Form 10QSB
period 1996-03-31
U S WIRELESS DATA INC
filed 1996-05-10
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549


FORM 10-QSB

Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.


                              Commission File No.:  0-22848


                                U.S. Wireless Data, Inc.
                  (Exact name of registrant as specified in its charter)


                       Colorado                    84-1178691
               (State of incorporation)    (IRS Employer Identification No.)


                                  5700 Flatiron Parkway
                                 Boulder, Colorado  80301

                 (Address of principal executive offices, including zip code)



                                      (303) 440-5464

                    (Registrant s Telephone Number, including area code)



Check whether the issuer (1)  filed all reports required to be filed by
Section 13 or 15(d)
of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                      Yes   X                      No


As of March 31, 1996 there were outstanding 4,409,033 shares of the Registrants Common Stock (no par value per share).


Transitional Small Business Disclosure Format

                      Yes                          No   X

                         U.S. WIRELESS DATA, INC.
                             TABLE OF CONTENTS



PART I                  FINANCIAL INFORMATION
                                                                     Page

Item 1.                 Financial Statements (Unaudited)

                        Balance Sheet --
                        March 31, 1996                               3

                        Statements of Operations --
                           Three Months and Nine Months
                           Ended March 31, 1996 and 1995             4

                        Statements of Cash Flows --
                           Nine Months Ended March 31, 1996
                           and 1995                                  5

                        Notes to Financial Statements                6-7


Item 2.                 Management s Discussion and Analysis         8-12



PART II                 OTHER INFORMATION

Item 1.                 Material Developments in Connection with
                            Legal Proceedings                        13

Item 3.                 Defaults Upon Senior Securities              13

Item 6.                 Exhibits and Reports on Form 8-K             14

U.S. WIRELESS DATA, INC.
BALANCE SHEET
(Unaudited)

                                                               March 31, 1996
                              ASSETS
Current Assets:
        Cash                                         $                 42,674
        Accounts receivable, net of allowance for
            doubtful accounts of $15,760                               41,500
        Sales-type lease receivables                                   59,545
        Inventory, net                                              2,739,012
        Other current assets                                            2,327

            Total current assets                                    2,885,058


Property and equipment, net                                           120,851
Other assets                                                           22,755


Total assets                                           $            3,028,664

                 LIABILITIES AND STOCKHOLDERS'  EQUITY


Current Liabilities:
        Accounts payable                               $            1,775,690
        Accrued liabilities                                           201,970
        Notes payable                                                 420,266

            Total current liabilities                               2,397,926


Stockholders  Equity:
        Common stock, no par value, 12,000,000                      4,326,265
            shares authorized, 4,409,033
            shares issued and outstanding
        Additional paid-in capital                                 11,583,384
        Accumulated deficit                                       (15,278,911)

              Total stockholder's equity                              630,738


Total liabilities and stockholders  equity             $            3,028,664




See Accompanying Notes

U.S. WIRELESS DATA, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

Revenue               410,964      1,107,870       1,085,183        2,788,424
Cost of goods
 sold                 343,548      1,175,578         954,301        2,966,129
Gross margin           67,416        (67,708)        130,882         (177,705)
Operating Expenses
 Selling, general
 and administrative   266,509      1,446,270         984,715        4,307,276
Research and
 development          112,288        358,617         362,943          950,240
                      378,797      1,804,887       1,347,658        5,257,516


(Loss) from
operations           (311,381)    (1,872,595)     (1,216,776)      (5,435,221)

Other income/
(expense)             (10,348)       (59,537)        (28,635)         (13,739)

Net (loss)           (321,729)    (1,932,132)     (1,245,411)      (5,448,960)


Net (loss) per
common share             (.07)          (.44)           (.28)           (1.31)


Weighted average
common shares
outstanding         4,401,664      4,390,910        4,394,469        4,153,629



See Accompanying Notes


U.S. WIRELESS DATA, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                        Nine Months Ended
                                                  3/31/96              3/31/95
Cash Flows from operating activities
     Net loss                           $      (1,245,411)    $    (5,448,960)
     Depreciation and amortization                 39,183             612,898
     Stock issued for services                      3,880                  --
     Changes in assets and liabilities:
          (Increase) decrease in:
               Accounts receivable                309,798            (664,654)
               Inventory                          734,421             339,266
               Other assets                        24,281          (1,449,988)
          Increase (decrease) in:
               Accounts payable                    50,178           1,262,543
               Accrued liabilities                (61,238)            121,037
               Notes payable                           --             472,800
               Net cash used in
               operating activities              (144,908)         (4,755,058)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture           59,201             (31,045)
     Payment for purchase of Direct
     Data, Inc., net of cash acquired                  --          (1,979,789)
       Net cash used in investing activities       59,201          (2,010,834)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of stock               --                  --
     Proceeds from exercise of warrant                 --              13,125
       Net cash provided by
       financing activities                            --              13,125


INCREASE (DECREASE) IN CASH                       (85,707)         (6,752,767)


CASH, Beginning of period                         128,381           6,915,074


CASH, End of period                                42,674             162,307

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
    Stock issued to
     Direct Data, Inc. shareholders                                  1,793,750
    Fair market value of
     Direct Data, Inc. assets acquired                               2,053,691
    Direct Data, Inc. liabilities assumed                            4,165,867


See Accompanying Notes




U.S. WIRELESS DATA, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


Note 1 -- ACCOUNTING PRINCIPLES

The balance sheet as of March 31, 1996, as well as the statements of operations and of cash flows for the three months ended March 31, 1996 and March 31, 1995, and for the nine months ended March 31, 1996 and March 31, 1995, have been prepared by the
Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company s
Form 10-KSB for fiscal year end June 30, 1995. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.


Note 2 -- FINANCIAL CONDITION AND LIQUIDITY

The Company currently has significant concerns regarding its financial condition and liquidity. The Company has incurred an accumulated deficit of approximately $15 million since inception and has incurred additional losses subsequent to the year ended June
30, 1995. In order to continue as a going concern, the Company needs to: sustain or increase revenue levels and product margins; continue to renegotiate arrangements with manufacturing suppliers; negotiate additional product development contracts; successfully complete the development and ramp to production of new products; generate positive cash flow from operations; and/or seek additional debt or equity financing.

Note 2 -- INVENTORIES

Inventories for the period presented are stated at the lower of cost or market and consist primarily of finished goods.

Note 3 -- UNCERTAINTY RELATED TO THE CARRYING VALUE OF INVENTORIES

Discussions with Solectron, the Company s manufacturer, during the third quarter of fiscal 1995 led to a conclusion that $1.4 million of raw materials inventory held by
Solectron should be recorded as a liability on the Company s books. This inventory and the related liability has been reflected in the accompanying financial statements since
March 31, 1995. However, subsequent to the end of March 31, 1996 fiscal quarter, the
Company successfully negotiated an arrangement with Solectron whereby the Company was relieved of its obligations related to the raw materials inventory. Because of lower than anticipated sales levels, there is substantial uncertainty about the Company s ability to realize the recorded carrying value of finished goods inventory.


Note 4 -- REVENUE RECOGNITION

Direct sales are recognized upon shipment of products to customers. Sales to reseller organizations are recognized upon the Company s receipt of payment from the reseller.


Note 5 -- NET LOSS PER SHARE

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding at the end of the period. Exercisable stock options and warrants are not included in the calculation since their effect would be anti-dilutive.
Note 6 -- DIRECT DATA, INC. ACQUISITION/DISSOLUTION

In September 1994, the Company completed the acquisition of Direct Data, Inc. ( Direct
Data ). The Company paid approximately $2 million in cash and issued 700,000 shares
(valued at $2.56 per share) of its common stock in exchange for all outstanding shares of Direct Data. The transaction was accounted for using the purchase method of accounting and the Company recorded goodwill of approximately $6 million. During the fourth quarter of fiscal 1995, the Company determined that the goodwill related to the acquisition of Direct Data was fully impaired, and therefore, wrote-off the entire balance resulting in a charge included in the Statement of Operations for fiscal year 1995.

In September 1995, Direct Data received notice that its bank note creditor would not extend the loan payment terms and demanded payment on a $1.3 million bank note.
An officer and director of Direct Data and former director of the Company (the Officer )
had personally guaranteed the note. In early October 1995, the Officer repaid the note and, pursuant to the Officer s guaranty arrangement with the bank, became the holder of a security interest in all of Direct Data s assets. Subsequently, on October 5, 1995, the Officer and the Company consummated an agreement whereby in exchange for the
Company s approval of the surrender of all of Direct Data s assets ($1,032,719 at June
30, 1995 and approximately $780,000 at October 5, 1995), the Officer released the
Company from its $1.3 million obligation (to assume the Officer s obligation under the guaranty) and agreed that the Company would have the option to purchase
397,684
shares of the Company s common stock owned by the Officer, for a period of three years, at a price of $.25 per share. Additionally, the Officer granted the Company the right to vote these shares during the three year option period.

As of June 30, 1995 and October 5, 1995, Direct Data had $3,053,336 and approximately $3,000,000 in liabilities, respectively. Direct Data notified its creditors that it would be unable to pay its remaining liabilities, and pursuant to the Colorado Business
Corporation Act, Direct Data was dissolved effective October 19, 1995.

Because of the dissolution of Direct Data directly after the Company s September 30,
1995 quarter end, the accompanying financial statements for the three and nine month periods ending March 31, 1996 exclude the results of operations of Direct Data.

For the three and nine month periods ending March 31, 1995, the results of operations for Direct Data are included. For comparison purposes and differences attributable to
Direct Data, see Management s Discussion and Analysis of Financial Condition and
Results of Operations.

Unaudited Pro Forma Statement of Operations  (excluding the results of Direct
Data)


                                          Three Months        Three Months
                                          Ended 3/31/95       Ended 3/31/95
Revenue                                       497,870            1,393,220
Loss from operations                         (930,085)          (3,719,468)
Net loss                                     (932,075)          (3,633,828)
Net loss per share                               (.21)                (.87)



MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company was incorporated on July 30, 1991, and was in the development stage until the quarter ended September 30, 1994. Since inception, the Company has raised equity capital through the sale of its securities, completed development of its initial product, negotiated agreements with suppliers of components, developed a marketing strategy, and initiated sales of the POS-50 portable credit card and check verification terminal. During fiscal 1995, the Company continued to promote its product through the cellular reseller channel and, in the second half of fiscal 1995, enhanced its marketing strategy by focusing sales efforts on the Independent Sales Organization
(ISO)
channels. During fiscal 1996, the Company continues to generate the majority of its revenue through the ISO channel and, in addition, has completed development and introduced its new CDPD product line.

Since inception, the Company s financial resources have been used in completing the design, engineering and development of the POS-50 , performing field tests of the product, and initiating production and marketing plans and strategies. Prior to the
December 1993 initial public offering ( IPO ), working capital was used to develop a marketable product. Since the IPO, funds have been used to develop sales and marketing channels, to continue product enhancements and new product development, to build finished goods inventory to meet potential demand, to defend and settle legal matters, and to acquire, support and ultimately liquidate the operations of Direct Data.

In 1993, the Company established a contractual relationship with Solectron Corporation in Milpitas, California for subcontract manufacturing of the POS-50 . The Company ordered and received approximately 2,900 POS-50 terminals through September 1995.
The Company built a large inventory of finished goods to facilitate promptly filling orders from customers. Because of higher-than-desirable inventory levels and poor sales results, the Company stopped production by Solectron in April 1994. Discussions with
Solectron during the Company s third fiscal quarter of 1995 led to a conclusion that $1.4 million of raw materials inventory held by Solectron should be recorded as a liability on the Company s financial statements. The Company has continued to negotiate with
Solectron and, subsequent to the end of the third fiscal quarter of 1996, the Company successfully negotiated an arrangement with Solectron whereby the Company was relieved of its obligations related to the raw materials inventory as well as all other financial obligations. Because of lower than anticipated sales levels, there is substantial uncertainty about the Company s ability to realize the recorded carrying value of finished goods inventory.

During fiscal 1995, the Company acquired all of the outstanding shares of Direct Data, a distributor of POS-related products. Subsequent to the end of fiscal 1995, all Direct
Data assets were surrendered to Direct Data s secured creditor in lieu of the creditor s foreclosure on a past due $1.3 million obligation. As a result, Direct Data had no assets, ceased operations and was dissolved effective October 19, 1995. See Financial
Condition, Capital Resources and Liquidity .

The following table reflects the comparative Statement of Operations for the three months ended March 31, 1996 and March 31, 1995, where the three months ended March 31, 1995 have been adjusted to exclude the results of operations for Direct Data,
Inc. which was dissolved in October, 1995.

PRO FORMA STATEMENT OF OPERATIONS
(Unaudited)


                                             Three Months Ended 3/31/95

                           Consolidated                            Pro Forma
             Three Months  Statement of  Less: Direct             Statement of
             Ended 3/31/96 Operations    Data, Inc.   Adjustments  Operations

Revenue            410,964    1,107,870     610,000            --     497,870
Cost of
goods sold         343,548    1,175,578     612,279            --     563,299


Gross margin        67,416      (67,708)     (2,279)           --     (65,429)

Operating Expenses
 Selling, general
and administrative 266,509    1,446,270     541,552       214,194     690,524
 Research and
development        112,288      358,617     184,485            --     174,132
                   378,797    1,804,887     726,037       214,194     864,656

(Loss) from
operations        (311,381)  (1,872,595)   (728,316)     (214,194)   (930,085)

Other income/
(expense)          (10,348)     (59,537)    (57,547)            --     (1,990)

Net (loss)        (321,729)  (1,932,132)   (785,863)      (214,194)  (932,075)

Net (loss) per
common share          (.07)        (.44)                                 (.21)

Weighted average
 common shares
 outstanding     4,401,664    4,390,910                             4,390,910


(1)  Amortization of goodwill

Net Sales

Net sales of $410,964 for the third fiscal quarter of 1996 decreased from $497,870 for the third fiscal quarter of 1995. This decrease is attributable to reduced revenue from its POS-50 product, offset partially by revenue of $108,000 for CDPD products and contract development work. During the last half of fiscal 1995 (and continuing to present), in an effort to convert existing finished goods inventory to cash, the Company has periodically reduced the selling price of its POS-50 product.


Gross Margin

Gross margins in the third fiscal quarter of 1996 were $67,416 compared to $(65,429)
for the same period in fiscal 1995. The increase was due primarily to: a) a reduction in staffing levels of the manufacturing support organization, and; b) initial sales of
CDPD products and contract development work, both of which have more favorable margins than the POS-50 product.


Operating Expenses

Selling, general and administrative expenses decreased from $690,524 in the third fiscal quarter of 1995 to $266,509 in the third fiscal quarter of 1996. This decrease was due to: a) a reduction in staffing levels and other cost reductions which have been implemented from time to time since the last half of fiscal 1995, and; b) a reduction in legal expenses of approximately $140,000.

Research and development expenses decreased from $174,132 in the third fiscal quarter of 1995 to $112,288 in the third fiscal quarter of 1996. This decrease was due to reductions in staffing levels as required to meet existing business conditions.


Other Income/(Expense)

Other income/(expense) decreased from $(1,990) in the third fiscal quarter of 1995 to $(10,348) in the third fiscal quarter of 1996. This decrease was due to: a) interest expense on a note payable to a supplier, and; b) reduction of interest income because of lower cash balances.


Financial Condition, Capital Resources and Liquidity

The Company continues to have significant concerns regarding its financial condition and liquidity. During the first quarter of fiscal 1995, the Company completed its acquisition of Direct Data. Pursuant to the acquisition agreement, the Company acquired all of the outstanding shares of common stock of Direct Data in exchange for 700,000 shares of the Company s Common Stock plus approximately $2 million in cash. In addition, the
Company agreed to assume Richard P. Draper s ( Draper ) personal guaranty of the
$1.3 million bank debt of Direct Data; however, the Company had never been in a position of fulfill this obligation to Draper. At the time of the Company s acquisition of
Direct Data, Draper held approximately 65% of the outstanding shares of Direct Data and was an officer and director of Direct Data. Draper remained an officer and director of
Direct Data after the acquisition, and also became a director of the Company until his resignation in April 1995.

The Company also provided loans totaling $1.9 million to Direct Data, of which $500,000 was loaned prior to the closing of the acquisition. Since its inception, Direct Data had been in a loss position and had been issuing and selling equity to meet its working capital needs. The Company s loans were required to continue to meet Direct Data s working capital requirements from September 1994 through February 1995, at which time the Company stopped providing additional loans. At the time of the acquisition, the
Company had expected that both its and Direct Data s sales performance would generate sufficient cash to support both entities working capital needs. However, it became apparent in the second fiscal quarter of 1995 that neither the Company s nor
Direct Data s performance would generate the necessary capital to fund on-going operations, and beginning in January 1995, the Company began reducing its expenses through a series of layoffs and operational cost reductions.

In November 1994, the Company had been approached by a large European company to acquire Direct Data. Due to growing concerns regarding both its and Direct Data s performance and liquidity, the Company believed that the potential disposition of Direct
Data could provide it with a method to obtain debt relief for Direct Data and a needed cash infusion into the Company, as the holder of both an intercompany loan and as the sole shareholder of Direct Data. The terms of the proposed asset sale would have provided for a cash payment of $1.5 million to Direct Data as payment for assets, an earn-out opportunity by the Company of up to $1 million based upon the subsequent performance of the Direct Data business (as part of the acquiring entity), and the assumption of substantially all of Direct Data s secured and unsecured debt (other than the loan owed to the Company). Since substantially all other of Direct Data s debt was being assumed in the transaction, most of the $1.5 million cash payment would have been paid to the Company in re-payment of its loan and/or as a distribution to the
Company as the sole shareholder of Direct Data.

The Company continued to make loans to Direct Data until mid-February 1995 (ultimately resulting in a total of $1.9 million in loans) to fund operations in order to maintain Direct Data as a viable acquisition candidate until the sale could be closed.
Additionally, in anticipation of the sale, Direct Data s bank (M&I Bank) agreed to extend its secured $1.3 million loan from March 15, 1995 to June 15, 1995.

In May 1995, the Company was notified by the acquiring party that the planned acquisition of Direct Data would not be consummated. As a result, neither the Company nor Direct Data had the resources necessary to finance their business operations and obligations, and the Company began exploring all options available to it and Direct Data.
The Company issued a press release disclosing the failed transaction and the resulting financial concerns for both the Company and Direct Data.

Since May 1995, the Company has continued to reduce its expenses through cost controls and workforce reduction. It also has been successful in securing additional orders from its largest customer, Cardservice International ( CSI ). As a result, the
Company has been able to maintain its cash position, although by the end of the third quarter it was still unable to make significant reductions in its obligations to its two largest creditors. However, subsequent to the end of March 31, 1996 fiscal quarter, the
Company successfully negotiated an arrangement whereby the Company was relieved of all financial obligations to its largest creditor, Solectron. In order to renegotiate its arrangement with Solectron, the Company entered into an agreement with CSI, its largest customer, and Uniform Industrial Corporation ( UIC ), pursuant to which CSI and
UIC paid Solectron $325,000 in exchange for all raw materials inventory and the complete release of all of the Company s obligations to Solectron. In consideration of
CSI and UIC s agreement to assume the Solectron obligations, the Company will pay royalties to CSI and UIC on future sales of its products made with the purchased inventory. UIC took title and possession of all raw materials inventory needed to build future product and will be manufacturing product for the Company from that raw material inventory. The Company took title and possession on all excess parts and will be attempting to sell this inventory for cash. Additionally, in order to induce CSI to assume its portion of the Solectron obligation, the Company will issue common stock to CSI at
150% of fair market value on the day the agreement was entered into, and CSI and the
Company currently are negotiating the terms of a registration rights agreement relating to such shares. Caesar Berger, a director of the Company, is an executive officer of
CSI.

The Company has continued its development efforts on the new CDPD-based credit card terminal and has secured and delivered initial orders for these products. In addition, the
Company has successfully completed and continues to engage in discussions with terminal providers and transaction processors regarding potential engineering development contracts, which if entered into would provide additional working capital to the Company. While the Company believes that its relationship with CSI continues to be strong, the Company is highly dependent upon its sales to CSI, and the loss of, or a significant decrease in those sales would have a material adverse effect on the
Company s cash position and its ability to sustain operations.

In June 1995, Direct Data obtained an additional extension of its M&I Bank loan to
September 1995. Also in June 1995, Direct Data executed a three-year exclusive distribution agreement with De La Rue Fortronic ( DLRF ), a manufacturer of POS terminals, to market and sell DLRF terminals in the U.S. In addition to its ability to earn gross margins on its distribution of DLRF products, Direct Data also agreed to undertake, for cash payments, certain software development and market development projects for
DLRF. The DLRF agreement permitted Direct Data to, in effect, receive advances on future gross margins up to a maximum advance of $250,000. The funding received from
DLRF allowed Direct Data to meet payroll and certain other operational expenses but not its creditors obligations, which included approximately $1.3 million in secured M&I Bank debt, approximately $1.1 million in unsecured trade debt, and $1.9 million in intercompany loans from the Company. From January 1995 until September 1995, Direct Data s workforce decreased by approximately 40%, to approximately 23 employees. Direct Data also continued to negotiate payment terms with its trade creditors.

Despite the cost reduction measures described above, Direct Data remained in a negative cash flow situation. The Company and Direct Data investigated various options for short and long term funding, including increasing Direct Data s advance from DLRF to above the $250,000 maximum. Other than the DLRF margin advances and payments for software development, neither of which was sufficient to fund Direct Data s working capital needs, no short or long term funding opportunities had been obtained as of
September 1995.

In early September 1995, M&I Bank gave notice to Direct Data that it would no longer extend the loan and demanded payment in full on the September 15, 1995 due date.
Since Draper, an officer and director of Direct Data, had personally guaranteed the $1.3 million bank loan, he began negotiating with M&I Bank to prevent the foreclosure of his guaranty. He ultimately paid the outstanding $1.3 million to M&I Bank in early October
1995, and pursuant to his guaranty arrangement with M&I Bank, became the holder of a security interest in all of Direct Data s assets.

Rather than foreclose on the assets, Draper contacted Direct Data and the Company, as the sole shareholder of Direct Data, to negotiate an arrangement whereby he would be transferred all of the assets in which he had a foreclosable security interest. To prevent the negative effects of a foreclosure proceeding, (including the likelihood of substantial legal fees and associated expenses), Direct Data agreed to surrender the assets to Draper. Separately, the Company, as Direct Data s shareholder, also approved the surrender of assets in order to avoid the foreclosure proceedings and the above-discussed negative effects. In consideration for that approval, Draper released the Company from its $1.3 million obligation to remove him from his personal guaranty on the bank loan (which the Company had never fulfilled), and agreed that the Company would have the option to purchase the 397,684 shares of the Company s Common Stock
(the Shares ) beneficially owned by Draper, for a period of three years, at a price of
$.25 per share (the fair market value on the Company s Common Stock at the time the transaction was negotiated). Additionally, Draper granted the Company the right to vote the Shares (which constitute approximately 9% of the Company s outstanding Common
Stock) during the three-year option period. In addition to being an officer and director of Direct Data until October 6, 1995, Draper was also a director of the Company until
April 1995.

The transfer of assets to Draper was consummated on October 5, 1995. Immediately prior to the transfer, from September 29, 1995 to October 3, 1995, all remaining Direct
Data employees were terminated. As a result of the asset transfer and Draper s earlier re-payment of the M&I Bank debt, Direct Data had no assets, no secured debt, approximately $1.5 million in unsecured trade debt (not including the $1.9 million intercompany loan from the Company) and ceased operations. Direct Data notified its creditors that it would be unable to pay its remaining debts, and pursuant to the Colorado Business Corporation Act, Direct Data was dissolved effective October 19,1995.

As a result of this development involving Direct Data and in order to continue as a going concern, the Company will need to sustain or increase its revenue levels and product margins, continue to renegotiate arrangements with its manufacturing suppliers, negotiate additional product development contracts, successfully complete the development and delivery of new products, generate positive cash flow from operations and/or seek additional debt or equity financing.


Part II


The information required for Part II, Items 2, 4 and 5 are not applicable.


ITEM 1 -- MATERIAL DEVELOPMENTS IN CONNECTION WITH LEGAL
PROCEEDINGS

In early September 1994, two shareholders filed a Colorado state court class action lawsuit in Denver District Court against the Company, three of its directors, and others
(Jacques A. Machol III, et al, v. U.S. Wireless Data, Inc., et al.). The lawsuit alleges various fraudulent acts, omissions and misrepresentations by the defendants in connection with the initial public offering of and subsequent trading in the Company s stock.

A second shareholder class action complaint against the Company, three of its directors, and others was filed by one shareholder in late September 1994 in U.S. District Court,
Denver, Colorado (Jeffry Appel on behalf of himself and all others similarly situated, v.
Maurice Caldwell Jr., Rod L. Stambaugh, Leonard Trout, Donald L. Walford,
Frank
LaHue, U.S. Wireless Data, Inc., among others). The complaint also arises out of the
Company s public offering and makes allegations similar to those made in the first complaint. The Denver District Court lawsuit has been stayed by court order so as to avoid duplication with the U.S. District Court lawsuit.

In February 1995, another class action complaint was filed in U.S. District Court, Denver,
Colorado by the same plaintiff who had previously filed the Colorado State class action in early September 1994 (Jacques A. Machol III and Prism Partners I on behalf of themselves and all others similarly situated, v. U.S. Wireless Data, Inc., Maurice R.
Caldwell Jr., Rod L. Stambaugh, Leonard Trout, Donald L. Walford, Frank LaHue, among others). The Defendants and allegations are the same as in the original and subsequent lawsuits. Currently, the court is deciding whether to consolidate the two federal cases.

The Company believes these lawsuits are without merit and denies that it engaged in any fraudulent acts or omissions, or otherwise violated Federal or Colorado law. In each case, the Company intends to contest the litigation on its merits, as well as the suitability of the plaintiff shareholders to act for the alleged class. Nonetheless, because litigation of this type involves inherent risks, it is not possible for the Company at this time to make an assessment of potential exposure, nor to predict with precision what the ultimate outcome will be.



ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

                              The Company is indebted to Omron Systems, Inc. (
Omron ) under a Secured
Installment Note dated March 27, 1995, for the principal amount of $472,800 and interest thereon. The terms of such note required the Company to make payments of principal and interest each month from April 1995 through December 1995, at which time the note became due. The Company made one principal payment, has continued to make monthly interest payments in accordance with the terms of the note, but has made no other principal payments under this note and for that reason is in default. The Company believes that as of the date of the filing of this report, the total amount due under such note is $420,266. The note is secured by 1,770 credit card terminals which are not currently needed by the Company for its business operations. Subsequent to the end of the third fiscal quarter, the Company has entered into discussion with Omron regarding the possible restructuring or mutually agreeable settlement of this note.



ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K


                              a)  Exhibits
                                   None


                              b)  Reports on Form 8-K
                                   There were no reports on Form 8-K that were
filed during the fiscal quarter
ended March 31, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




               U.S. WIRELESS DATA, INC.

               Registrant


Date:                         May 10, 1996
 By: \s\ Michael J. Brisnehan


President, Chief Executive Officer, Chief Financial Officer, and Treasurer (Principal
Financial and Accounting Officer)