Form 10KSB
period 1996-06-30
U S WIRELESS DATA INC
filed 1996-10-21
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-KSB

                             [Mark One]

    [  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended June 30, 1996

 [      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to  _____________________.

                    Commission file no.:  0-22848

                        U.S. WIRELESS DATA, INC.
           (Name of small business issuer in its charter)

                     Colorado                           84-1178691
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

       5700 Flatiron Parkway, Boulder, Colorado           80301
       (Address of principal executive offices)        (Zip Code)

 Registrant's telephone number, including area code:  (303) 440-5464

  Securities registered pursuant to Section 12(b) of the Act:  None

    Securities registered under Section 12(g) of the Exchange Act

                  No Par Value Class A Common Stock
                          (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended June 30, 1996 were $1,582,553.

     The aggregate market value of the issuer's voting stock held as of August 30, 1996 by non-affiliates of the Registrant was approximately $648,000 based on an average price of $.187 as of August 30, 1996.

     As of June 30, 1996, the issuer had 4,523,333 shares of its no par value common stock outstanding.

     The Company's Proxy Statement covering the fiscal year ended June 30, 1996 is incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

                         Yes           No  x

PART I


ITEM 1.  DESCRIPTION OF BUSINESS

(a)  Business Development.

     U.S. Wireless Data, Inc., a Colorado corporation, (the "Company" or "USWD"), was organized on July 30, 1991 for the purpose of designing, manufacturing and marketing a line of wireless and portable credit card and check authorization terminals. The Company's first product, known as the POS-50r, is the world's first integrated wireless credit card and check authorization terminal using cellular communication technology. The POS-50r is certified to operate on the major credit card transaction processing networks and is presently being marketed in the U.S. by a variety of Independent Sales Organizations ("ISOs"), cellular service providers, and directly by the Company. The POS-50r allows a merchant to electronically authorize and capture a credit card, debit card or check transaction at the point of sale virtually anywhere cellular voice service exists.

     Because of its unique integration and portable design, the POS- 50r is the only truly portable circuit-switched cellular-based wireless terminal in the market today. The POS-50r does not require AC power or a phone line to electronically authorize a credit card transaction. Because of its portable and wireless nature, the POS- 50r is well suited for the small to medium sized mobile retailer or service company. Examples of current POS-50r customers include craft show vendors, sporting event concessionaires, towing services, cart and kiosk vendors and essentially any business on the go that wants to safely accept credit cards, debit cards or checks for their products and services. Although this mobile market segment is experiencing rapid growth, it still represents only a small percentage of annual U.S. terminal shipments.

     Recently, the Company has developed and introduced a new line of wireless credit card authorization terminals targeted for the core terminal market. This new line of wireless authorization terminals utilizes a new wireless packet data technology known as Cellular Digital Packet Data ("CDPD") which operates in parallel with the existing circuit-switched cellular voice network. It is designed for high speed encrypted data transmission over the air-link and will not interfere with or degrade cellular voice traffic. Because of the high speed nature of CDPD technology, and the ability to bypass the public switched telephone network, the Company's new line of CDPD- based terminals can have significant performance and communication cost advantages when compared with the traditional dial-up terminals currently being sold in the U.S. market today.

     As a key element in its CDPD terminal development strategy, the Company has entered into an agreement with a CDPD modem manufacturer to supply the Company with a CDPD modem for integration into the Company's new line of terminal products. The Company played an active role in specifying requirements for this CDPD modem to optimize functionality and performance when integrated into a point-of-sale terminal.


Direct Data Acquisition/Dissolution

     In September 1994, the Company completed the acquisition of Direct Data, Inc. ("Direct Data"), a Hartland, Wisconsin-based distributor of POS-related products including credit card terminals, smart cards, a check reader, receipt printers, and frequency marketing software. Pursuant to the acquisition agreement, the Company acquired all of the outstanding shares of common stock of Direct Data in exchange for 700,000 shares of the Company's Common Stock plus approximately $2 million in cash. In addition, the Company agreed to assume Richard P. Draper's ("Draper") personal guaranty of the $1.3 million bank debt of Direct Data; the Company was never in a position to fulfill this obligation to Draper. At the time of the Company's acquisition of Direct Data, Draper held approxi mately 65% of the outstanding shares of Direct Data and was an officer and director of Direct Data. Mr. Draper remained an officer and director of Direct Data after the acquisition, and also became a director of the Company until his resignation in April 1995.

     The Company also provided loans totaling $1.9 million to Direct Data, of which $500,000 was loaned prior to the closing of the acquisition. Since its inception, Direct Data had been in a loss position and had been issuing and selling equity to meet its working capital needs. The loans made by the Company to Direct Data were required to allow Direct Data to continue to meet its working capital requirements from September 1994 through February 1995, at which time the Company stopped providing additional loans. At the time of the acquisition, the Company had expected that both its and Direct Data's sales performance would generate sufficient cash to support both entities' working capital needs. However, it became apparent in the second fiscal quarter of 1995 that neither the Company's nor Direct Data's performance would generate the necessary capital to fund on- going operations, and beginning in January 1995, the Company began reducing its expenses through a series of layoffs and operational cost reductions.

     In November 1994, the Company had been approached by a large European company about their desire to acquire Direct Data. Due to growing concerns regarding both its and Direct Data's performance and liquidity, the Company believed that the potential disposition of Direct Data could provide it with a method to obtain debt relief for Direct Data and a needed cash infusion into the Company, as the holder of both an intercompany loan and as the sole shareholder of Direct Data. The terms of the proposed asset sale would have provided for a cash payment of $1.5 million to Direct Data as payment for the assets, an earn-out opportunity by the Company of up to $1 million based upon the subsequent performance of the Direct Data business (as part of the acquiring entity), and the assumption of substantially all of Direct Data's secured and unsecured debt (other than the loan owed to the Company). Since substantially all other of Direct Data's debt was being assumed in the transaction, most of the $1.5 million cash payment would have been paid to the Company in re- payment of its loan and/or as a distribution to the Company as the sole shareholder of Direct Data.

     The Company continued to make loans to Direct Data until mid- February 1995 (ultimately resulting in a total of $1.9 million in loans) to fund operations and in order to maintain Direct Data as a viable acquisition candidate until the sale could be closed. Additionally, in anticipation of the sale, Direct Data's bank (M&I Bank) agreed to extend its secured $1.3 million loan from March 15, 1995 to June 15, 1995.

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

     In June 1995, Direct Data obtained an additional extension of its M&I Bank loan to September 1995. Also in June 1995, Direct Data executed a three-year exclusive distribution agreement with De La Rue Fortronic ("DLRF"), a Scotland-based manufacturer of POS terminals, to market and sell DLRF terminals in the U.S. In addition to its ability to earn gross margins on its distribution of DLRF products, Direct Data also agreed to undertake, for cash payments, certain software development and market development projects for DLRF. The DLRF agreement permitted Direct Data to, in effect, receive advances on future gross margins up to a maximum advance of $250,000. The funding received from DLRF allowed Direct Data to meet payroll and certain other operational expenses but not its creditor obligations, which included approximately $1.3 million in secured M&I Bank debt, approximately $1.1 million in unsecured trade debt, and $1.9 million in intercompany loans from the Company. From January 1995 until September 1995, Direct Data's workforce decreased by approximately 40%, to approximately 23 employees. Direct Data also continued to negotiate payment terms with its trade creditors.

     Despite the cost reduction measures described above, Direct Data remained in a negative cash flow situation. The Company and Direct Data investigated various options for short and long term funding, including increasing Direct Data's advance from DLRF to above the $250,000 maximum. Other than the DLRF margin advances and software development, however, no short or long term funding opportunities had been obtained as of September 1995.

     In early September 1995, M&I Bank gave notice to Direct Data that it would no longer extend the loan and demanded payment in full on the September 15, 1995 due date. Since Draper, an officer and director of Direct Data, had personally guaranteed the $1.3 million bank loan, he began negotiating with M&I Bank to prevent the foreclosure of his guaranty. He ultimately paid the outstanding $1.3 million to M&I Bank in early October 1995, and pursuant to his guaranty arrangement with M&I Bank, became the holder of a security interest in all of Direct Data's assets.

     Rather than foreclose on the assets, Draper contacted Direct Data and the Company, as the sole shareholder of Direct Data, to negotiate an arrangement whereby he would be transferred all of the assets in which he had a foreclosable security interest. To prevent the negative effects of a foreclosure proceeding, (including the likelihood of substantial legal fees and associated expenses), Direct Data agreed to surrender the assets to Draper. Separately, the Company, as Direct Data's shareholder, also approved the surrender of assets ($1,032,719 at June 30, 1995 and approximately $710,000 at October 5, 1995) in order to avoid the foreclosure proceedings and the above-discussed negative effects. In consideration for that approval, Draper released the Company from its $1.3 million obligation to remove him from his personal guaranty on the bank loan (which the Company had never fulfilled), and agreed that the Company would have the option to purchase the 397,684 shares of USWD Common Stock (the "Shares") beneficially owned by Draper, for a period of three years, at a price of $.25 per share (the fair market value of the Company's Common Stock at the time the transaction was negotiated). Additionally, Draper granted the Company the right to vote the Shares (which constitute approximately 9% of the Company's outstanding Common Stock) during the three-year option period.

     The transfer of assets to Draper was consummated on October 5, 1995. Immediately prior to the transfer, from September 29, 1995 to October 3, 1995, all remaining Direct Data employees were terminated. As a result of the asset transfer and Draper's earlier re-payment of the M&I Bank debt, Direct Data had no assets, no secured debt, approximately $1.6 million in unsecured trade debt (not including the $1.9 million intercompany loan from the Company) and ceased operations. Direct Data notified its creditors that it would be unable to pay its remaining debts, and pursuant to the Colorado Business Corporation Act, Direct Data was dissolved effective October 19, 1995.



(b)  Business of Issuer.

Industry Overview

Credit Card and Debit Card Industry

     With over 3.2 million merchant locations accepting bank cards, Americans reached for their plastic credit and debit cards over 12 billion times to purchase over $700 billion in goods and services in 1995. Recent studies have indicated that consumers spend 30% more per transaction when using credit cards than when using cash or checks. Credit card and debit card purchases continue to experience double digit growth annually. Unfortunately, fraud is also on the rise and as a result, merchant acquirers, transaction processors and card issuers are trying to minimize their losses by incenting and requiring merchants to utilize electronic draft capture ("EDC") terminals to conduct credit and debit card transactions.

     An EDC terminal magnetically reads the encoded account information from the magnetic strip on the back of a credit or debit card and sends it to a transaction processor for electronic on-line authorization. The transaction processor authorizes the card with the issuer, electronically captures the transaction, generates an approval code and returns the data to the terminal which prints a customer receipt. Presently, the majority of EDC terminals communicate with the transaction processor via a telephone or leased line. This dial-up type transaction process takes approximately 12 - 16 seconds to complete. At the end of the business day, the EDC terminal dials the transaction processor to initiate the collection and electronic deposit of funds to the merchant's local bank account. Losses from fraudulent cardholder use where no authorization was obtained at the retail point of sale are electronically "charged back" to the merchant.

     Recent payment acceptance guidelines have been introduced by Visa that require a merchant to comply with specific procedures in order to receive the lowest transaction processing fees or discount rates. These requirements include: (1) the presence of the bankcard at the point of sale, (2) transmission of all data encoded on the card's magnetic strip, and (3) settlement within two days of the authorization. If any one of these requirements is not met, the merchant is penalized with a higher discount rate and a surcharge is applied to each transaction not complying with the new requirements.

     The Company manufactures a line of wireless EDC terminals and wireless enabling products that allow a merchant to safely accept credit and debit cards virtually anywhere cellular and/or CDPD service is available. The Company's products comply with the recent payment acceptance guidelines and allows a merchant to qualify for the lowest discount rates when processing credit and debit card transactions.


Check Payment Industry

     Checks are still American consumers second favorite way to pay for purchases, behind cash. Americans wrote 60 billion checks last year. Of approximately $2 trillion worth of retail purchases nationwide, almost $700 billion were paid with a check, of which approximately 1% were returned unpaid for insufficient funds or other reasons.



     Nationwide, the number of bad checks is increasing. The cost of insufficient funds checks often leads merchants either to refuse to accept checks or to utilize check verification and guarantee services. Check verification or guarantee services require the merchant to magnetically read the MICR line of a check or hand key certain information into an EDC terminal which communicates with a database maintained and operated by the verification service. If the check is approved, an approval code is generated and sent back to the terminal to complete the check verification or guarantee.

     The Company's wireless terminal and enabling products expand check verification services to mobile and fixed retail merchants where phone lines are either not available or too slow and expensive, and the risks of accepting checks are high.


The Company's Products

     POS-50" - The Company's first product, known as the POS-50, is the first fully-integrated, wireless portable credit/debit card authorization and check verification terminal. It is packaged in a compact, lightweight design which includes an ergonomic handle for maximum portability . The battery operated POS-50" uses a proprietary printed circuit board module to integrate a 3-watt cellular transceiver, credit card terminal, rechargeable battery and a printer.

     The POS-50r has been in the U.S. market since January 1994, and addresses the mobile retail sales and service marketplace. A merchant can utilize the POS-50r to safely accept and process a credit or debit card transaction anywhere cellular voice service is available.

     With the cellular handset, the terminal can also be used as a cellular telephone. The POS-50" may be operated in a vehicle, at a weekend craft show or similar temporary locations, can be carried from site-to-site or can be used at a fixed location. When a phone line is available, intelligent circuitry recognizes the connection to a phone line and automatically transmits data by telephone line without using the cellular transceiver, thereby reducing cellular charges.

     The POS-50" enhances business operations in the following ways:


Increases Sales

     Consumers often make purchases when they have no cash on hand if the merchant accepts credit cards or checks. Research indicates that when customers have the option to use a credit card, they spend 30% more per transaction. Merchants that accept alternative methods of payment such as credit/debit cards or checks believe such alternative methods provide a competitive advantage over merchants who do not.


Controls Bad Debt

     The POS-50" utilizes an on-line EDC and verification process to access information about a customer's credit or debit card account. Once the customer's credit card transaction has been electronically authorized, an approval code is assigned and funds are electronically "captured" (i.e., reserved to pay for the authorized transaction). Since each transaction begins by swiping the credit card through the terminal's magnetic card reader, there is a significant reduction in the risk of fraud loss due to lost, stolen, overextended, or physically-altered credit cards. Losses from insufficient checks are collected or guaranteed by check service Company's under a separate fee agreement with the merchant.


Improves Cash Flow

     Once funds have been authorized and electronically captured and the settlement procedure initiated, they are transferred automatically to the merchant's account. When compared to paper submission of credit card transactions, the POS-50" expedites the funding process by electronically depositing the day's credit card transactions into the merchant's local bank account usually within 24 to 48 hours. Further, the fees charged to the merchant for processing a credit card transaction are significantly lower when electronically processed and captured.

Supports Peripherals

     The POS-50" supports a "portable office" environment by providing a data port which allows laptop computers, portable fax machines and other peripheral devices to be connected to the POS-50" to transmit or receive data via its internal cellular transceiver. Jacks located on the back of the unit make connecting peripherals simple. With the optional handset, the terminal can also be used as a cellular telephone.


New Products

     POS-500 - During the third fiscal quarter of 1996, the company introduced two new products utilizing CDPD technology. The Company's first CDPD product, known as the POS-500, is a fully integrated EDC terminal, receipt printer and CDPD wireless modem that allows a merchant to complete a credit or debit card transaction in less than 5 seconds. The POS-500 is designed to target the traditional small- to-medium sized retailer.

     Because response times are 3-5 times faster than dial-up terminals, and per-transaction communication costs are competitive with current dial-up costs, the POS-500 can compete favorably and eventually replace dial-up credit card terminal technology in areas where CDPD service is available. The POS-500 is currently being used by Yellow Cab company of San Francisco, and several other mobile and traditional retail merchants.

     TRANZ* Enabler - The TRANZ Enabler was also released during the third fiscal quarter of 1996, and was designed to enable the existing installed base of dial-up EDC terminals to operate over the CDPD network and, therefore, eliminate the need for a dedicated phone line. The TRANZ Enabler connects to the printer port of an existing dial-up terminal and utilizes power from the credit card terminal power supply. The TRANZ Enabler features a printer port for connection to a receipt printer and can complete a credit or debit card transaction in less than 5 seconds.

     In addition to credit and debit card transactions, the TRANZ Enabler has recently been successfully tested in an Electronic Benefit Transfer (EBT) application. An EBT transaction is very similar to a debit card transaction and all the same performance and transaction cost benefits are realized.


Circuit Switched Cellular, CDPD, and EDC Terminal Technology

     The Company's POS-50" product integrates circuit-switched cellular and credit card terminal technology to access credit card, debit card and check verification services. The POS-50" terminal can be used anywhere advanced mobile phone service (AMPS) cellular service is available. Upon card swipe and once the sales amount is entered via the terminal keypad, the cellular transceiver acquires a cellular channel and transmits the data over the air waves to a cell site, which is connected to a mobile telephone switching office (MTSO) and then connected to the public switched telephone network (PSTN). The call is then routed over one of several inter-exchange carriers (IEC's) to the transaction processor. Once an authorization is obtained, a corresponding approval code is returned to the terminal which prints a duplicate customer receipt and electronically captures the entire transaction data. A check authorization utilizes essentially the same technology and communication path, but authorizes the check data with a negative file maintained by a check verification or guarantee company.

     The credit card application software within the POS-50" is unique to each transaction processor (FDC, NOVA, CES, First USA Merchantec, GPS etc.) with which it communicates. In addition to proprietary software, each terminal has a unique merchant identification number embedded in the software to accurately identify the merchant and bank account information for settlement purposes. The application software can be updated or remotely downloaded by a unique procedure of keystrokes by the merchant or by the terminal supplier. Electronic passwords prevent unauthorized changes in either the terminal application software or in the identification numbers.

     The Company has entered into an agreement with a CDPD modem manufacturer to supply CDPD modems for its products. The Company specified CDPD modem features needed to optimize the functionality and performance of the Company's new line of CDPD products.

     *TRANZ is a registered trademark of Verifone, Inc. Cellular Communication Networks

     Presently there are cellular communication networks providing coverage in over 700 metropolitan statistical area ("MSA") and rural service area ("RSA") markets in the U.S. It is estimated that the present cellular service footprint covers 95% of the U.S. population. The POS-50" can be used in any area where cellular coverage is present.

     With approximately 17,000 cellular phones being sold each day, cellular voice technology is rapidly becoming a commodity service. To support this type of explosive growth, the cellular carriers are spending a substantial part of their revenues to expand capacity by upgrading their infrastructure with new digital technology. The Company believes the cellular carriers are now focusing on incremental revenue streams, including wireless data transmission. Wireless data can be transmitted over the same cellular infrastructure as voice. It has been estimated that, by the year 2000, as much as 30% of cellular revenues will be derived from data transmission.


Wireless Data Networks

     There are several terrestrial-based wireless data networks currently providing regional and national data services in the U.S. market. Listed below are several networks the Company perceives as current and potential future carriers of POS data traffic.

Digital Cellular

     Present cellular networks consists of digital and analog technology. There are two digital voice technologies competing for market acceptance and dominance: Code Division Multiplexing Access (CDMA) and Time Division Multiplexing Access (TDMA). Both digital technologies have the ability to transmit data over their respective networks. The Company perceives these networks as suitable for nationwide POS applications if the pricing structure is competitive with other packet data networks.

Personal Communication Services (PCS)

     With the recent allocation of additional RF spectrum and the FCC's successful auctioning of these air wave licenses, a variety of competing Personal Communication Services ("PCS") networks are beginning to offer local and regional wireless voice and data services. As these networks are developed and deployed, PCS could become a viable POS wireless access technology. The future viability of PCS as a wireless POS access technology will be contingent on a "standardized" protocol and a competitive data pricing structure. Because PCS technology is digital, network capacity and throughput will not be a prohibiting factor for POS traffic over a PCS network.

Cellular Digital Packet Data (CDPD)

     The Company believes CDPD is a superior wireless data technology that is well suited for POS transaction processing. Presently over 220 metropolitan statistical areas have CDPD service provided by AT&T Wireless Services, Bell Atlantic NYNEX, GTE and 360 Communications, and an aggressive deployment schedule is expected to continue throughout the U.S., Canada and Latin America.

     Because of the encrypted packet data and IP (internet protocol) nature of CDPD technology, CDPD-enabled POS terminals can favorably compete with traditional dial-up terminal technology operating over public switched telephone networks. A CDPD network provides high speed (19.2 bps) wireless access between a CDPD-enabled POS terminal and a transaction processor, effectively bypassing local phone line service and the monthly costs associated with it. The result of utilizing CDPD technology is sub-5 second authorization response times at lower than dial up-rates. In addition to fast, secure and low transaction costs, the merchant can also eliminate the monthly recurring cost of a dedicated phone line, which averages between $30- 40 per month.





RAM Mobile Data

     RAM Mobile Data is a wireless packet data network currently available in over 7,500 U.S. cities and towns, covering 90% of the urban business population. The network is very similar to, but separate from the cellular voice network. RAM is designed as a data- only infrastructure. RAM is also connected to a limited number of transaction processors and currently has credit card data transversing their network. The Company believes, however, that RAM Mobile Data is not the most effective technology for wide spread deployment due to its data pricing structure and other factors.

Nextel

     Nextel currently has a digital Specialized Mobile Radio (SMR) network, based on TDMA technology, providing voice and messaging services in the top 50 major metropolitan service areas, covering approximately 65% of the U.S. population. Presently, Nextel's network is not suitable for POS data traffic, but it is anticipated that over the next two years it will be upgraded to a packet-based data-ready network. When the network is upgraded to packet-based status, it could become a viable POS data network if the pricing structure is competitive.

Metrocom

     Metrocom is currently operating a packet-based data network in three major cities including San Francisco, Seattle, and Washington D.C. Metrocom's Ricochet network is a low power packet data network designed for wireless mobile computing applications including E-mail and internet access. The Company perceives the Ricochet network as a potentially viable POS data network when the coverage area expands to a nationwide footprint.


Markets

     Current market research indicates that there are over 3.5 million stand-alone credit card terminals installed in the U.S. market. In 1995, over
1.1 million POS devices were shipped in the North American market, a 15% increase from 1994. One contributing factor to this healthy increase is the growth of debit card processing. A debit card transaction requires a personal identification number (PIN) to be entered into the POS terminal, and a large percentage of the existing terminal base is not debit ready. In addition to the increased demand for debit-ready terminals, other market segments are emerging for POS terminal devices including Electronic Benefit Transfer (EBT) transactions.

     In the U.S., mobile service and retail sales companies have experienced large growth as Americans have developed a demand for convenience and a need to save time. To a larger extent than in past years, the retail point of sale is often wherever the customer is located, and the merchant must be prepared to complete the sale at that location. Thus, a wide range of business services such as towing services, locksmiths, concessionaires, special event vendors, in-home appliance repair services, mobile auto repair, delivery and similar businesses depend almost exclusively on completing the sales transactions at the customer's location.

     The Company expects the market for its products to increase as wireless data networks become more mature with aggressive data pricing and as taxis, limousines, sporting event concessionaires and entertainment providers accept more cards and checks to accommodate customer demand for convenience.

     A recent research report estimates that the total North American wireless POS market size is in excess of 4 million units and will increase over 5% annually.


International Application

     The same research report referenced above estimates that the total international wireless POS market size is in excess of 4 million units and will increase over 5% annually. The Company believes that international markets, particularly Latin America, where land-based telephone lines are not in place or are unreliable, represent realistic market potential for the Company's POS-500 and TRANZ Enabler products. However, because of the lack of standardization in bankcard processing, software will have to be developed to process with each unique transaction processor in these markets. Currently, the Company's TRANZ Enabler is being successfully tested in a Colombian pilot program. Several Latin American countries have operational CDPD networks and POS transaction processing is being touted as one of the initial applications to be pursued.


Product Distribution

POS-50" Distribution

     The POS-50" can be purchased or leased through a variety of ISO's, cellular companies or the Company directly. There are no agreements in which the reseller or distributor is obligated to purchase product from the Company.

     The Company's most successful distributor is Cardservice International ("CSI") of Agoura Hills, California. CSI currently processes in excess of $4 billion in credit and debit card transactions for approximately 80,000 merchants. POS-50r sales to CSI accounts for approximately 25% of the Company's total revenues. The Company's future success relies heavily on CSI's continued support of the POS-50r product.

     In addition to CSI, the Company has entered into distribution agreements with several other ISO's to sell and provide help desk services for their POS-50" customers. ISO's usually use a commission- only sales force to call on merchants to offer their credit card processing services and terminal equipment. Presently, ISO's sell or lease nearly 80% of all stand-alone credit card terminals used in the marketplace.

     The Company has agreements with two master distributors that supply other ISO's, small banks and other resellers. The Company also sells directly to merchants that currently have a bankcard relationship and are looking for hardware only. Due to the lack of an advertising budget or a public relations campaign, sales volumes have remained fairly flat, with no new distribution channels or internal sales people added during the past fiscal year.


POS-500 and TRANZ Enabler Distribution

     Presently, NOVA Information Systems, a transaction processor and ISO organization, is selling the POS-500 to selected pilot merchants. After the initial pilot phase, and customer service procedures are finalized, the Company anticipates that NOVA will use its direct sales force and ISO organization to market the POS-500 and TRANZ Enabler to their new and existing merchant base. AT&T Wireless Service and GTE have publicly announced joint marketing arrangements with NOVA in which they will promote and market the Company's CDPD products and services. The sale of the Company's POS-500 to Yellow Cab of San Francisco was initiated by GTE and a NOVA ISO.

     First USA Merchantech, formally known as GENSAR, is the third largest transaction processor in the U.S. and is marketing the POS- 500 through a limited number of ISO's. Bell Atlantic NYNEX Mobile has publicly announced a partnership with First USA Merchantech to promote CDPD POS products and services. To date, several POS-500 units have been placed by Bell Atlantic NYNEX and First USA in high profile merchant locations.

     Several other transaction processors and ISO organizations are interested in distributing the Company's products, but currently are not actively engaged due to the lack of CDPD-enabled terminal software. The Company is currently pursuing software development in cooperation with the various processors and ISO's including CSI. Due to the Company's financial condition, application software is being developed and prioritized only if funded by a third party.


Competition

     Currently, the Company believes it has no direct POS-50r competitor that is manufacturing an integrated, battery powered, circuit-switched cellular-based terminal and printer product. However, the company has identified several non-integrated cellular based solutions that compete with the POS-50r, but are not as elegant or functional. These non-integrated solutions range from a few hundred dollars to a few thousand dollars depending upon the distribution channels and the type and number of components.

     The Company has identified several potential competitors attempting to develop CDPD-based terminals and solutions. Hypercom, a Phoenix-based terminal manufacturer, has publicly announced their CDPD-based terminal product. The Company perceives this product as direct competition to the POS-500.


Manufacturing

     Initially, the Company had a manufacturing relationship with Solectron Corporation, a California-based electronics manufacturer, to produce the POS-50r terminals for the Company. The Company utilized an outside supplier to produce the injection-molded plastics required to house the POS-50r components. Other components, printed circuit boards, assembly, testing, packaging and shipping were supplied and performed by Solectron on a cost-per-unit basis, subject to review and negotiation.

     The Company received confirmation from the FCC in late October 1993 that no specific regulatory approval for commercial sale of the terminal was required and as of June 30, 1995 the Company had purchased approximately 2,900 units from Solectron. Because of the aggressive build schedule originally initiated and later halted by the Company, Solectron had realized a significant materials exposure with its component suppliers. When sales volumes did not materialize as expected, resulting in a cash flow problem, the Company could not meet its financial obligations to Solectron.

     The Company began negotiations with Solectron in December 1995 to liquidate the remaining raw materials inventory (which totaled approximately $1,472,000), and in April 1996 signed a Memorandum of Agreement and Mutual Release of Claims with Solectron, releasing each other from any and all past, present or future claims, demands, or damages, whether known or not known. Concurrently with this agreement, Solectron signed an agreement with CSI and Uniform Industrial Corporation ("UIC") for the bulk sale of all raw materials. The materials were shipped from Solectron to UIC and have been sent to Taiwan for the future build of 2,000 additional units. The Company has entered into an Agreement for Manufacture and Purchase with UIC and CSI for the future production of 2,000 POS-50 terminals. Under the terms of the agreement, UIC will manufacture additional product with no up-front cost to the Company, CSI will agree to purchase a minimum amount of each production run, and the Company will pay a royalty to both UIC and CSI based on future product sales.

     In 1992, the Company agreed to purchase approximately 9,000 card reader/keyboard terminal components from a supplier, to be used by Solectron in the manufacturing of the POS-50r. At June 30, 1994, the Company had taken delivery on 5,100 units. The Company took delivery on another 830 units in early 1995, and currently is obligated to purchase 1,970 units. The Company has signed a promissory note for $472,000 and is currently paying interest only on the note until the Company's financial condition improves. The supplier has, however, sold 200 of the outstanding inventory to other users and thereby reduced the Company's obligation by the corresponding sales amount. The Company has been in discussion with the noteholder regarding a possible restructuring of the terms and conditions of the note.


Customers

     CSI has been the Company's single largest customer, with sales to CSI representing approximately 28% and 25% of the Company's POS- 50r revenues for the twelve months ended June 30, 1995, and June 30, 1996 respectively. CSI is one of the fastest growing credit card processing companies in the U.S. with 1,400 agents and a customer base of over 75,000 merchants processing an annual bank card volume in excess of $3 billion. The Company's remaining revenue is comprised of sales to a variety of ISOs and direct sales. To date, the Company has shipped approximately 2,700 POS-50r terminals and is currently shipping approximately 100 terminals per month. The Company currently relies on CSI for a substantial part of its business and expects this relationship to continue to strengthen. However, if CSI were to discontinue the POS-50r product line, the Company would face a substantial decrease in revenues. To minimize this risk, the Company has developed reseller relationships with several other companies engaged in the credit card terminal business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Capital Resources and Liquidity".





Patents, Trademarks and Licenses

     The Company applied for two patents on certain aspects of the POS-50" product. A design patent was granted in June 1994 and the second patent has been abandoned. The Company expects to file additional patents as it determines appropriate.

     The POS-50" is a registered trademark of the Company. The Company enforces its mark in all its marketing material and advertising campaigns. The Company may register future product related trademarks if appropriate.

     The Company has a license to certain proprietary software and related technology owned by its credit card terminal supplier. The Company's license limits its use of the proprietary software, however, the limited availability of the supplier's technology also should impede others from duplicating the technology. Any proprietary technology involved in the primary components of the Company's products , including the cellular and CDPD transceiver, printer, and interface module is owned by the respective component supplier. The Company does not claim any proprietary rights with respect thereto except as to the integrated use in the Company's products. Similar components are available to the Company in the event a supplier discontinues the production of its component, although some product redesign may be required.


Government Regulation

     The POS-50", POS-500 and TRANZ Enabler use cellular RF channels in the 800-900 megahertz bandwidth and are subject to regulation by the FCC for both cellular transmission and unintentional interference radiation. The products incorporate either a circuit-switched cellular or CDPD transceiver manufactured by suppliers that comply with the appropriate FCC requirements and have been issued an FCC identification number.

     The Company has received confirmation from the FCC that the POS- 50" terminal product does not require FCC approval to sell the terminal in the U.S. marketplace.

     The POS-50", POS-500 and TRANZ Enabler have passed all known UL and CSA requirements in testing conducted at an independent certified test site.

     Most foreign countries accept United States federal regulatory approval for purposes of permitting commercial sales of electronic products; however, specific regulatory approval of the product may be required in some countries and could become an obstacle to sales of the product in such areas.


Research and Development

     A substantial portion of the Company's early activities were involved in the engineering and development of the initial POS-50r terminal product. The Company completed development in early 1993. During the last two fiscal years, ending June 30, 1995 and 1996, the Company expended $502,477 and $458,407 respectively, in research and product development activities.

     The Company employs four people who are engaged in research and development. Current efforts are focused on CDPD-based products and on POS-50r enhancement, including bringing a new manufacturer on line, cost reduction, product efficiency and reliability, customization and software development. The Company expects to add personnel to its R&D staff as the financial condition of the Company improves and/or additional development contracts are obtained.


Employees

     As of August 31, 1994, the Company had 30 full-time employees including its officers; sales and marketing staff; product research and development team; manufacturing, technical and customer support staff and administrative functions. Since January 1995, because of its deteriorating financial condition, the Company has had to impose a series of layoffs and presently employs 11 full-time people.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company is headquartered in Boulder, Colorado, where it has leased approximately 4,800 square feet of office space under a two year lease which commenced in June 1996 for gross monthly rental of approximately $5,200. The Company also leases 4,800 square feet of office and laboratory space in Colorado Springs, Colorado pursuant to a lease for 36 months starting May 1, 1994 for which the Company pays a monthly rent of $5,538.

     In December 1995, the Company entered into an agreement to sublease to another company approximately 3,000 square feet of its office space in its Colorado Springs facility for a monthly rate of $3,337. The sublease extends through the period of the original lease.



ITEM 3.  LEGAL PROCEEDINGS

     In early September 1994, two shareholders filed a Colorado state court class action lawsuit in Denver District Court against the Company, three of its directors, and others (Jacques A. Machol III, et al. v. U.S. Wireless Data, Inc., et al.). The lawsuit alleges various fraudulent acts, omissions and misrepresentations by the defendants in connection with the initial public offering of and subsequent trading in the Company's stock.

     A second shareholder class action complaint against the Company, three of its directors, and others was filed by one shareholder in late September 1994 in U.S. District Court, Denver, Colorado (Jeffry Appel on behalf of himself and all others similarly situated, v. Maurice R. Caldwell Jr., Rod L. Stambaugh, Leonard Trout, Donald L. Walford, Frank LaHue, U.S. Wireless Data, Inc., among others). The complaint also arises out of the Company's public offering and makes allegations similar to those made in the first complaint. The Denver District Court lawsuit has been stayed by court order so as to avoid duplication with the U.S. District Court lawsuit.

     In February 1995, another class action complaint was filed in U.S. District Court, Denver, Colorado by the same plaintiff who had previously filed the Colorado State Court class action in early September 1994 (Jacques A. Machol III and Prism Partners I on behalf of themselves and all others similarly situated,
v. U.S. Wireless Data, Inc., Maurice R. Caldwell Jr., Rod L. Stambaugh, Leonard Trout, Donald L. Walford, Frank LaHue, among others). The Defendants and allegations are the same as in the original and subsequent lawsuits. The court has consolidated the two federal cases and a trial date has been scheduled for March 1997. Several settlement discussions have been held, but to date, no formal agreement has been reached.

     The Company believes these lawsuits are without merit and denies that it engaged in any fraudulent acts or omissions, or otherwise violated Federal or Colorado law. In each case, the Company intends to vigorously contest the litigation on its merits, as well as the suitability of the plaintiff shareholders to act for the alleged class. Nonetheless, because litigation of this type involves inherent risks, it is not possible for the Company at this time to make an assessment of potential exposure, nor to predict with precision what the ultimate outcome will be.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the Company's fiscal year ended June 30, 1996.










PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information.

     The Company's Common Stock was traded on and quoted in the National Market System of the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol USWDA since the Company's initial public offering on December 3, 1993 until July 6, 1995, when the Company's stock was de-listed from NASDAQ for failure to meet the minimum bid price or the market value of public float requirements. As a result, the Company's stock is currently trading on the OTC Bulletin Board under the symbol USWDA. For the fiscal quarter indicated, the following table shows the high and low reported closing prices of the Company's Common Stock as reported on the NASDAQ National Market System (for fiscal quarters prior to and including the fourth quarter of fiscal 1995) and on the OTC Bulletin Board (for fiscal quarters including and after such date.)

                                                       High                Low
First ..................................              3 19/32              2 1/8
Quarter '95
Second .................................              3 1/2                1 1/2
Quarter '95
Third ..................................              2 1/4                15/16
Quarter '95
Fourth .................................              1 1/4                1/4
Quarter '95
First ..................................              15/32                1/8
Quarter `96
Second .................................              15/32                3/32
Quarter `96
Third ..................................              1 1/16               7/64
Quarter `96
Fourth .................................              27/32                9/32
Quarter `96

     The above quotations were furnished by The NASDAQ Stock Market, Inc. and the OTC Bulletin Board. Such quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

(b)  Holders.

     As of June 30, 1996, the Company had approximately 230 shareholders of record of its Common Stock.

(c)  Dividends.

     The Company has not declared cash dividends on its Common Stock since its inception and the Company does not anticipate paying any cash dividends in the foreseeable future.



ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF        OPERATIONS

Results of Operations

Results of Operations

     The Company was incorporated on July 30, 1991, and was in the development stage until the quarter ended September 30, 1994. Since inception, the Company has raised equity capital through the sale of its securities, completed development of its initial product, negotiated agreements with suppliers of components, developed a marketing strategy, and initiated sales of the POS-50 portable credit card and check verification terminal. During fiscal 1995, the Company continued to promote its product through the cellular reseller channel and, in the second half of fiscal 1995, enhanced its marketing strategy by focusing sales efforts on the ISO channels and began development on its new CDPD product line. In fiscal 1996, the Company continued its efforts on the POS-50 and in the second half of the year introduced two new CDPD-based products. Substantially all the revenue of the Company for the past fiscal year has been derived from the sale of inventories for which the Company had previously paid. These inventories have now been significantly depleted. As a result, the Company must purchase inventory for future product sales. These additional costs have, and will continue to, result in smaller per-unit working capital infusion. Given these additional cash requirements and lower net cash inflow, coupled with the Company's current financial condition, the Company would be unable to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition, Capital Resources and Liquidity."

     In 1993, the Company established a contractual relationship with Solectron Corporation in Milpitas, California for subcontract manufacturing of the POS-50r. The Company ordered and received approximately 2,900 POS-50r terminals through June 1995. The Company built a large inventory of finished goods to facilitate promptly filling orders from customers. Because of higher-than-desirable inventory levels and poor sales results, the Company stopped production by Solectron in April 1994. Discussions with Solectron during the Company's third fiscal quarter of 1995 led to a conclusion that $1.4 million of raw materials inventory held by Solectron should be recorded as a liability on the Company's financial statements. During fiscal 1996, the Company negotiated an arrangement whereby Solectron sold all of the raw materials inventory and concurrently signed a mutual release with the Company. As a result, the Company recognized a $1,099,412 gain on the restructuring of its debt to Solectron. The Company then signed an agreement with UIC and CSI for the future manufacture and sale of an additional 2,000 POS-50r units. See "Business of Issuer - Manufacturing."

     During fiscal 1995, the Company acquired all of the outstanding shares of Direct Data, a distributor of POS-related products. During fiscal year 1996, the Direct Data assets were surrendered to Direct Data's secured creditor in lieu of the creditor's foreclosure on a past due $1.3 million obligation. Direct Data was left with no assets, ceased operations, and was dissolved on October 19, 1995. As a result of the surrender of Direct Data's assets in settlement of the $1.3 million obligation and the dissolution of Direct Data, the Company recognized a gain on restructuring of payables and debt of $2,332,411. See "Description of Business - Direct Data Acquisition/Dissolution."


Fiscal 1996 Compared to Fiscal 1995

     Net sales of $1,582,553 for fiscal 1996 decreased from net sales of $1,720,689 generated during fiscal 1995. This decrease is attributable to: a) the sale of approximately 100 fewer POS-50r units than in previous year, and; b) the sale of used units at decreased sales price. This decrease was partially offset by initial sales of the Company's new CDPD products in the last half of fiscal 1996.

     Gross margins decreased from a negative $131,571 in fiscal 1995 to a negative $1,303,879 for fiscal 1996. This decrease was attributable to a $1,525,000 write-down of inventories during fiscal 1996, as a result of declines in market value of such inventories relative to cost. The fiscal 1995 gross margin included a $217,800 write-down of finished goods inventory to the lower-of-cost-or-market value.

     Selling, general and administrative expenses decreased from $3,866,624 in fiscal 1995 to $1,365,235 in fiscal 1996. This decrease was due primarily to: a) reduced legal expenses in 1996 from the approximately $550,000 incurred in fiscal 1995 (related to the acquisition of Direct Data, negotiations for the sale of Direct Data (subsequently terminated) and class action lawsuits filed against the Company); b) significant reductions in all advertising, promotion, public relations and investor relations programs due to lack of working capital, and; c) headcount reductions in sales, marketing and administration over 1995 staffing levels.

     Research and development expenses decreased from $502,477 in fiscal 1995 to $458,407 in fiscal 1996, due primarily to a reduction in engineering staff.

     Interest income decreased from $79,714 in fiscal 1995 to $685 in fiscal 1996, as a result of declining levels of cash to invest.


Financial Condition, Capital Resources and Liquidity

     The Company continues to have significant concerns regarding its financial condition and liquidity. Since May 1995, when the Company was notified that the transaction to sell its Direct Data subsidiary had been terminated, the Company has continued to reduce its expenses through cost controls and workforce reduction. It also has been successful in securing additional orders from its largest customer, CSI, and in selling off the majority of its finished goods inventory, for which it had previously paid. As a result, the Company has been able to maintain operations, although it has been unable to significantly reduce its obligation to its largest creditor. The Company has recently negotiated favorable arrangements for future manufacture of its products with little or no cash required until the finished product is sold. While this will significantly assist the Company's cash flow, it can no longer rely on the full sales price of the product to meet its working capital requirements. Instead, it must succeed on the gross margin of its product sales. This will require that the Company achieve an increased order rate on its POS- 50r and new CDPD products in order to sustain operations. The Company has engaged in discussions with terminal providers and transaction processors regarding potential engineering development contracts, which if entered into would provide additional working capital to the Company. While the Company believes that its relationship with CSI continues to be strong, the Company is highly dependent upon its sales to CSI, and the loss of, or a significant decrease in those sales would have a material adverse effect on the Company's cash position and its ability to sustain operations. At June 30, 1996, the Company's working capital decreased to a deficit of $131,881 from $1,631,278 on June 30, 1995. The decrease primarily resulted from the Company's operating loss for the year of $3.1 million.

     As a result of these developments, including the failure to sell Direct Data, and its subsequent liquidation, and in order to continue as a going concern, the Company will need to increase its revenue levels and product margins, negotiate product development contracts, generate positive cash flow from operations and/or acquire additional debt or equity financing.


Subsequent Event

     Subsequent to June 30, 1996, the Company has continued to experience inadequate sales volume on its product lines. As a result, and as part of its continuous efforts to find working capital funding in order to continue operations, the Company has extended offers to two parties to make investments in the Company for a significant portion of its equity. Each has indicated an interest in such investment and discussions are currently in progress. However, due to a number of factors, including the outstanding class action litigation, the Company's poor sales, the Company's serious cash flow and liquidity situation and other issues that could affect the Company's ability to continue as a going concern, there can be no assurance that any such transaction will be consummated with one of these or with any other party. The carrying values of reported assets could be negatively affected if the Company does not continue as a going concern.

ITEM 7:   FINANCIAL STATEMENTS
                                                                 Page


Report of Independent Accountants                                  17


Balance Sheet - as of June 30, 1996                                18


Statement of Operations - for the fiscal years ended
     June 30, 1996 and June 30, 1995                               19


Statement of Cash Flows - for the fiscal years ended
     June 30, 1996 and June 30, 1995                               20


Statement  of  Changes in Stockholders' Equity (Deficit)  -
   for  the period from July 1, 1994 through June 30, 1996         21


Notes to Financial Statements                                   22-27

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(Not Applicable)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
     Stockholders of U.S. Wireless Data, Inc.

     In our opinion, the accompanying balance sheet and the related statement of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of U.S. Wireless Data, Inc. (the "Company") at June 30, 1996, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant recurring losses from operations and has an accumulated deficit of $16,096,463 that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. Additionally, due to matters concerning the Company's ability to continue as a going concern, there is also significant uncertainty surrounding the net realizable value of the Company's inventory balances at June 30, 1996 (see Note 2). The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     As discussed in Note 11 to the financial statements, the Company is a defendant in class action lawsuits alleging various fraudulent acts, omissions and misrepresentations in connection with the Company's initial public offering of and subsequent trading in the Company's stock. The ultimate outcome of the litigation cannot be determined at present. No provision for any liability that may result from this litigation has been made in the accompanying financial statements.



PRICE WATERHOUSE LLP

Boulder, Colorado
September 28, 1996



                      U.S. WIRELESS DATA, INC.
                            BALANCE SHEET
                         As of June 30, 1996



                              ASSETS

Current assets:
   Cash and cash equivalents ..................   $     40,350
   Accounts receivable, net of allowance
     for doubtful accounts of $31,210
                                                       177,127
   Inventory, net .............................        495,185
   Other current assets
                                                        35,706
                                                  ------------
        Total current assets ..................        748,368

Property and equipment, net
                                                        97,461
Other assets
                                                        22,756
                                                  ------------

Total assets ..................................   $    868,585
                                                  ============



           LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current liabilities:
   Accounts payable ...........................   $    242,387
Accrued liabilities ...........................        217,596
   Notes payable ..............................        420,266
Total current liabilities .....................        880,249

Commitments and contingencies (Notes 9 and 11)

Stockholders' equity (deficit):
   Common stock, no par value,
      12,000,000 shares authorized,
      4,523,333 shares issued and outstanding,
      stated 4,440,565 value $1.00
   Common stock subscribed ....................        142,544
   Additional paid-in capital .................     11,501,690
   Accumulated deficit ........................    (16,096,463)
       Total stockholders' equity (deficit) ...        (11,664)

Total liabilities and stockholders'
    equity (deficit) ..........................   $    868,585








   The accompanying notes are an integral part of these financial statements.



                      U.S. WIRELESS DATA, INC.
                       STATEMENT OF OPERATIONS



                                                      Fiscal Year Ended
                                                    June 30,       June 30,
                                                      1996           1995
Revenue ......................................       1,582,553        1,720,689

Cost of goods sold ...........................       2,886,432        1,852,260

Gross margin (deficit) .......................      (1,303,879)        (131,571)

Operating Expenses:
    Selling, general and administrative ......       1,365,235        3,866,624
    Research and development .................         458,407          502,477

                                                     1,823,642        4,369,101

Loss from operations .........................      (3,127,521)      (4,500,672)

Write-off of goodwill ........................            --         (5,997,434)
Interest income ..............................             685           79,714
Interest expense .............................         (33,621)         (22,806)
Other expense ................................          (4,506)         (22,874)

Loss from continuing operations...............      (3,164,963)     (10,464,072)

Loss from discontinued operation  ............        (309,206)      (1,808,440)

Loss before extraordinary item ...............      (3,474,169)     (12,272,512)

Extraordinary gains on restructuring of
payables and debt ............................       3,431,823             --

Net loss .....................................     $   (42,346)     (12,272,512)

Earnings (loss) per share:
    From continuing operation  ...............     $      (.72)           (2.48)
    From discontinued operations .............            (.07)            (.43)
    From restructurings of payables and
debt .........................................             .78             --
    Net loss per share .......................                                $
                                                          (.01)           (2.91)

Weighted average common shares
outstanding ..................................       4,418,618        4,212,787







   The accompanying notes are an integral part of these financial statements.



                      U.S. WIRELESS DATA, INC.
                       STATEMENT OF CASH FLOWS

                                                             Fiscal
                                                          Year Ended

                                                      June 30,      June 30,

                                                        1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..................................     $   (42,346)     (12,272,512)
   Adjustments to reconcile net income
to net cash used in operating
activities:
        Write-off of goodwill ................            --          5,997,434
        Gain on restructuring of .............      (3,431,823)            --
payables and debt
        Loss due to market decline of ........       1,525,026             --
inventory
        Depreciation and amortization ........         107,525          286,011
        Stock issued for services ............           3,880             --
   Changes in assets and liabilities:
        Accounts receivable ..................         197,293           50,970
        Inventory ............................       1,702,058           (1,832)
        Other current assets .................          93,048          (70,013)
        Accounts payable .....................         (46,764)         792,129
        Accrued liabilities ..................        (686,707)
                                                                        403,679
        Related party payable
                                                          --            262,361
   Net cash used in operating
activities ...................................        (578,810)      (4,551,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and furniture ......          (3,000)         (39,991)
   Proceeds from sale of equipment ...........          23,296             --
   (Increase) decrease in other assets .......            (565)
                                                                        490,333
   Purchase of Direct Data, Inc. .............
                                                          --         (1,479,793)
      Net cash provided by (used in)
investing activities .........................          19,731       (1,029,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt ............         292,678             --
   Repayment of notes payable ................            --         (1,052,874)
   Net proceeds from issuance of stock
                                                        12,650           13,125
      Net cash provided by (used in)
financing activities .........................         305,328       (1,039,749)

(DECREASE) IN CASH ...........................        (253,751)      (6,620,973)

CASH, Beginning of period
                                                       294,101        6,915,074

CASH, End of period ..........................          40,350          294,101

Supplemental disclosures of cash flow
information:
   Cash paid during the year for
interest .....................................          33,621          146,569

Supplemental schedule of non-cash
investing and financing activities:
   Inventory purchased with debt .............            --            472,800

   Inventory purchased with stock ............         162,500             --

   Stock issued for services .................           3,880             --

   Non cash extinguishment of debt and
payables
      Fair value of assets transferred .......            --          1,031,868
      Payables and debt extinguished
                                                     4,463,691             --
      Gains on restructuring of payables
and debt .....................................       3,431,823             --

     Purchase of all outstanding stock of Direct Data, Inc. for $1,479,793 (net of $611,715 of cash acquired) and 700,000 shares of the Company's common stock. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired ............................            $8,051,125
Consideration paid
                                                                       3,885,254
Liabilities assumed ......................................            $4,165,871

   The accompanying notes are an integral part of these financial statements.



                                 U.S. WIRELESS DATA, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                     COMMON
                                    CLASS A             CLASS B      STOCK     PAID IN    ACCUM.
                                 SHARES      AMOUNT    SHARES   AMOUNT  SUBSCRIB   CAPITAL   DEFICIT
                                                                          ED
BALANCES, June 30, 1994 ...      3,680,678   $  3,596,602      5,232          6,540         --     $ 10,495,752      (3,781,605)

  Shares issued for Direct
Data acquisition at
     $2.56 per share ......        700,000        700,000       --             --           --        1,093,750            --

  Warrant exercised at ....          5,000          5,000       --             --           --            8,125            --
$2.625 per share

  Conversion of Class B ...          5,232          6,540     (5,232)        (6,540)        --             --              --
stock to Class A stock

  Net loss ................           --             --         --             --           --             --       (12,272,512)
                                                                                                                    -----------

BALANCES, June 30, 1995 ...      4,390,910      4,308,142       --             --           --       11,597,627     (16,054,117)


  Shares issued for .......         18,123         18,123       --             --           --          (14,243)           --
services at $.10 - .46 per
share

  Stock options exercised .          9,300          9,300       --             --           --           (7,300)           --
at $.215 per share

  Warrant exercised at $.10        100,000        100,000       --             --           --          (90,000)           --
per share

  Director stock option ...          5,000          5,000       --             --           --           (4,350)           --
exercised at $.13 per share

 Stock subscription .......           --             --         --             --        142,544         19,956            --

  Net loss ................           --             --         --             --           --             --           (42,346)


BALANCES, June 30, 1996 ...      4,523,333   $  4,440,565       --             --        142,544     11,501,690     (16,096,463)
               === ====          =========   ============                                =======     ==========     ===========





   The accompanying notes are an integral part of these financial statements.
                      U.S. WIRELESS DATA, INC.
                    NOTES TO FINANCIAL STATEMENTS

NOTE 1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

     U.S. Wireless Data, Inc. (the "Company") was incorporated in the State of Colorado on July 30, 1991. It designed, developed and manufactured a wireless credit card authorization and check verification terminal and began marketing this product in the third quarter of fiscal 1994. During fiscal 1995 and continuing into fiscal 1996, the Company began generating its first significant revenue from product sales. Prior to fiscal 1995, the Company was in the development stage.


Financial Condition

     The Company has incurred an accumulated deficit of approximately $16.1 million since inception and has incurred additional losses subsequent to the year ended June 30, 1996. In order to continue as a going concern, the Company intends to: sustain or increase revenue levels and product margins; negotiate product development contracts; generate positive cash flow from operations; and/or acquire additional debt or equity financing.

     Subsequent to June 30, 1996, the Company has continued to experience inadequate sales volume on its product lines. As a result, and as part of its continuous efforts to find working capital funding in order to continue operations, the Company has extended offers to two parties to make investments in the Company for a significant portion of its equity. Each has indicated an interest in such investment and discussions are currently in progress. However, due to a number of factors, including the outstanding class action litigation, the Company's poor sales, the Company's serious cash flow and liquidity situation and other issues that could affect the Company's ability to continue as a going concern, there can be no assurance that any such transaction will be consummated with one of these or with any other party.

     The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.


Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates used.


Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates fair value.


Inventories

     Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out method.


Property and Equipment

     Property and equipment are stated at cost. The Company uses the straight-line method of depreciation based on the estimated useful lives of the assets (generally three to seven years). Maintenance and repairs are charged to operations as incurred.


Revenue Recognition and Major Customers

     Direct sales are recognized upon shipment of products to customers. The Company also leases products to customers with an option to buy. The leasing arrangements are accounted for as sales-type leases. During fiscal 1996, two customers, Cardservice International, Inc. ("CSI") and Superior Bankcard Services, accounted for 25% and 11% of revenue, respectively. During 1995, one customer, CSI, accounted for 22% of revenue. Research and Development Costs

     Research and development costs are expensed as incurred.


Net Loss Per Share

     Net income (loss) per share is based on the weighted average number of shares of common stock outstanding during each respective period. Shares issuable upon the conversion of stock options and warrants were not included in the calculation since their effect was anti-dilutive.


Fair Value of Financial Instruments

     The carrying value of assets and liabilities reported on the balance sheet is a reasonable estimate of their fair value.


Recent Pronouncements

     Adoption of new accounting standard. The Company has reviewed Statements of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and No. 123, Accounting for Stock- Based Compensation, for applicability. Based on management's estimates and its intention to continue to apply its existing accounting for stock options, the adoption of these standards in not expected to have a material effect on the Company's financial statements.



NOTE 2.  INVENTORY

                                   June 30,
                                     1996

Inventory consists of:
   Raw material ...............   $ 139,575
   Finished goods .............     298,800
   Spare parts and accessories      161,233
    Lower  of  cost  or  market
    reserve ...................    (104,423)
                                  ---------
                                  $ 495,185
                                  =========

     The Company has established a reserve against finished goods and raw materials to reflect the estimated net realizable value of the inventory as of June 30, 1996, based on current selling prices.



NOTE 3.  PROPERTY AND EQUIPMENT

                                        June 30,
                                         1996
Property and equipment consists of:
        Equipment and furniture ...   $ 295,520
        Tooling ...................     124,267
             Less:  accumulated
     depreciation and amortization     (322,326)
                                      ---------
                                      $  97,461
                                      =========





NOTE 4.  ACCRUED LIABILITIES

                                        June 30,
                                          1996
Accrued liabilities  consists of:
           Accrued wages/commissions   $ 49,793
           Customer advances .......     94,875
           Other
                                         72,928
                                       $217,596



NOTE 5.  NOTES PAYABLE

     The $420,266 note payable to a supplier is currently in default as the Company is only making monthly interest payments. As of September 29, 1996, the supplier had not called the note. The note bears interest at 8% and is fully collateralized with certain inventory. The Company plans on making interest payments only until the note is re-negotiated or satisfied.



NOTE 6.  STOCKHOLDERS' EQUITY

Stock Classes

     In fiscal 1995, the Company's shareholders approved the elimination of the distinction between Class B common stock and Class A common stock and increased the number of authorized shares to 12,000,000. All common stock outstanding at June 30, 1996 is Class A common stock.

Stock Options

     In September 1992, the Company adopted an incentive stock option plan and a non-qualified stock option plan covering 600,000 shares of the Class B common stock. In October 1994, the Shareholders approved an amendment to the stock option plan increasing the number of available shares to 880,000 and eliminating the Class B designation. In December 1995, the Shareholders approved an amendment to the stock option plan making certain clarifications to the plan and providing for the annual grant of an option for 20,000 shares to non-employee directors.


                          Options    Exercise
                                     Price
Balance June 30, 1994    502,500    $2.20 to $5.13

     Granted ........     95,000    $         2.56

     Terminated .....   (135,000)   $4.00 to $4.50

Balance June 30, 1995    462,500    $2.20 to $5.13
             --- ----    -------    -----    -----

     Granted ........    827,849    $.13 to $.215
     Terminated .....   (482,500)   $.215 to $5.13
     Exercised ......    (14,300)   $.13 to $.215

Balance June 30, 1996    793,549    $.13 to $5.13
             === ====    =======    ====    =====

     At June 30, 1996, there were 371,595 options exercisable. The options generally vest over two to four years.



Stock Warrants

     In fiscal 1993, the Company granted warrants to one officer and one director of the Company to purchase an aggregate of 250,000 shares of common stock at $4.00 per share. In connection with the Company's December 1993 initial public offering, the Company issued warrants to the underwriters to purchase 165,000 shares of the Company's common stock at $12.33 per share.

     In fiscal 1994, in conjunction with the acquisition of Direct Data, the Company granted warrants to four former shareholders of Direct Data to purchase 29,548 shares of common stock at $2.625 per share. In October 1994, warrants for the purchase of 5,000 shares of common stock were exercised and 5,752 warrants expired.

     In October 1995, as partial consideration for entering into a development contract, the Company granted warrants to a customer to purchase 100,000 shares of common stock at $0.10 per share. This warrant was subsequently exercised.

     As of June 30, 1996, 433,796 warrants remain outstanding and fully vested. These warrants have a weighted average exercise price of $7.11 and expire at various dates through 2003.



NOTE 7.  INCOME TAXES

     At June 30, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $10,350,000. Annual utilization of the loss carryforwards is subject to significant limitations due to changes in the Company's ownership which could result in little or no benefit being derived from these carryforwards. Future changes in ownership could further reduce the annual availability of these benefits. If unused, the carryforwards will expire beginning in 2007.

     Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred taxes are as follows:


                                          June 30,
                                      1996        1995
    Deferred tax assets
      Net operating loss
          carry-forwards ........   $ 3,880,000      5,003,000
              Depreciation ......       (12,000)       (22,000)
              Inventory reserves        195,000        154,000
               Allowance for  bad        35,000         66,000
          debts
              Other .............        28,000         15,000
                                      4,126,000      5,216,000
(Valuation allowance) ...........    (4,126,000)    (5,216,000)
       Net deferred tax asset ...   $      --             --

     Deferred tax assets have been reduced to zero by a valuation allowance based on current evidence which indicates that it is not considered more likely than not that these benefits will be realized. The valuation allowance decreased by $1,090,000 during the year ended June 30, 1996, primarily due to the dissolution of Direct Data. The valuation allowance increased by $3,711,000 during the year ended June 30, 1995, primarily due to additional losses for which no tax benefit was recorded.

     The difference between the zero provision for income taxes and the expected amount determined by applying the federal statutory rate to the loss before income taxes results primarily form a reduction of net operating loss carryforwards due to the dissolution of Direct Data for the year ended June 30, 1996 and due to an increase in the valuation allowance for the year ended June 30, 1995.

NOTE 8.  EMPLOYEE BENEFIT PLAN

     In April 1994, the Company established a qualified Section 401(K) Savings Plan. The Plan allows eligible employees to contribute up to 15% of their salaries on a pre-tax basis. The Company did not make any contributions to the Plan during fiscal year 1996.


NOTE 9.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

     The Company leases its office facilities under various operating lease arrangements. Most of the leases contain certain provisions for rental adjustments. In addition, the leases require the Company to pay property taxes, insurance and normal maintenance costs. Future minimum rentals under these arrangements are as follows:


                           Rental     Sublease
                          Payments     Income

                 1997   $  117,066      33,367
                 1998       59,437        --
                 ----       ------
                        $  176,503      33,367
                        ==========      ======

     Rent expense was $70,545 and $21,688 was received in sublease income during fiscal 1996.



NOTE 10.  EXTRAORDINARY GAINS AND DISCONTINUED OPERATION

     During the year ended June 30, 1996, the Company recognized $3.4 million in gains related to the restructuring of debt and payables as follows:

Release of guarantee of bank debt by
former officer of Direct Data ......   $  593,132
Release of liability for inventory
by supplier ........................    1,099,412

Liabilities of dissolved Direct Data
subsidiary .........................    1,739,279
                                       $3,431,823

     The release of guarantee of bank debt by a former officer of Direct Data ("the Officer") occurred as a result of the September 1995 demand for payment by a financial institution creditor of a $1.3 million loan made to Direct Data. The loan was guaranteed by the Officer who paid the loan and became a security holder of Direct Data's assets in early October 1995. The Company was obligated to remove the Officer from his guarantee of the bank loan, and in consideration for release of such liability, surrendered the assets of Direct Data to the Officer on October 5, 1995. The excess carrying value of the debt over the book value (which approximated fair value) of the assets surrendered in satisfaction of the obligation was $593,132. In connection with this transaction, the Officer granted the Company an option to repurchase 397,684 shares of Company stock from the Officer at a price of $.25 per share, as well as the right to vote such shares.

     During its fiscal year 1995, the Company entered an agreement with a supplier, whereby the Company became liable for the purchase of certain raw materials the supplier procured for manufacturing of Company products. During 1996, the Company and the supplier agreed that the Company would settle the liability of $1.4 million for consideration of approximately $325,000, and that the Company or its designee would take possession of the raw materials. Accordingly, the Company has recognized a gain of $1.1 million as a result of restructuring the liability.

     During  October  1995,  the  Company   dissolved   Direct  Data.  Upon  the
dissolution of Direct Data, approximately $1.7 million of unsecured trade debt remained unpaid and the creditors were notified that Direct Data would be unable to pay its remaining obligations. The Company believes it has no liability for future claims arising from the unpaid obligations of Direct Data; therefore, such unpaid obligations have been recognized by the Company as a gain from restructuring of liabilities of the dissolved Direct Data subsidiary.

     Management believes Direct Data represented a separate and material line of business from the Company. The pretax loss on disposal has been accounted for as a loss from discontinued operations and prior years financial statements have been reclassified to reflect the disposition. Revenue of Direct Data for the years ended June 30, 1996 and 1995 was $657,667 and $2,040,566 respectively,



NOTE 11.  LITIGATION

     In early September 1994, two shareholders filed a Colorado state court class action lawsuit in Denver District Court against the Company, three of its directors, and others (Jacques A. Machol III, et al. v. U.S. Wireless Data, Inc., et al.). The lawsuit alleges various fraudulent acts, omissions and misrepresentations by the defendants in connection with the initial public offering of and subsequent trading in the Company's stock.

     A second shareholder class action complaint against the Company, three of its directors, and others was filed by one shareholder in late September 1994 in U.S. District Court, Denver, Colorado (Jeffry Appel on behalf of himself and all others similarly situated, v. Maurice R. Caldwell Jr., Rod L. Stambaugh, Leonard Trout, Donald L. Walford, Frank LaHue, U.S. Wireless Data, Inc., among others). The complaint also arises out of the Company's public offering and makes allegations similar to those made in the first complaint. The Denver District Court lawsuit has been stayed by court order so as to avoid duplication with the U.S. District Court lawsuit.

     In February 1995, another class action complaint was filed in U.S. District Court, Denver, Colorado by the same plaintiff who had previously filed the Colorado State Court class action in early September 1994 (Jacques A. Machol III and Prism Partners I on behalf of themselves and all others similarly situated,
v. U.S. Wireless Data, Inc., Maurice R. Caldwell Jr., Rod L. Stambaugh, Leonard Trout, Donald L. Walford, Frank LaHue, among others). The Defendants and allegations are the same as in the original and subsequent lawsuits. The court has consolidated the two federal cases and trial has been scheduled for March 1997. Several settlement discussions have been held, but to date, no formal agreement has been reached.

     The Company believes these lawsuits are without merit and denies that it engaged in any fraudulent acts or omissions, or otherwise violated Federal or Colorado law. In each case, the Company intends to vigorously contest the litigation on its merits, as well as the suitability of the plaintiff shareholders to act for the alleged class. Nonetheless, because litigation of this type involves inherent risks, it is not possible for the Company at this time to make an assessment of potential exposure, nor to predict with precision what the ultimate outcome will be.



NOTE 12.  RELATED PARTIES

     A director of the Company is also an officer of the Company's largest customer, Cardservice International, Inc. ("CSI"). Additionally, CSI owns approximately 5% of the Company's outstanding common stock as of June 30, 1996. Sales to CSI approximated $482,000 and $398,000 in fiscal years 1995 and 1996, respectively. As of June 30, 1996, CSI had prepaid $94,875 toward future orders and also owed the Company $2,197.

     During fiscal 1996, CSI advanced the Company $162,500 for the purchase of raw materials in exchange for 142,544 shares of common stock issued subsequent to June 30, 1996 at 150% of then current fair market value plus registration rights after one year on all stock owned by CSI. This transaction increased CSI's ownership to from 2% to 5%. Additionally, the Company will make royalty payments to CSI on future sales of POS-50r product built with the raw materials purchased using the amounts advanced from CSI. As of June 30, 1996, no units were built using the raw materials referred to above.

     During fiscal 1995, a shareholder advanced the Company's wholly- owned subsidiary, Direct Data, funds for operations. At June 30, 1995, $262,000 was payable to this related party. Additionally, prior to the acquisition of Direct Data, a shareholder loaned Direct Data $167,000 for its operations in exchange for a note payable.



PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE
                 WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information required by this item is incorporated by reference from the U.S. Wireless Data, Inc. 1996 Proxy Statement sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."



ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the U.S. Wireless Data, Inc. 1996 Proxy Statement section entitled "Executive Compensation."



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information required by this item is incorporated by reference from the U.S. Wireless Data, Inc. 1996 Proxy Statement section entitled "Beneficial Ownership of Common Stock."



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the U.S. Wireless Data, Inc. 1996 Proxy Statement section entitled "Certain Transactions."




ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    List of Exhibits Required by Item 601 of Regulation S-B
Exhibit   Description                                     Page No.

2.1    Articles of Dissolution for Direct Data, Inc. (5)     N/A
3.1    Copy of Amended Articles of Incorporation (6)         N/A
3.2    Copy of Amended Bylaws (6)                            N/A
10.1 License and Volume Purchase Agreement with OMRON N/A Systems of America with Solectron Addendum (1)
10.2   "Engineering Statement for Cellular Credit            N/A
       Authorization Terminal" filed with Federal
       Communications Commission (1)

10.3   POS-50r Manufacturing Plan Proposal (1)               N/A
10.4   Security Agreement, Solectron Corporation, dated      N/A
       August 12, 1993 (1)
10.5   Purchase Order to Solectron Corporation, dated July   N/A
       23, 1993 (1)
10.6   Agreement to Purchase Shares from Brent J.            N/A
       Phillips, dated April 23, 1993 (1)
10.7   Sprint Cellular Reseller Agreement (3)                N/A
10.8   CommNet Cellular Reseller Agreement (3)               N/A
10.9   Direct Data Acquisition Agreement (3)                 N/A
10.10  Agreement and Plan of Reorganization between USWD,    N/A
       FC Acquisition, Inc., Direct Data, Inc. and certain shareholders of Direct Data, Inc., including the following exhibits thereto: Agreement and Plan of Merger, Form of Warrant, Form of Employment
       Agreement entered into by each of Richard P.
       Draper, Richard W. Taylor and Larry N. Schroeder, Shareholder Agreement between the Company and Richard P. Draper, Registration Rights Agreement between the Company and certain Direct Data, Inc. shareholders, and Side Agreement between Direct
       Data, Inc., the Company, Richard P. Draper and
       Larry N. Schroeder (4)

10.11  Promissory Note with OMRON Systems, Inc. (6)          N/A
10.12  Supply Agreement with Novatel Communications LTD.     N/A
       (6)
10.13  Purchase Agreement with Cardservice International     N/A
       (6)
10.14  Purchase Agreement with Superior Bankcard Service     N/A
       (6)
10.15  Purchase Agreement with National Bankcard             N/A
       Association, Inc. (6)
10.16  Release Agreement with Richard P. Draper (6)          N/A
10.17  Surrender Agreement between Direct Data, Inc. and     N/A
       Richard P. Draper (6)
10.18  Copy of Amended 1992 Stock Option Plan
10.19  Agreement for Manufacture and Purchase between
       USWD, Uniform Industrial Corp and Cardservice
       International, Inc.

10.20  Memorandum of Agreement and Mutual Release of
       Claims between USWD and Solectron Corporation
21.1   List of Subsidiaries (6)                              N/A
21.2   Articles of Incorporation for Direct Data, Inc.       N/A
       (f/k/a FC Acquisition, Inc.) (6)
21.3   Bylaws of Direct Data, Inc., (f/k/a FC Acquisition,   N/A
       Inc.) (6)
27     Financial Data Schedule

(1) Incorporated by reference to the reference Exhibit and Exhibit number in Registration Statement No. 33-69776-D.
(2) Incorporated by reference to Exhibit Number 28-2 of Registration Statement No. 33-69776-D.
(3) Incorporated by reference to the Company's report on Form 10-KSB filed on September 29, 1994 (Control No. 94203937).
(4) Incorporated by reference to the Company's Form 8-K filed on September 23, 1994 (Control No. 94208250).
(5) Incorporated by reference to the Company's Form 8-K filed on October 23, 1995. (Control No. 95208607).
(6) Incorporated by reference to the Company's report on Form 10-KSB filed on October 13, 1995. (Control No. 95201388)

(b)  Reports on Form 8-K

      There were no reports on Form 8-K that were filed during the last quarter of the fiscal year ended June 30, 1996.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  October 14, 1996


U.S. WIRELESS DATA, INC.



\s\Michael J. Brisnehan   President and Principal Executive    October 14. 1996
Michael J. Brisnehan                Officer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




\s\ Michael J. Brisnehan  President and Principal Executive     October 14, 1996
Michael  J. Brisnehan     Officer, Chief  Financial Officer,
                          Director and Principal Accounting
                          officer

\s\  Rod L. Stambaugh    Vice President/Marketing and           October 14, 1996
Rod L. Stambaugh         Business Development and
                         Chairman of the Board of Directors




\s\ Alan  B. Roberts     Director                               October 14, 1996
Alan B. Roberts




\s\ Chester N. Winter    Director                               October 14, 1996
Chester N. Winter




\s\ Caesar Berger        Director                               October 14, 1996
Caesar Berger





                                                                 Exhibit 10.18

                              WIRELESS DATA, INC.
                   AMENDED AND RESTATED 1992 STOCK OPTION PLAN

     Purpose of Plan. The purpose of this 1992 Stock Option Plan ("Plan") is to secure and retain key employees and directors responsible for the success of U.S. Wireless Data, Inc. ("Company") and to reward those associated as consultants with the Company. This Plan is intended to motivate such persons to exert their best efforts on behalf of the Company, to encourage stock ownership and to provide such persons with proprietary interests in, and a greater concern for, the welfare of, and an incentive to continue service with, the Company. Options issued pursuant to this Plan will constitute incentive stock options within the meaning of 422A of the Internal Revenue Code of 1986 ("Code"), as amended ("Incentive Stock Options") or other options ("Nonstatutory Stock Options"). Incentive Stock Options and Nonstatutory Stock Options (corectively referred to as "Options") may both be granted hereunder and any Option granted which for any reason does not qualify as an Incentive Stock Option, including any Option granted to a director of the Company who is not also an employee of the Company, shall be a Nonstatutory Stock Option.

     2. Stock Subject to the Plan. The number of shares of the Company's no par value common stock ("Common Stock") which may be optioned under the Plan is 880,000 shares. Such shares may consist, in whole or in part, of unissued shares or treasury shares. The maximum number of shares issuable pursuant to the Plan, including shares subject to outstanding Options, shall be subject to adjustment as provided in Section 7 of the Plan. No Option shall be granted under the Plan after September 1, 2002. No Incentive Stock Options shall be granted under the Plan to any employee where the aggregate fair market value (determined at the time the Option is granted) of the stock with respect to which Incentive Stock Options are exercisable for the first time by such employee during any calendar year (under all such plans of the Company and its parent and subsidiary corporations) shall exceed $100,000; provided that Nonstatutory Stock Options granted under the Plan may exceed these limits. For purposes of this Plan, the fair market value of Common Stock ("Fair Market Value") subject to an Option shall be either equal to (i) the average of the bid and ask prices reported in the over-the-counter market at the close of business on the date the Option is granted or (ii) the average of the closing bid and ask price per share of Common Stock of the Company on the date the Option is granted, as reported by the National Association of Securities Dealers Automated Quotation System. If no market exists, the Committee (as defined in Section 3 below) shall determine the Fair Market Value for purposes of this Plan. If any outstanding Option under the Plan for any reason expires or is terminated, the shares of Common Stock allocable to the unexercised portion of such Option may again be optioned under the Plan subject to the limitations, terms and conditions of the Plan. The Board of Directors, and the proper officers of the Company shall from time to time take appropriate action required for delivery of Common Stock, in accordance with the Options and any exercises thereof.



     3.   Administration.

     a. The Plan shall be administered by a committee of "disinterested" members of the Board of Directors of the Company (the "Board") consisting of not less than two members appointed by the Board and serving at the Board's pleasure (the "Committee,'). A "disinterested" director is a director who has not received a discretionary grant or award of the Company's equity securities under any Company plan during the twelve (12) months prior to service on the Committee, or who participates only in an automatic option grant or stock award program (including any program where a director elects to receive some or all of his or her retainer in stock or options) where there is no discretion over the timing, pricing or amount of the award, and which meets the "disinterested administrator" requirements of Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the "1934 Act"). With respect to persons subject to Section 16 of the 1934 Act, transactions under this Plan are intended to comply with all applicable conditions of Rule 16b-3 or its successors under the 1934 Act. As used herein, the term Board shall also mean the Committee of the Board.

     The Committee is authorized and empowered to administer the Plan and, consistent with the terms of the Plan, to (a) select the employees to whom Options are to be granted and to fix the number of shares and other terms and conditions of the Options to be granted; (b) determine the date upon which Options shall be granted and the terms and conditions of the granted Options in a manner consistent with the Plan, which terms need not be identical as between Options or Optionees; and (c) interpret the Plan and the Options granted under the Plan.

     b. The Board may from time to time adopt such rules and regulations as it may deem advisable for the administration of the Plan, and may alter, amend, or rescind any such rules and regulations in its discretion. The Board shall have the power to interpret or amend or discontinue the Plan, except that certain amendments shall be subject to the provisions of Section 10 of the Plan. All decisions made by the Board in the administration and interpretation of the Plan shall be binding and conclusive for all purposes.

     c. Once appointed, the Committee shall continue to serve until otherwise directed by the Board. Subject to the foregoing and Section 3(a), from time to time the Board may increase the size of the Committee and appoint additional members thereof, remove members (with or without cause) and appoint new members in substitution therefor, fill vacancies however caused, or remove all members of the Committee and thereafter directly administer the Plan.


     4.   Eligibility.

     a. Employees, directors and consultants of the Company, or of any parent or subsidiary of the Company, shall be eligible to be granted Options under the Plan. The only employees of the Company eligible to receive grants of Incentive Stock Options under the Plan shah be employees (including officers and directors of the Company who are also employees) who are from time to time responsible for the management, growth or success of the Company's business and who have been selected by the Committee. A director of the Company may not be granted an Incentive Stock Option unless he or she is also an employee of the Company or any parent or subsidiary of the Company. "Parent" and "subsidiary" shall have the meanings defined in Section 424 of the Code. Grants of Options to nonemployee directors, whether or not such director is a member of the Committee, can only be made pursuant to the terms specified in Section 5 below.

     b. The type of Option, the number of shares which may be purchased under such Option, the exercisability of such Option, the Option's expiration date and the purchase price per share, shall be designated by the Committee at the time the Option is granted, provided, that if the Committee does not specify the type of Option, and if all qualifications for the grant of an Incentive Stock Option are met, such Option shall be an Incentive Stock Option; and provided further, that unless the Committee specifically provides for an exercise schedule which is different from the standard schedule provided for in Section 6(f) hereof, the standard exercise schedule shall be applied to such Option. Subject to the exception under Section 6(b), no person may be granted an Incentive Stock Option if such person, at the time the Option is granted, owns shares of Common Stock possessing more than 10% of the total voting power or value of all classes of stock of the Company or any parent or subsidiary corporation. For purposes of calculating such stock ownership, the attribution rules of stock ownership set forth in Section 424(d) of the Code, as amended, shall apply. Accordingly, an optionee, with respect to whom such 10% limitation is being determined, shall be considered as owning Common Stock owned directly or indirectly by or for the optionee's brothers and sisters (whether by the whole or half-blood), spouse, ancestors and lineal descendants; and any Common Stock owned directly or indirectly by or for a corporation, partnership, estate or trust, shall be considered as being owned proportionately by or for its shareholders, partners or beneficiaries.

     5. Grants to Non-Employee Directors. Grants of Options to non-employee directors may only be made pursuant to the provisions of this Section 5. For services rendered as members of the Board of Directors and in order to attract and retain qualified non-employee directors, each non-employee director shall be granted Nonstatutory Stock Options as follows (subject to adjustment pursuant to Section 7 hereof):

     a. On December 5, 1995, to the non-employee directors who served on the Board of Directors prior to such date, (i) for each full fiscal year of service on the Board of Directors prior to fiscal year 1996, Nonstatutory Stock Options to purchase 20,000 shares of the Company's Common Stock and (ii) for each partial fiscal year of service on the Board of Directors prior to fiscal year 1996, Nonstatutory Stock Options to purchase the number of shares (rounded to the nearest whole number) determined by multiplying (x) 20,000 by (y) a ratio, the numerator of which is the number of days the director served as such during such fiscal year and the denominator of which is 365; all such Nonstatutory Stock Options shall be treated (for purposes of vesting only) as if granted on the date such director was first appointed or elected to the Board (for subpart
(i), above) or the anniversary date of such election or appointment (for subpart
(ii), above), in each case in the applicable fiscal year of service to which such grant applies, and shall vest over the one year period subsequent to the date of grant at the rate of 25% every three months; b. On December 5, 1995, in addition to the Nonstatutory Stock Options granted pursuant to Section 5(a) above, to each non-employee director serving on such date (even if first elected as a member of the Board of Directors on such date), a Nonstatutory Stock Option to purchase 20,000 shares of the Company's Common Stock, which Options shall vest over the two year period subsequent to the date of grant at the rate of 25 % every six months;

     c. After December 5, 1995, to each newly-elected or appointed nonemployee director on the first day of service on the Board of Directors, a Nonstatutory Stock Option to purchase 20,000 shares of the Company's Common Stock, which Options shall vest over the two year period subsequent to the date of grant at the rate of 25% every six months; and

     d. After December 5, 1995, in addition to the Nonstatutory Stock Options granted pursuant to Sections 5(a), 5(b) and 5(c), above, to each non-employee director for so long as such non-employee director is serving on the Board of Directors, on each anniversary of the date on which such person became a director of the Company, a Nonstatutory Stock Option to purchase 20,000 shares of the Company's Common Stock, which Options shall vest over the two year period subsequent to the date of grant at the rate of 25% every six months.

     Subject to the qualifications set forth in Section 6(i), (k) and (1), Options granted under this Section 5 shall expire to the extent not exercised, ten (10) years from the date of grant.


     6. Terms and Conditions. All Options granted under this Plan shall be subject to the terms and conditions of this Plan, except to the extent specifically provided otherwise, including all of the following:

     a. Option Price. Subject to the provisions of Section 6(b), the option price per share for all Options shall be determined by the Committee but shall not be less than 100% of the Fair Market Value of such shares at the time the Option is granted.

     b. More than 10% Shareholder. If an employee owns more than 10% of the voting power or value of all classes of stock of the Company or any parent or subsidiary corporation, at the time an Incentive Stock Option is granted under the Plan, the Committee may issue an Incentive Stock Option to such person at not less than I 10 % of the Fair Market Value of Common Stock. Any Incentive Stock Option granted to any employee who owns more than 10% of the voting power or value of all classes of stock of the Company or any parent or subsidiary corporation, shall not be exercisable after the expiration of five years from the date such Option is granted.

     c.  Limitations  on Grant of  Options.  Subject  to the  limitations  under
Section 6(b) of this Plan, no Option shall be granted which may be exercised more than ten years after the date it was granted.



     d. Limitation on Exercise of Option. Persons who beneficially own more than ten percent of a class of the Company's equity securities, executive officers and directors of the Company (collectively, "Insiders") who are granted an Option under the Plan shall not sell the Common Stock acquired through the exercise of such Option sooner than six months following the date of grant of such Option.

     e. Payment for Shares. Payment in full shall be made for all shares pursuant to the exercise of an Option. The purchase price may, at the Company's discretion, be paid by assignment to the Company of outstanding shares of Common Stock of the Company owned by the optionee for a period of at least six (6) months prior to the date of exercise and having a Fair Market Value (as determined pursuant to Section 2 above) equal to the purchase price or that portion thereof being paid in outstanding stock. The Company may issue a certificate which reflects the net number of shares issuable after payment of the exercise price in already owned Common Stock, so that the previously owned certificate need not actually be tendered. All Options shall be exercised for 100 shares, or a multiple thereof or for the full number of shares for which the Option is then exercisable. No optionee shall have the right to dividends or other rights of a stockholder with respect to shares subject to an Option until the optionee has given written notice of exercise of the optionee's Option and paid in full for such shares.

     f. Manner of Exercise. Any Option granted pursuant to this Plan may be exercised at such time or times as set forth in the Option, by the delivery of written notice to the Chief Financial Officer of the Company, provided that if such optionee is the Chief Financial Officer of the Company such notice shall be delivered to another executive officer of the Company, together with payment in full for the number of shares to be purchased pursuant to such exercise. Such notice (i) shall state the election to exercise the Option, (ii) shall state the number of shares in respect of which the Option is being exercised, (iii) shall state the optionee's address, (iv) shall state the optionee's social security number, (v) shall contain such representations and agreements concerning optionee's investment intent with respect to such shares of Common Stock, if reasonably requested by the Company, and (vi) shall be signed by optionee.

     Except as to Nonstatutory Stock Options granted pursuant to Section 5 hereof or unless otherwise determined by the Board and set forth in the optionee's incentive Stock Option Certificate or Nonstatutory Stock Option Certificate, as applicable, options granted under the Plan shall mature and become exercisable as to 24% of the total shares covered by the Option on the first anniversary from the date of grant, and 2% per month thereafter, until fully vested, so long as the optionee remains an employee of the Company.

     g. Other Representations or Warranties. As a further condition to exercise of any Option granted under the Plan, the Company may require each optionee to make any representation and warranty to the Company as may be required by any applicable law or regulation.



     h. Holding Period o Shares. No shares of Common Stock acquired upon exercise of an Option granted under this Plan shall be sold or otherwise disposed of within the meaning of Section 425(c) of the Code, at any time before the later of two years from the date of the grant of an Option under this Plan or one year after the date of exercise of the Option. However, an optionee who has acquired shares of Common Stock upon exercise of a stock Option granted under this Plan, who transfers such shares to a trustee, receiver, or other similar fiduciary in any proceeding under Title II of the United States Bankruptcy Law or any other similar insolvency proceeding at a time when such optionee is insolvent shall not have been deemed to have made a transfer or disposition for purposes of this subsection, nor shall one who acquires the shares from the Company with another person in joint tenancy be deemed to have made a transfer or disposition.

     i. Death of Optionee. If an optionee dies, any Option previously granted to the optionee shall be exercisable by the personal representative or administrator of the deceased optionee's estate, or by any trustee, heir, legatee or beneficiary who shall have acquired the Option directly from the optionee by will or by the laws of descent and distribution at any time within one year after his death, but not more than ten years (five years if Section 6(b) is applicable) after the date of granting of the Option, provided the deceased optionee was entitled to exercise such Option at the time of his death.

     j. Retirement. If an optionee's employment with the Company terminates by reason of retirement, any Option previously granted to him shall be exercisable within three months after the date of such termination, but not more than ten years (five years if Section 6(b) is applicable) after the date of granting of the Option, and then only to the extent to which it was exercisable at the time of such termination by retirement; provided, however, that if the optionee dies within three months after termination by retirement, any unexercised Option, to the extent to which it was exercisable at the time of his death, shall thereafter be "exercisable for one year after the date of his death, but not more than ten years after the date of granting of the Option.

     k.  Disability.  If an  optionee  becomes  disabled  within the  meaning of
Section 105(d)(4) of the Code, and at the time of such disability the optionee is entitled to exercise such Option, the optionee shall have the right to exercise such Option within one year after such disability provided that the optionee exercises within ten years after the date of grant thereof (or five years if Section 6(b) is applicable), and then only to the extent to which it was exercisable at the time of such disability.

     1. Optionee's Termination. Optionees granted an Option under the Plan must exercise such Option (i) within three months of the date such optionee ceased to be employed by the Company or a corporation or subsidiary thereof issuing or assuming the Option in a transaction set forth under Section 7 of this Plan (as to Options granted to employees) or (ii) within three months of the date when the optionee ceased to serve as a director of the Company (as to Nonstatutory Stock Options granted to or held by nonemployee directors). Such options shall only be exercisable to the extent to which they were exercisable at the time of such termination of employment or service on the Board of Directors.

     m. Leave of Absence. For the purposes of this Plan (i) a leave of absence, duly authorized in writing by the Company for military service or sickness, or for any other purpose approved by the Company, if the period of such leave does not exceed 90 days and (ii) a leave of absence in excess of 90 days, duly authorized in writing by the Company provided the optionee's right to re-employment is guaranteed either by statute or by contract, shall not be deemed a termination of employment.

     n. Non-transferability of Options. No option granted under this Plan will be transferable by the optionee other than by will or the laws of descent and distribution. During the lifetime of the optionee, the Option will be exercisable only by optionee.


     7.   Recapitalization or Merger.

     a. If the outstanding shares of Common Stock which are eligible for the granting of Options hereunder, or subject to Options theretofore granted, shall at any time be changed or exchanged by declaration of a stock dividend, split-up, subdivision or combination of shares, recapitalization, merger, consolidation or other corporate reorganization in which the Company is the surviving corporation, the number and kind of shares subject to this Plan or subject to any Options previously granted, and the Option prices, shall be appropriately and equitably adjusted, so as to maintain the proportionate number of shares without changing the aggregate option price.

     b. In the event of a dissolution or liquidation of the Company, or a merger, consolidation, sale of all or substantially all of its assets, or other corporate reorganization in which the Company is not the surviving corporation and the holders of Common Stock receive securities of another corporation, any outstanding Options hereunder shall terminate as of the effective date of such event, provided that immediately prior to such event each optionee shall have the right to exercise any unexpired Options in whole or in part, including those Options which are not yet vested pursuant to the applicable vesting schedule. The Board may, in its sole discretion, negotiate for the assumption or replacement of any Options not exercised by an optionee with comparable options to purchase the stock of such other corporation. The Company shall afford each person who holds an Option under this Plan with at least 30 days advance written notice of such event.

     The existence of this Plan, or of any Options hereunder, shall not in any way prevent any transaction described in this section, nor shall anything contained in this Plan prevent the issuance of a replacement option by a surviving corporation.

     8. Use of Proceeds. Proceeds from the sale of stock pursuant to Options granted under this Plan shall constitute general funds of the Company.




     9. Reservation of Issuance of Shares. The Company shall at all times during the duration of this Plan reserve and keep available such number of shares of Common Stock as will be sufficient to satisfy the requirements of all Options granted pursuant to this Plan, and shall pay all original issue and transfer taxes with respect to the issuance of shares pursuant to the exercise of such Options, and shall pay all of the fees and expenses necessarily incurred in connection with the exercise of such Options and the issuance of such shares.


     10. Amendments. The Board of Directors may amend, alter, or discontinue this Plan, but no amendment, alteration or discontinuation shall be made which would impair the rights of any optionee under any Options previously granted, without the optionee's consent, subject to any provisions otherwise in the Plan, or which, without the approval of the shareholders, would:

     i) Except as is provided in Section 7 of this Plan, increase the total number of shares reserved for the purposes of the Plan;

     ii) Change the persons (or class of persons) eligible to receive Options under the Plan; or

     iii) Materially increase the benefits accruing to Insiders under the Plan.

     Subject to the foregoing, the provisions of Section 5 of the Plan which set forth terms and conditions of Option grants to non- employee directors, shall not be amended more than once every six (6) months other than to comport with changes in the Internal Revenue Code, Title I of the Employee Retirement Income Security Act or the rules promulgated thereunder.

     11. Indemnification. In addition to such other rights of indemnification as they may have as directors, the members of the Committee and the Board of Directors shall be indemnified by the Company against reasonable expenses, including attorneys' fees actually incurred in connection with the defenses of any action, suit or proceeding, or in connection with any appeal therefrom, to which they or any of them may be a party by reason of any action taken or failure to act under or in connection with the Plan or any Option granted thereunder, and against all amounts paid by them in settlement thereof (provided such settlement is approved by independent legal counsel selected by the Company) or paid by them in satisfaction of judgment in any action, suit or proceeding, except in relation to matters as to which it shall be adjudged in such action, suit or proceeding, that such member of the Board of Directors is liable for gross negligence, fraud or willful misconduct in the performance of the director's duties so long as within 60 days after institution of any such action, suit or proceeding, the director shall in writing offer the Company the opportunity, at its own expense, to handle and defend such action, suit or proceeding.

     12. Approval of Shareholders. The Plan shall take effect upon approval by the holders of a majority of the shares of the Company's Common Stock present at a meeting attended by a quorum of shareholders, which approval must occur within 12 months after the date the Plan is adopted by the Board of Directors. 13.
Miscellaneous. Unless the context requires otherwise, wards denoting the singular may be construed as denoting the plural, and words of the plural may be construed as denoting the singular, and words of one gender may be construed as denoting such other gender as is appropriate. Paragraph headings are not to be considered part of this Plan and are included solely for convenience and are not intended to be full or accurate descriptions of the contents thereof.


Adopted:  September 16, 1992
Amended:  August 12, 1994 (approved by shareholders on October
28, 1994)
Amended:  September 14, 1995 (approved by shareholders on
December 5, 1995)




                                                    EXHIBIT 10.19

             AGREEMENT FOR MANUFACTURE AND PURCHASE

     This Agreement for Manufacture and Purchase (the "Agreement") is entered into as of the 22nd of April, 1996, by and among U.S. WIRELESS DATA, INC. ("USWD"), UNIFORM INDUSTRIAL CORPORATION ("UIC") and CARDSERVICE INTERNATIONAL, INC. ("CSl"), UIC and CSI shall collectively be referred to as the "Investors."

     A. USWD designs, markets and sells a wireless and portable credit card and check authorization terminal known as the POS-
500 (the "USWD Product).

     B.   UIC intends to manufacture the USWD Product.

     C.   CSI is a customer of USWD that purchases the USWD
Product.

     NOW, THEREFORE, in consideration of the agreements set forth below and other good and valuable consideration, the parties agree as follows:

     1. Purchase of Parts. Under the terms of a separate agreement, the Investors purchased certain parts (the "Parts") from Solectron California Corporation and the Parts were shipped to UIC. UIC and USWD shall in good faith review the Parts and determine which Parts will be kept by UIC for the manufacture of the USWD Product (the "Usable Parts") and which will be sent by UIC to USWD (the "Excess Parts"), which determination and shipment shall occur within thirty (30) days after receipt by UIC of the Parts. Title to the Excess Parts will transfer to USWD upon such shipment by UIC. UIC shall employ the Usable Parts exclusively for the manufacture of the USWD Product. USWD shall be permitted to dispose of the Excess Parts in any manner it sees fit and retain all proceeds from such disposition; provided, however, that for the thirty (30) day period following receipt by UIC of the Parts, UIC shall have the right to purchase from USWD any of the Excess Parts at 25% of the original unit cost paid by Solectron for such Excess Parts. UIC shall pay cash for such Excess Parts upon delivery.

     2. Orders from UIC. It is USWD's good faith intention to order up to 2,000 units of the USWD Product from UIC based on orders USWD receives from its customers. UIC will be the exclusive manufacturer of such 2,000 units. After satisfying orders for the 2,000 units of USWD Product called for hereunder, UIC will have the opportunity to build additional USWD Product as long as UIC remains competitive. Within 5 days after execution of this Agreement, CSI shall submit a purchase order for 200 units of the USWD Product to USWD and USWD shall submit a purchase order to UIC for 500 units of the USWD Product. In the event USWD places subsequent orders for the USWD Product each such order shall be for a minimum quantity of 500 units of the USWD Product. All of the USWD Product ordered from UIC shall be shipped FOB UIC's facility in Fremont, California. UIC shall use its best efforts to ship the USWD Product within ___ days after receiving an order from USWD. CSI shall use its best efforts to continue to sell the USWD Product.


     3. Prices. Exhibit A attached hereto provides detail regarding the pricing applicable under this Agreement.

     a. The prices of the USWD Product ordered pursuant to this Agreement payable to UIC shall be $434.62 per unit for the first thousand units and $381.12 for the second thousand units. These prices shall be in force only for 2,000 units of the USWD Product.

     b. USWD shall pay to UIC a one time Tooling/NRE:PCB fee, shown as item 2 on Exhibit A. Such fee shall be paid by USWD to UIC as follows: 1/3 upon execution of this Agreement, 1/3 upon first article submission by UIC to USWD for review, and the final 1/3 upon final article approval by USWD.

     c. Cellular kits are not included in the Unit Prices shown in item 1 on Exhibit A. If more cellular kits are needed for the manufacture of the USWD Product pursuant to this Agreement, the actual price for such kits shall be added to the purchase price shown in item 3 of Exhibit A.

     d. The prices shown on Exhibit A do not include test fixtures and test programs which shall be provided by USWD to UIC at no charge to Investors.

     4. Payment Terms. The payment terms applicable under this Agreement shall be as follows:

     a. All orders for the USWD Product placed by CSI (the "CSI Units') shall be paid for by CSI directly to UIC upon delivery of such products to CSI. Such amounts will be based on the full per unit retail price charged by USWD to CSI. Upon receipt of such payments, UIC may retain the purchase price per unit (as shown on Exhibit A) for such units delivered to CSI and for an additional number of units up to 300 units, per 500 unit order. If funds remain after such application, UIC shall remit the balance to USWD within five (5) days after receipt from CSI. Payment received by UIC for the USWD Product which are not CSI Units shall be referred to as "Prepaid Units."

     b. Upon receipt of funds from CSI, UIC shall within five (5) days after such payment deliver to USWD the Prepaid Units plus 100 additional units of the USWD Product. Such 100 additional units shall be referred to as the "Advanced Units." As UIC receives payment for the Advanced Units, UIC shall make available for shipment to USWD additional units in accordance with a forecast to be provided by USWD, up to a maximum of 100 such units of USWD Product outstanding at any given time.

     c. USWD shall pay UIC for all of the USWD Product which is ordered for customers of USWD other than CSI within five (5) days after receipt by USWD of payments from such customers. Such payments to UIC shall be based on the unit prices set forth on Exhibit A.

     d. After paying UIC for the CSI Units, the Prepaid Units and the Advanced Units, USWD shall apply any remaining funds it receives for the USWD Product pursuant to this Agreement to the payment of a fee to CSI. Such fee shall be based on the number of the USWD Product ordered under this Agreement for which USWD has received payment, at the rate of $150 for each USWD Product for the first thousand units ordered hereunder and thereafter $100 for each subsequent USWD Product ordered hereunder, as agreed by CSI.

     5. Counterparts. This Agreement may be executed in counterparts which together shall constitute but one and the same document. Such counterparts may be transmitted by telecopy, the telecopy to have full force and effect as if it were an original.

     6. Governing Law. The provisions of this Agreement shall be governed by the laws of the State of Colorado except its choice of law rules, and shall be binding upon the successors or assigns of the parties permitted by the terms of this Agreement.

     7. Assignment. This Agreement shall not be assigned by any Party without the prior written consent of the other two parties, which consent shall not be unreasonably withheld.

     8. Arbitration. Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration administered by the American Arbitration Association in accordance with its Commercial Arbitration Rules and judgment on the award rendered by the arbitrator may be entered in any court having jurisdiction thereof.

     IN WITNESS WHEREOF, the parties have entered into this Agreement as of the date first set forth above.


U.S. WIRELESS       UNIFORM INDUSTRIAL       CARDSERVICE
DATA, INC.               CORPORATION              INTERNATIONAL,
INC.



                                                    EXHIBIT 10.20

                    MEMORANDUM OF AGREEIMENT
                               AND
                    MUTUAL RELEASE OF CLAIMS


     This Memorandum of Agreement entered into this 16th day of April, 1996 by and between Solectron California Corporation ("Solectron") located at 847 Gibraltar Drive, Milpitas, California and US Wireless Data, Inc. ("US Wireless") located at 5700 Flatiron Parkway, Boulder, Colorado 80301

     WHEREAS Solectron and US Wireless entered into a Purchase Agreement on January 21, 1994.

     WHEREAS pursuant to said Purchase Agreement, Solectron purchased materials with a value of $1,427,000 as of January 29, 1995. Solectron has retained title to said materials.

     WHEREAS US Wireless has previously acknowledged financial liability for this sum and has indicated it's inability to compensate Solectron for said indebtedness.

     WHEREAS Solectron desires to liquidate said materials in a bulk sale form ("Bulk Materials") to unrelated third parties, to wit: Cardservice International and Uniform Industrial Corporation (collectively "Purchaser"), Solectron and US Wireless hereby agree as follows:

I .  Purchaser has agreed to purchase from Solectron, the Bulk
     Material on an "as-is" condition and without warranty at the agreed price of $325,000 payable on or about April 16,1996.

2.   US Wireless expressly consents to the foregoing sale of Bulk
Materials.

3. Effective upon payment of the purchase price as set forth above in paragraph 1 above, US Wireless and Solectron shall hereby release, acquit and forever discharge each other and their respective predecessors, successors, assignee, directors, officers, shareholders, employees, agents, legal representatives, subsidiaries and affiliates, of and from any and all claims, demands, damages, attorneys fees, costs, actions, causes of actions, and suits in equity, of whatsoever kind or nature whether theretofore or thereafter accruing or whether KNOWN OR NOT KNOWN, out of or relating to the Bulk Material purchased hereunder, or any other matters between Solectron and US Wireless or any amounts owing between Solectron and US Wireless.


AGREED:

     US Wireless Data, Inc.                  Solectron California
                                             Corporation

     By: M.J. Brisnehan                     By: Donald Landry

     Name: Michael J. Brisnehan             Name: Donald P. Landry

     Title: President                       Title: Controller