Form 10QSB
period 1996-09-30
U S WIRELESS DATA INC
filed 1996-11-14
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549


                             FORM 10-QSB

_X_ Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

     ___ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.


     Commission File No.:  0-22848


                            U.S. Wireless Data, Inc.
             (Exact name of registrant as specified in its charter)


         Colorado                                        84-1178691
 ------------------------              -------------------------------
 (State of incorporation)                     (IRS Employer Identification No.)


                              5700 Flatiron Parkway
                             Boulder, Colorado 80301
                             -----------------------

          (Address of principal executive offices, including zip code)



                                 (303) 440-5464
                                 --------------

              (Registrant's Telephone Number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                         Yes   _X_         No  ___


As of September 30, 1995 there were outstanding 4,390,910 shares of the Registrant's Common Stock (no par value per share).


Transitional Small Business Disclosure Format

                         Yes ___           No _X_

                      U.S. WIRELESS DATA, INC.
                          TABLE OF CONTENTS



PART I         FINANCIAL INFORMATION

                                                                      Page
Item 1.   Financial Statements (Unaudited)

          Balance Sheet --
             September 30, 1996                                       3

          Statements of Operations --
             Three Months Ended September 30, 1996 and 1995           4

          Statements of Cash Flows --
             Three Months Ended September 30, 1996 and 1995           5

          Notes to Financial Statements                               6-7

Item 2.   Management's Discussion and Analysis                        8-9



PART II   OTHER INFORMATION

Item 1.   Material Developments in Connection with Legal Proceedings
10

Item 3.   Defaults Upon Senior Securities                             10

Item 5.   Other Information                                           11

Item 6.   Exhibits and Reports on Form 8-K                            11

                      U.S. WIRELESS DATA, INC.
                            BALANCE SHEET
                             (Unaudited)


                                                          September 30,
                                                              1996
                                                              ----
                        ASSETS
Current Assets:
        Cash and cash equivalents ..................   $     14,408
        Accounts receivable, net of allowance for
            doubtful accounts of $23,080 ...........         81,179
        Sales-type lease receivables ...............         18,784
        Inventory, net .............................        521,566
        Other current assets
                                                                775
                                                                ---
                 Total current assets ..............        636,712

Property and equipment, net ........................         76,965
Other assets
                                                             10,295
                                                             ------


Total assets .......................................   $    723,972
                                                       ============


    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
        Accounts payable ...........................   $    381,487
        Accrued liabilities ........................        117,374
        Notes payable
                                                            398,666
                                                            -------
                Total current liabilities
                                                            897,527
                                                            -------


Stockholders' equity (deficit):
        Common stock, no par value, 12,000,000
                shares authorized, 4,665,877 shares
issued .............................................      4,583,108
                and outstanding, stated value $1.00
        Additional paid-in capital .................     11,501,690
        Accumulated deficit
                                                        (16,258,353)
                                                        -----------
                    Total stockholders' equity
(deficit) ..........................................       (173,555)
                                                           --------


Total liabilities and stockholders' equity (deficit)   $    723,972
                                                       ============



                      U.S. WIRELESS DATA, INC.
                      STATEMENTS OF OPERATIONS
                             (Unaudited)


                                                   Three Months Ended
                                                 9/30/96       09/30/95
                                                 --------    ----------
Revenue ..................................   $   387,218    $   282,135
Cost of goods sold .......................       265,449        250,960

Gross margin .............................       121,769         31,175

Operating Expenses
       Selling, general and administrative       171,157        415,812
       Research and development
                                                 118,469        127,097

                                                 289,626        542,909

Loss from operations .....................      (167,857)      (511,734)

Other income (expense)
                                                   5,967        (14,426)

Loss from continuing operations
                                                (161,890)      (526,160)

Loss from discontinued operation
                                                    --         (309,206)

Net loss .................................   $  (161,890)   $  (835,366)



Earnings (loss) per share:
       From continuing operations ........   $      (.03)   $      (.12)
       From discontinued operation .......          --             (.07)
       Net loss per share ................   $      (.03)   $      (.19)



Weighted average common shares outstanding     4,653,482      4,390,910






                      U.S. WIRELESS DATA, INC.
                      STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                              Three Months Ended
                                               09/30/96    09/30/95
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ............................   $(161,890)  $ (526,160)
     Depreciation ........................      20,496       57,351
     Changes in assets and liabilities:
          (Increase) decrease in:
               Accounts receivable .......      95,948       97,707
               Inventory .................     (26,382)     205,553
               Other assets ..............      28,608        5,771
          Increase (decrease) in:
               Accounts payable ..........     139,100       16,283
               Accrued liabilities .......    (100,222)      87,655
               Notes payable
                                               (21,600)        --
                                               -------
     Net cash used in operating activities     (25,942)     (55,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture
                                             ---------    ---------
          Net cash provided by investing .        --           --
activities


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of stock
                                             ---------    ---------
          Net cash provided by financing
activities ...............................        --           --


INCREASE (DECREASE) IN CASH ..............     (25,942)     (55,840)


CASH, Beginning of period
                                                40,350      128,381
                                                ------      -------


CASH, End of period ......................   $  14,408    $  72,541
                                             =========    =========



                      U.S. WIRELESS DATA, INC.
                    NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)


Note 1 -- ACCOUNTING PRINCIPLES

     The balance sheet as of September 30, 1996, as well as the statements of operations and of cash flows for the three months ended September 30, 1996 and September 30, 1995, have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for fiscal year end June 30, 1996. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.



Note 2 -- FINANCIAL CONDITION AND LIQUIDITY

     The Company currently has significant concerns regarding its financial condition and liquidity. The Company has incurred an accumulated deficit of approximately $16.3 million since inception and has incurred additional losses subsequent to the year ended June 30, 1996. In order to continue as a going concern, the Company intends to: sustain or increase revenue levels and product margins; negotiate product development contracts; generate positive cash flow from operations; and/or seek additional debt or equity financing.

     The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.


Note 2 -- INVENTORIES

     Inventories for the period presented are stated at the lower of cost or market and consist primarily of finished goods.

Note 3 -- REVENUE RECOGNITION

     Direct sales are recognized upon shipment of products to customers. The Company also leases products to customers with an option to buy. The leasing arrangements are accounted for as sales-type leases.



Note 4 -- NET LOSS PER SHARE

     Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding at the end of the period. Shares issuable upon the conversion of stock options and warrants are not included in the calculation since their effect would be anti-dilutive.







Note 5 -- DIRECT DATA, INC. ACQUISITION/DISSOLUTION

     In September 1994, the Company completed the acquisition of Direct Data, Inc. ("Direct Data"). The Company paid approximately $2 million in cash and issued 700,000 shares (valued at $2.56 per share) of its common stock in exchange for all outstanding shares of Direct Data. The transaction was accounted for using the purchase method of accounting and the Company recorded goodwill of approximately $6 million. During the fourth quarter of fiscal 1995, the Company determined that the goodwill related to the acquisition of Direct Data was fully impaired, and therefore, wrote-off the entire balance resulting in a charge included in the Statement of Operations for fiscal year 1995.

     In September 1995, Direct Data received notice that its bank note creditor would not extend its loan payment terms and demanded payment on a $1.3 million bank note. An officer and director of Direct Data and former director of the Company (the "Officer") had personally guaranteed the note. In early October 1995, the Officer repaid the note and, pursuant to the Officer's guaranty arrangement with the bank, became the holder of a security interest in all of Direct Data's assets. Subsequently, on October 5, 1995, the Officer and the Company consummated an agreement whereby in exchange for the Company's approval of the surrender of all of Direct Data's assets ($1,032,719 at June 30, 1995 and approximately $780,000 at October 5, 1995), the Officer released the Company from its $1.3 million obligation (to assume the Officer's obligation under the guaranty) and agreed that the Company would have the option to purchase 397,684 shares of the Company's common stock owned by the Officer, for a period of three years, at a price of $.25 per share. Additionally, the Officer granted the Company the right to vote these shares during the three year option period.

     The transfer of assets to the Officer was consummated on October 5, 1995. Immediately prior to the transfer, from September 29, 1995 to October 3, 1995, all remaining Direct Data employees were terminated. As a result of the asset transfer and the Officer's earlier re-payment of the bank debt, Direct Data had no assets, no secured debt, approximately $1.6 million in unsecured trade debt (not including the $1.9 million intercompany loan from the Company) and ceased operations. Direct Data notified its creditors that it would be unable to pay its remaining debts, and pursuant to the Colorado Business Corporation Act, Direct Data was dissolved effective October 19, 1995.

     Management believes that Direct Data represented a separate and material line of business from the Company. The pretax loss on disposal has been accounted for as a loss from a discontinued operation and prior years financial statements have been reclassified to reflect the disposition.









MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     The Company was incorporated on July 30, 1991, and was in the development stage until the quarter ended September 30, 1994. Since inception, the Company has raised equity capital through the sale of its securities, completed development of its initial product, negotiated agreements with suppliers of components, developed a marketing strategy, and initiated sales of the POS-50r portable credit card and check verification terminal. During fiscal 1995, the Company continued to promote its product through the cellular reseller channel and, in the second half of fiscal 1995, enhanced its marketing strategy by focusing sales efforts on Independent Sales Organization (ISO) channels and began development on its new CDPD product line. In fiscal 1996, the Company continued its efforts on the POS-50r and in the second half of the year introduced two new CDPD-based products. Substantially all the revenue of the Company for fiscal year 1996 was derived from the sale of inventories for which the Company had previously paid. These inventories have now been significantly depleted. As a result, the Company must purchase inventory for future product sales. These additional costs have, and will continue to, result in smaller per-unit working capital infusion. Given these additional cash requirements and lower net cash inflow, coupled with the Company's current financial condition and sales volumes, the Company may be unable to continue as a going concern.

     In 1993, the Company established a contractual relationship with Solectron Corporation in Milpitas, California for subcontract manufacturing of the POS-50r. The Company ordered and received approximately 2,900 POS-50r terminals through June 1995. The Company built a large inventory of finished goods in anticipation of filling orders from customers. Because of higher-than-desirable inventory levels and poor sales results, the Company stopped production by Solectron in April 1994. Discussions with Solectron during the Company's third fiscal quarter of 1995 led to a conclusion that $1.4 million of raw materials inventory held by Solectron should be recorded as a liability on the Company's financial statements. During fiscal 1996, the Company negotiated an arrangement whereby Solectron sold all of the raw materials inventory and concurrently signed a mutual release with the Company. As a result, the Company recognized a $1,099,412 gain on the restructuring of its debt to Solectron. The Company then signed an agreement with a third party for the future manufacture and sale of an additional 2,000 POS-50r units.

     During fiscal 1995, the Company acquired all of the outstanding shares of Direct Data, a distributor of POS-related products. During fiscal year 1996, the Direct Data assets were surrendered to Direct Data's secured creditor in lieu of the creditor's foreclosure on a past due $1.3 million obligation. Direct Data was left with no assets, ceased operations, and was dissolved on October 19, 1995. As a result of the surrender of Direct Data's assets in settlement of the $1.3 million obligation and the dissolution of Direct Data in fiscal 1996, the Company recognized a gain on restructuring of payables and debt of $2,332,411.


Net Sales

     Net sales of $387,218 for the first fiscal quarter of 1997 increased from net sales of $282,135 generated during first fiscal quarter of 1996. This increase is attributable to: a) the sale of approximately 100 more POS-50r units than in previous year, and; b) the sale of approximately $40,000 of the Company's new CDPD products.


Gross Margin

     Gross margins increased from $31,175 in the first fiscal quarter of 1996 to $121,769 for the first fiscal quarter of 1997. This increase was mainly attributable to: a) more favorable product margins of the Company's CDPD product line, and; b) a decrease in inventory reserve requirements of $80,000.



Operating Expense

     Selling, general and administrative expenses decreased from $415,812 in the first fiscal quarter of 1996 to $171,157 in the first fiscal quarter of 1997. This increase was due primarily to: a) significant reductions in all advertising, promotion, public relations and investor relations programs due to lack of working capital, and; b) headcount reductions in sales, marketing and administration over 1996 staffing levels.

     Research and development expenses decreased from $127,097 in the first fiscal quarter of 1996 to $118,469 in the first fiscal quarter of 1997, due primarily to a sublease agreement on a portion of the engineering leased facility.


Other Income/(Expense)

     Other income/(expense) increased from $(14,246) in the first fiscal quarter of 1996 to $5,967 in the first fiscal quarter of 1997. This increase was due primarily to a $15,000 loss on sale of assets which was incurred during first quarter of fiscal 1996.


Financial Condition, Capital Resources and Liquidity

     The Company continues to have significant concerns regarding its financial condition and liquidity. Since May 1995, when the Company was notified that the transaction to sell its Direct Data subsidiary had been terminated, the Company has continued to reduce its expenses through cost controls and workforce reduction. It also has been successful in securing additional orders from its largest customer, CSI, and in selling off the majority of its finished goods inventory, for which it had previously paid. As a result, the Company has been able to maintain operations, although it has been unable to significantly reduce its obligation to its largest creditor. The Company has recently negotiated favorable arrangements for future manufacture of its products with little or no cash required until the finished product is sold. While this will significantly assist the Company's cash flow, it can no longer rely on the full sales price of the product to meet its working capital requirements. Instead, it must succeed on the gross margin of its product sales. This will require that the Company achieve an increased order rate on its POS-50r and new CDPD products. The
Company has engaged in discussions with terminal providers and transaction processors regarding potential engineering development contracts, which if entered into would provide additional working capital to the Company. While the Company believes that its relationship with CSI continues to be strong, the Company is highly dependent upon its sales to CSI, and the loss of, or a significant decrease in those sales would have a material adverse effect on the Company's cash position and its ability to sustain operations.

     As a result of these developments, including the failure to sell Direct Data, and its subsequent liquidation, and in order to continue as a going concern, the Company will need to increase its revenue levels and product margins, negotiate product development contracts, generate positive cash flow from operations and/or acquire additional debt or equity financing.














Part II


The  information  required  for Part II,  Items  2  and  4  are  not applicable.


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



ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     The Company is indebted to Omron Systems, Inc. ("Omron") under a Secured Installment Note dated March 27, 1995, for the principal amount of $472,800 and interest thereon. The terms of such note required the Company to make payments of principal and interest each month from April 1995 through December 1995, at which time the note became due. The Company made one principal payment, has continued to make monthly interest payments in accordance with the terms of the note, but has made no other principal payments under this note and for that reason is in default. The Company believes that as of the date of the filing of this report, the total amount due under such note is $398,666. The note is secured by 1,770 credit card terminals which are not currently needed by the Company for its business operations. Subsequent to the end of the third fiscal quarter 1996, the Company has entered into discussion with Omron regarding the possible restructuring or mutually agreeable settlement of this note.



ITEM 5 -- OTHER INFORMATION

     On October 23, 1996 the Company announced that, in a continuing effort to reduce costs, it would consolidate its operations in Colorado Springs, Colorado. The Company previously had offices in Boulder and Colorado Springs. Also, as previously reported on Form 8-K, and as part of this restructuring, the Company announced that Michael J. Brisnehan, its president and chief executive officer since July 1995 had resigned, effective immediately. The position was filled by Rod L. Stambaugh, chairman, and former vice president of marketing and business development. Mr. Brisnehan has remained on the Company's board of directors.



ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits required by Item 601 of Regulation S-B
       None


     b)  Reports on Form 8-K
                There were no reports on Form 8-K that were filed during the fiscal quarter ended September 30, 1996.






































                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   U.S. WIRELESS DATA, INC.
                                   Registrant


Date:      November 14, 1996      By: \s\  Rod  L. Stambaugh

                                  President and Chief Executive
                                  Officer