Form 10-Q
period 1996-12-31
U S WIRELESS DATA INC
filed 1997-02-13
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549


                             FORM 10-QSB

     Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1996


     Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.


                          Commission File No.: 0-22848


                            U.S. Wireless Data, Inc.
             (Exact name of registrant as specified in its charter)


            Colorado                                       84-1178691
            --------                                       ----------
    (State of incorporation)                    (IRSEmployer Identification No.)


                       4851 Independence Street, Suite 189
                           Wheat Ridge, Colorado 80033
                           ---------------------------

          (Address of principal executive offices, including zip code)



                                 (303) 431-6858

              (Registrant's Telephone Number, including area code)



     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                         Yes __X__          No  ____


     As of December 31, 1996 there were outstanding 4,983,852 shares of the Registrant's Common Stock (no par value per share).


Transitional Small Business Disclosure Format

                         Yes  ____          No __X__

                      U.S. WIRELESS DATA, INC.
                          TABLE OF CONTENTS



PART I         FINANCIAL INFORMATION
                                                          Page

Item 1.        Financial Statements (Unaudited)

          Balance Sheet --
             December 31, 1996                              3

          Statements of Operations --
             Three Months and Six Months Ended
               December 31, 1996 and 1995                   4

          Statements of Cash Flows --
             Six Months Ended December 31, 1996 and 1995    5

          Notes to Financial Statements                     6-7

Item 2.      Management's Discussion and Analysis           8-9



PART II      OTHER INFORMATION

Item 1.      Material Developments in Connection with Legal
               Proceedings                                  10

Item 3.      Defaults Upon Senior Securities                10

Item 5.      Other Information                              11

Item 6.      Exhibits and Reports on Form 8-K               11



                      U.S. WIRELESS DATA, INC.
                            BALANCE SHEET
                             (Unaudited)


                                                        December 31,
                                                            1996
                                                            ----
                        ASSETS
Current assets:
        Cash and cash equivalents                   $       18,428
        Accounts receivable, net of allowance for
            doubtful accounts of $19,662                    58,069
        Sales-type lease receivables                        15,020
        Inventory, net                                     448,319
        Other current assets
                                                                60
                                                                --
                 Total current assets                      539,896

Property and equipment, net                                 57,910
Notes receivable                                            27,950
Other assets
                                                            10,295
                                                            ------


Total assets                                        $      636,051
                                                    ==============


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                             $     332,688
        Accrued liabilities                                103,355
        Notes payable
                                                           398,666
                                                           -------
                Total current liabilities
                                                           834,709
                                                           -------


Stockholders' equity:
        Common stock, no par value, 12,000,000
                shares authorized, 4,983,852             4,901,084
                shares issued and outstanding
        Additional paid-in capital                      11,227,111
        Accumulated deficit
                                                       (16,326,853)
                                                       -----------
                Total stockholders' equity               (198,658)


Total liabilities and stockholders' equity           $    636,051
                                                     ============




                       See Accompanying Notes


                      U.S. WIRELESS DATA, INC.
                      STATEMENTS OF OPERATIONS
                             (Unaudited)


                                       Three Months Ended             Six Months Ended

                                     12/31/96       12/31/95       12/31/96       12/31/95
                                     --------       --------       --------       --------
Revenue .......................   $   415,695    $   392,084    $   802,913    $   674,219
Cost of goods sold
                                      221,848        359,792        487,297        610,752
                                      -------        -------        -------        -------

Gross margin ..................       193,847         32,292        315,616         63,467

Operating Expenses
       Selling, general and ...       169,619        300,182        340,406        715,993
administrative
       Research and development        95,019        123,518        213,488        250,616
                                       ------        -------        -------        -------

                                      264,638        423,700        553,894        966,609
                                      -------        -------        -------        -------

(Loss) from operations ........       (70,791)      (391,408)      (238,278)      (903,142)


Other income/(expense) ........         1,921         (3,862)         7,888        (18,288)
                                        -----         ------          -----        -------


(Loss) from continuing
operations ....................       (68,870)      (395,270)      (230,390)      (921,430)
                                      -------       --------       --------       --------


(Loss) from discontinued
operation .....................          --             --             --         (309,206)
                                                                                  --------


Net (loss) ....................   $   (68,870)   $  (395,270)   $  (230,390)   $(1,230,636)
                                  ===========    ===========    ===========    ===========



Net (loss) per share:
       From continuing ........   $      (.01)   $      (.09)   $      (.05)   $      (.21)
operations
       From discontinued
operation .....................          --             --             --             (.07)
                                                                                      ----
       Net loss per share .....   $      (.01)   $      (.09)   $      (.05)   $      (.28)
                                  ===========    ===========    ===========    ===========


Weighted average common shares
outstanding ...................     4,738,458      4,390,910      4,732,261      4,390,910



                       See Accompanying Notes



                      U.S. WIRELESS DATA, INC.
                      STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                               Six Months Ended
                                             12/31/96    12/31/95
                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...........................   $(230,390)   $(921,430)
     Depreciation .......................      39,051       23,354
     Changes in assets and liabilities:
          (Increase) decrease in:
               Accounts receivable ......     119,057      269,092
               Inventory ................      46,866      534,028
               Other assets .............      33,088       23,108
          Increase (decrease) in:
               Accounts payable .........      90,301        7,190
               Accrued liabilities
                                             (114,241)     (11,275)
                                             --------      -------
               Net cash used in operating     (16,268)     (75,933)
activities

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture
                                                  500       48,201
                                                  ---       ------
               Net cash used in investing         500       48,201
activities


CASH FLOWS FROM FINANCING ACTIVITIES:
     Note receivable ....................     (27,950)        --
     Repayment of notes payable .........     (21,600)        --
     Net proceeds from issuance of stock
                                               43,396         --
                                               ------
              Net cash provided by ......      (6,154)        --
financing activities


INCREASE (DECREASE) IN CASH .............     (21,922)     (27,732)


CASH, Beginning of period
                                               40,350      128,381
                                               ------      -------


CASH, End of period .....................   $  18,428    $ 100,649
                                            =========    =========



                       See Accompanying Notes

                      U.S. WIRELESS DATA, INC.
                    NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)


Note 1 -- ACCOUNTING PRINCIPLES

   The balance sheet as of December 31, 1996, as well as the statements of operations for the three and six months ended December 31, 1996 and December 31, 1995, and statement of cash flows for the six months ended December 31, 1996 and December 31, 1995, have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and for all periods presented have been made.

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


Note 2 -- FINANCIAL CONDITION AND LIQUIDITY

   The Company has significant concerns regarding its financial condition and liquidity. The Company has incurred an accumulated deficit of approximately $16 million since inception and has incurred additional losses subsequent to the year ended June 30, 1996. In order to continue as a going concern, the Company needs to: sustain or increase revenue levels, maintain product margins; secure additional product software and hardware development contracts; successfully deploy its own direct sales organization for its new CDPD products; generate positive cash flow from operations; and/or secure additional debt or equity financing.


Note 3 -- REVENUE RECOGNITION

   Direct  sales  are  recognized  upon  shipment  of  products   to
   customers.   Sales to reseller organizations are recognized  upon
   the Company's receipt of payment from the reseller.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company was incorporated on July 30, 1991, and was in the development stage until the quarter ended September 30, 1994. Since inception, the Company has raised equity capital through the sale of its securities, completed development of its initial product, negotiated agreements with suppliers of components, developed a marketing strategy, and initiated sales of the POS-50r portable credit card and check verification terminal. During fiscal 1995, the Company continued to promote its product through the cellular reseller channel and, in the second half of fiscal 1995, enhanced its marketing strategy by focusing sales efforts on Independent Sales Organization (ISO) channels and began development on its new CDPD product line. In fiscal 1996, the Company continued its efforts on the POS-50r and in the second half of the year introduced two new CDPD-based products. Substantially all the revenue of the Company for fiscal year 1996 was derived from the sale of inventories for which the Company had previously paid. Beginning September 1996, the Company received its first shipment of an enhanced version of the POS-50r manufactured by Uniform Industrial Corporation. Although product margins are higher, the Company must succeed on the gross margin which will result in a smaller per-unit working capital infusion. With lower net cash inflow, coupled with the Company's current financial condition and sales volumes, the Company may be unable to continue as a going concern if additional revenue is not realized from the sale of its new CDPD products.

In 1993, the Company established a contractual relationship with Solectron Corporation in Milpitas, California for subcontract manufacturing of the POS-50r. The Company ordered and received approximately 2,900 POS-50r terminals through June 1995. The Company built a large inventory of finished goods to facilitate promptly filling orders from customers. Because of higher-than-desirable inventory levels and poor sales results, the Company stopped production by Solectron in April 1994. Discussions with Solectron during the Company's third fiscal quarter of 1995 led to a conclusion that $1.4 million of raw materials inventory held by Solectron should be recorded as a liability on the Company's financial statements. During fiscal 1996, the Company negotiated an arrangement whereby Solectron sold all of the raw materials inventory and concurrently signed a mutual release with the Company. As a result, the Company recognized a $1,099,412 gain on the restructuring of its debt to Solectron. The Company then entered into an agreement with Uniform Industrial Corporation for the future manufacture and sale of an additional 2,000 POS-50r units.

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

On October 23, 1996, in a continuing effort to reduce costs, the Company closed its Boulder office and consolidated operations in Colorado Springs, Colorado. A small customer service and POS-50 deployment office was opened in Wheat Ridge, Colorado. As part of the restructuring plan, Michael J. Brisnehan, its president and chief executive officer resigned, and Rod L. Stambaugh, chairman and former vice president of marketing and business development was appointed president and chief executive officer. A new direct sales and marketing program for one of the Company's new CDPD products will be initiated to increase revenues and realize recurring revenue from merchant processing services.


Net Sales

Net sales of $415,695 for the second fiscal quarter of 1997 increased from net sales of $392,084 generated during second fiscal quarter of 1996. This increase is attributable to the sale of approximately 70 fewer POS-50r units than in previous year offset by the sale of approximately $70,000 more of the Company's CDPD products.

Gross Margin

Gross margins increased from $32,292 in the second fiscal quarter of 1996 to $193,847 for the second fiscal quarter of 1997. This increase was mainly attributable to more favorable product margins of the Company's POS-50r product line, as a result of a more favorable manufacturing arrangement with Uniform Industrial Corporation.


Operating Expenses

Selling, general and administrative expenses decreased from $300,182 in the second fiscal quarter of 1996 to $169,619 in the second fiscal quarter of 1997. This decrease was due primarily to: a) significant reductions in all advertising, promotion, public relations and investor relations programs due to lack of working capital, and; b) headcount reductions in sales, marketing and administration over 1996 staffing levels, and; c) the consolidation of the Boulder office.

Research and development expenses decreased from $123,518 in the second fiscal quarter of 1996 to $95,019 in the second fiscal quarter of 1997, due primarily to a sublease agreement on a portion of the engineering leased facility.


Other Income/(Expense)

Other income/(expense) increased from $(3,862) in the second fiscal quarter of 1996 to $1,921 in the second fiscal quarter of 1997. This increase was primarily due to a $3,700 gain on the sale of certain fixed assets during second quarter of fiscal 1997.


Financial Condition, Capital Resources and Liquidity

The Company continues to have significant concerns regarding its financial condition and liquidity. Since May 1995, when the Company was notified that the transaction to sell its Direct Data subsidiary had been terminated, the Company has continued to reduce its expenses through cost controls and workforce reduction. It also has been successful in securing additional orders from its largest customer, CSI, and in selling off the majority of its finished goods inventory, for which it had previously paid. As a result, the Company has been able to maintain operations, although it has been unable to significantly reduce its obligation to its largest creditor. The Company now manufactures an enhanced version of the POS-50r under a new manufacturing agreement with Uniform Industrial Corporation, that allows higher product margins with little or no cash required until the finished product is sold. While this will significantly assist the Company's cash flow, it can no longer rely on the full sales price of the product to meet its working capital requirements. Instead, it must succeed on the gross margin of its product sales. This will require that the Company achieve an increased order rate on its POS-50r and new CDPD products. In December, the Company secured two software development contracts and is negotiating for additional hardware and software development contracts which, if entered into, would provide additional working capital to the Company and a new product it can offer through its own sales organization.

While the Company believes that its relationship with CSI continues to be strong, the Company is highly dependent upon it sales to CSI, and the loss of, or a significant decrease in those sales would have a material adverse effect on the Company's cash position and threaten its ability to sustain operations.

As a result of these developments, including the failure to sell Direct Data, and its subsequent liquidation, and in order to continue as a going concern, the Company will need to increase its revenue levels, maintain product margins, successfully execute a direct sales and marketing program with its new CDPD products, secure additional hardware and software development contracts, generate positive cash flow from operations and/or secure additional debt or equity financing.

Part II


The information required for Part II, Items 2 and 5 are not applicable.


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

     On January 7, 1997, counsel for the plaintiffs advised the court that plaintiffs and major defendants have reached a settlement in principle, and therefore requested that the trial date of March 24. 1997 be vacated and held in abeyance pending the filing of settlement papers. As of the date of this filing, final settlement documents have not been filed with the court.



ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     The Company is indebted to Omron Systems, Inc. under a Secured Installment Note dated March 27, 1995, for the principal amount of $472,800 and interest thereon. The terms of such note required the Company to make payments of principal and interest each month from April 1995 through December 1995, at which time the note became due. The Company made one principal payment, and monthly interest payments through October, 1996, in accordance with the terms of the note, but has made no other principal payments under this note and for that reason is in default. In December, the Company was contacted by Omron regarding the transfer of 40 terminals, resulting in a $9,600 reduction in the installment note. The Company completed this transfer on January 3, 1997, however, as of the date of the filing of this report, the total amount due under such note is $389,066. The Company continues to discuss options with Omron regarding the possible restructuring or mutually agreeable settlement of this note.

ITEM 5 -- OTHER INFORMATION

     On October 23, 1996 the Company announced that, in a continuing effort to reduce costs, it would consolidate its operations in Colorado Springs, Colorado. The Company previously had offices in Boulder and Colorado Springs. Also, as previously reported on Form 8-K, and as part of this restructuring, the Company announced that Michael J. Brisnehan, its president and chief executive officer since July 1995 had resigned, effective immediately. The position was filed by Rod L. Stambaugh, chairman, and former vice president of marketing and business development. Mr. Brisnehan has remained on the Company's board of directors. As part of the restructuring plan, the Company plans to launch an aggressive sales program with one of its new CDPD products. This plan involves the creation of its own sales organization in which the new product will be sold directly to existing merchants that currently have a Verifone TRANZ 330 or TRANZ 380 dial up type terminal. The new CDPD product simply enables the merchants existing dial up terminal to authorize credit and debit card transactions via the CDPD network resulting in sub-five second response time, lower discount rates and the elimination of a phone line and the costs associated with it.



ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits required by Item 601 of Regulation S-B

          27 Financial Data Schedule


     b)   Reports on Form 8-K

          During the Company's fiscal quarter ended December 31, 1996 one report was filed on October 28, 1996 under Item 5 announcing the resignation of Michael J. Brisnehan as president and CEO.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   U.S. WIRELESS DATA, INC.
                                   Registrant


Date:      February 13, 1997       By: \s\  Rod  L.Stambaugh
-----      -----------------       --------------------------
                                   President and Chief Executive Officer