Form 10QSB
period 1997-03-31
U S WIRELESS DATA INC
filed 1997-05-15
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

     Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997
                                                    --------------

     Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ___________________.


     Commission File No.:  0-22848


                            U.S. Wireless Data, Inc.
             (Exact name of registrant as specified in its charter)


                    Colorado                          84-1178691
                    --------                          ----------
           (State of incorporation)       (IRS Employer Identification No.)


                       4851 Independence Street, Suite 189
                           Wheat Ridge, Colorado 80033
                           ---------------------------
          (Address of principal executive offices, including zip code)



                                 (303) 431-6858
                                 --------------
              (Registrant's Telephone Number, including area code)



     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                         Yes _X_         No ___


     As of March 31, 1997 there were outstanding 4,409,033 shares of the Registrant's Common Stock (no par value per share).


Transitional Small Business Disclosure Format

                         Yes ___         No _X_

                            U.S. WIRELESS DATA, INC.
                                TABLE OF CONTENTS



PART I         FINANCIAL INFORMATION                                    Page

Item 1.        Financial Statements (Unaudited)

          Balance Sheet --
             March 31, 1997    ....................................        3

          Statements of Operations --
             Three Months and Nine Months Ended March 31,
               1997 and 1996 ......................................        4

          Statements of Cash Flows --
             Nine Months Ended March 31, 1997 and 1996 ............        5

          Notes to Financial Statements ...........................      6-7

Item 2.      Management's Discussion and Analysis .................     8-12



PART II      OTHER INFORMATION

Item 1.      Material Developments in Connection with
               Legal Proceedings  .................................       11

Item 3.      Defaults Upon Senior Securities ......................       11

Item 5.      Other Information  ...................................       12

Item 6.      Exhibits and Reports on Form 8-K .....................       12

                            U.S. WIRELESS DATA, INC.

                                  BALANCE SHEET
                                   (Unaudited)


                                                                       March 31,
                                                                         1997
                                                                         ----
                        ASSETS
Current Assets:
        Cash ................................................      $      3,726
        Accounts receivable, net of allowance for ...........           158,917
            doubtful accounts of $11,109
        Sales-type lease receivables ........................            13,477
        Inventory, net ......................................           326,885
        Other current assets ................................                60
                                                                        --------
                 Total current assets .......................           503,065

Property and equipment, net .................................            46,375
Notes receivable ............................................            27,950
Other assets ................................................            10,295
                                                                         ------

Total assets ................................................      $    587,685
                                                                    ============


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable ....................................      $    344,458
        Accrued liabilities .................................           127,299
        Notes payable .......................................           397,466
                                                                        -------
                Total current liabilities ...................           869,223
                                                                        -------


Stockholders' Equity:
        Common stock, no par value, 12,000,000 ..............         4,901,084
                shares authorized, 4,983,852
                shares issued and outstanding
        Additional paid-in capital ..........................        11,227,111
        Accumulated deficit .................................       (16,409,733)
                                                                    -----------
                Total stockholders' equity ..................          (281,538)


Total liabilities and stockholders' equity ..................      $    587,685
                                                                   ============

                       See Accompanying Notes

                            U.S. WIRELESS DATA, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                           Three Months                  Nine Months
                                               Ended                        Ended
                                      3/31/97        3/31/96        3/31/97       3/31/96
                                      -------        -------        -------       -------
Revenue .......................   $   243,446    $   410,964    $ 1,046,359    $ 1,085,183

Cost of goods sold ............       114,780        343,548        602,078        954,301
                                      -------        -------        -------        -------

Gross margin ..................       128,666         67,416        444,281        130,882

Operating Expenses
       Selling, general and
administrative ................       122,691        266,509        463,009        984,715
       Research and development        87,914        112,288        301,315        362,943
                                       ------        -------        -------        -------
                                      210,605        378,797        764,324      1,347,658
                                      -------        -------        -------      ---------

(Loss) from operations ........       (81,939)      (311,381)      (320,043)    (1,216,776)

Other income/(expense) ........        (1,112)       (10,348)         6,776        (28,635)
                                       ------        -------          -----        -------
(Loss) from continuing
operations ....................   $   (83,051)   $  (321,729)   $  (313,267)   $(1,245,411)
                                  ===========    ===========    ===========    ===========

(Loss) from discontinued
operation .....................          --             --             --         (309,206)
                                                                                  --------

Net (loss) ....................   $   (83,051)   $  (321,729)   $  (313,267)   $(1,554,617)
                                  ===========    ===========    ===========    ===========
Net (loss) per share:
         From continuing ......   $      (.02)   $      (.07)   $      (.07)   $      (.28)
         From discontinued
operation .....................          --             --             --             (.07)
                                  -----------    -----------    -----------    -----------
         Net (loss) per share .   $      (.02)   $      (.07)   $      (.07)   $      (.35)
                                  ===========    ===========    ===========    ===========

Weighted average common shares
outstanding ...................     4,983,852      4,401,664      4,814,900      4,394,469



                             See Accompanying Notes

                            U.S. WIRELESS DATA, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine Months Ended
                                                        3/31/97         3/31/96
                                                        -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..................................    $  (313,267)    $(1,245,411)
     Depreciation and amortization .............         50,586          39,183
     Stock issued for services .................         15,446           3,880
     Changes in assets and liabilities:
          (Increase) decrease in:
               Accounts receivable .............         18,210         309,798
               Inventory .......................        168,300         734,421
               Other assets ....................         34,627          24,281
          Increase (decrease) in:
               Accounts payable ................        102,071          50,178
               Accrued liabilities .............        (90,297)        (61,238)
               Notes payable ...................        (22,800)           --
                                                        -------        ---------
               Net cash used in operating
                 activities ....................        (37,124)       (144,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture .......            500          59,201
                                                            ---          ------
               Net cash used in investing
                 activities ....................            500          59,201


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrant .........         27,950            --

     Notes receivable ..........................        (27,950)           --
                                                        -------          -------
              Net cash provided by financing
               activities ......................              0            --


INCREASE (DECREASE) IN CASH ....................        (36,624)        (85,707)

CASH, Beginning of period ......................         40,350         128,381
                                                         ------         -------

CASH, End of period ............................    $     3,726     $    42,674
                                                    ===========     ===========



                             See Accompanying Notes

                            U.S. WIRELESS DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 -- ACCOUNTING PRINCIPLES

     The balance sheet as of March 31, 1997, as well as the statements of operations for the three and nine months ended March 31, 1997 and March 31, 1996, and statement of cash flows for the nine months ended March 31, 1997 and March 31, 1996, have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.

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


Note 2 -- FINANCIAL CONDITION AND LIQUIDITY

     While the Company is optimistic with its medium and long term opportunities, it is concerned with its immediate financial condition and liquidity. The Company has accumulated a deficit of approximately $16 million since inception and has incurred additional losses subsequent to the year ended June 30, 1996. The Company needs to: sustain or increase revenue levels, maintain product margins; secure additional product software and hardware development contracts; successfully deploy its own direct sales organization for its new CDPD products; generate positive cash flow from operations; and/or secure additional debt or equity financing. Note 2 -- INVENTORIES

     Inventories for the period presented are stated at the lower of cost or market and consist primarily of finished goods.


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

     On October 23, 1996, the Company closed its Boulder office and consolidated operations in Colorado Springs, Colorado. A small customer service and POS-50 deployment office was opened in Wheat Ridge, Colorado. As part of the restructuring plan, Michael J. Brisnehan, its president and chief executive officer resigned. Rod L. Stambaugh, chairman and former vice president of marketing and business development was appointed president and chief executive officer.

     In February, 1997, the Company launched the first phase of its national proprietary direct sales organization for its two new CDPD products. The Company plans to expand its proprietary sales organization to deploy its products and transaction processing services to traditional retail merchants within all CDPD coverage areas.

Net Sales

     Net sales of $243,446 for the third fiscal quarter of 1997 decreased from $410,964 for the third fiscal quarter of 1996. This decrease is attributable to:
a) reduced revenue from its POS-50r product because of lower average selling price on approximately the same number of units sold, and; b) sale of 32 fewer CDPD products than in the fiscal quarter ended March 31, 1996.

Gross Margin

     Gross margins in the third fiscal quarter of 1997 were $128,666 compared to $67,416 for the same period in fiscal 1996. The increase was due primarily to more favorable margins on the POS-50r product as a result of: a) re-valuation of finished goods inventory at 1996 fiscal year end, and; b) negotiation of a new manufacturing agreement at substantially reduced product cost.


Operating Expenses

     Selling, general and administrative expenses decreased from $266,509 in the third fiscal quarter of 1996 to $122,691 in the third fiscal quarter of 1997. This decrease was due to continued reduction in staffing levels and other cost reductions which have been implemented from time to time since the last half of fiscal 1996.

     Research and development expenses decreased from $112,288 in the third fiscal quarter of 1996 to $87,914 in the third fiscal quarter of 1997. This decrease was due to reductions in spending levels as required to meet existing business conditions.


Other Income/(Expense)

     Other income/(expense) increased from $(10,348) in the third fiscal quarter of 1996 to $(1,112) in the third fiscal quarter of 1997. This increase was due primarily to a $5,000 loss on sale of assets which had occurred in the third fiscal quarter of 1996.


Financial Condition, Capital Resources and Liquidity

     The Company continues to have significant concerns regarding its financial condition and liquidity. Since May 1995, when the Company was notified that the transaction to sell its Direct Data subsidiary had been terminated, the Company has continued to reduce its expenses through cost controls and workforce reduction. It also has been successful in securing additional orders from its largest customer, CSI, and has sold off its finished goods inventory, for which it had previously paid. As a result, the Company has been able to maintain operations, although it has been unable to significantly reduce its obligation to its largest creditor. The Company now manufactures an enhanced version of the POS-50r under a new manufacturing agreement with Uniform Industrial Corporation, that allows higher product margins with little or no cash required until the finished product is sold. While this will significantly assist the Company's cash flow, it can no longer rely on the full sales price of the product to meet its working capital requirements. Instead, it must succeed on the gross margin of its product sales. This will require that the Company achieve an increased order rate on its POS-50r and new CDPD products. In December, the Company secured two software development contracts and is negotiating for additional hardware and software development contracts which, if entered into, would provide additional working capital to the Company and a new product it can offer through its own sales organization. As part of an aggressive sales restructuring plan, the Company is building its own national proprietary sales organization to sell its new CDPD products to traditional retail merchants in all CDPD coverage areas. The successful deployment of this sales organization and positive sales results will provide additional working capital.

     While the Company believes that its relationship with CSI continues to be strong, the Company is dependent upon it sales to CSI, and the loss of, or a significant decrease in those sales would have a material adverse effect on the Company's cash position and threaten its ability to sustain operations.

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

     In April, 1997, plaintiffs and defendants executed a settlement agreement and final documents have been filed with the court. The case is now entering a notification period in which members of the class will be notified of the settlement terms. At the end of the notification period, and if no significant objections are filed, the case will be resolved and filed with the court.



ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     The Company is indebted to Omron Systems, Inc. under a Secured Installment Note dated March 27, 1995, for the principal amount of $472,800 and interest thereon. The terms of such note required the Company to make payments of principal and interest each month from April 1995 through December 1995, at which time the note became due. The Company made one principal payment, and monthly interest payments through October, 1996, in accordance with the terms of the note, but has made no other principal payments under this note and for that reason is in default. In December, the Company was contacted by Omron regarding the transfer of 40 terminals, resulting in a $9,600 reduction in the installment note. The Company completed this transfer on January 3, 1997. The total amount due under such note is $389,066. The Company continues to discuss options with Omron regarding the possible restructuring or mutually agreeable settlement of this note.

ITEM 5 -- OTHER INFORMATION

     In February, as part of the sales restructuring plan, the Company launched the first phase of its own proprietary national sales organization in which the new CDPD products will be sold directly to existing merchants that currently have a Verifone TRANZ 330 or TRANZ 380 dial-up type terminal. The new CDPD product simply enables the merchants existing dial up terminal to authorize credit and debit card transactions via the CDPD network resulting in 3-5 second response time, lower discount rates and the potential elimination of a phone line and the costs associated with it. The Company plans to expand its national proprietary sales force to all retail markets that have CDPD coverage.



ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits required by Item 601 of Regulation S-B

          27   Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   U.S. WIRELESS DATA, INC.
                                   Registrant


Date:      May  15,  1997      By:  \s\  Rod   L. Stambaugh
           ----------------      -------------------------------------------
                                  President and Chief Executive Officer