Form 10-K
period 1997-06-30
U S WIRELESS DATA INC
filed 1997-10-15
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   [Mark One]

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from ____________________ to_____________________.

                          Commission file no.: 0-22848

                            U.S. WIRELESS DATA, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

           Colorado                                             84-1178691
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

           2200 Powell Street, Suite 450, Emeryville, California 94608
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (510) 596-2050

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered under Section 12(g) of the Exchange Act

                        No Par Value Class A Common Stock
                        ---------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes _X_   No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the fiscal year ended June 30, 1997 were $1,315,362

The aggregate market value of the issuer's voting stock held as of August 31, 1997 by non-affiliates of the Registrant was approximately $18,581,000 based on an average price of $3.49 as of August 29, 1997.

As of August 31, 1997, the issuer had 9,113,952 shares of its no par value common stock outstanding.

The Company's Proxy Statement covering the fiscal year ended June 30, 1997 is incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

                                    Yes___   No _X_

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)      Business Development.

         U.S. Wireless Data, Inc., a Colorado corporation, (the "Company" or "USWD"), was organized on July 30, 1991 for the purpose of designing, manufacturing and marketing a line of wireless and portable credit card and check authorization terminals. The Company's first product, known as the POS-50(R), is the world's first integrated wireless credit card and check authorization terminal using cellular communication technology. The POS-50(R) is certified to operate on the major credit card transaction processing networks and is presently being marketed in the U.S. by a variety of Independent Sales Organizations ("ISOs"), cellular service providers, and directly by the Company. The POS-50(R) allows a merchant to electronically capture a credit card, debit card or check transaction at the point of sale virtually anywhere cellular voice service exists and complete the authorization process in approximately 16-18 seconds. Because of its portable and wireless nature, the POS-50(R) is well suited for the small to medium sized mobile retailer or service company. Examples of current POS-50(R) customers include craft show vendors, sporting event concessionaires, towing services, cart and kiosk vendors and essentially any business on the go that wants to safely accept credit cards, debit cards or checks for their products and services. With over 4,000 POS-50(R) terminals in the marketplace, the Company is recognized as the leader in providing wireless terminal transaction equipment for the mobile marketplace.
The POS-50(R) product accounted for most of the sales recorded in fiscal year 1997.

          Over the past two and a half years, USWD has focused its product development effort on incorporating Cellular Digital Packet Data (CDPD) technology into its product line. CDPD is a high speed digital packet data, internet protocol (IP) based technology that operates in parallel with current cellular voice networks. It is designed for high speed encrypted data transmission over the air-link and will not interfere with or degrade cellular voice traffic. Because of the high speed nature of CDPD technology, and the ability to bypass the public switched telephone network, the Company's new line of CDPD-based terminals can have significant performance and communication cost advantages when compared with the traditional dial-up terminals currently being sold in the U.S. market today. The result is that the Company now offers two new CDPD products (POS-500 & TRANZ Enabler) that reduce the current authorization time from approximately 15 seconds to 3 to 5 seconds.

         The most significant new USWD product is the TRANZ Enabler which allows current Verifone TRANZ(R) 330 or TRANZ(R) 380 users to immediately convert their terminals and printers from a land-line telephone dial-up mode to a high-speed wireless mode of operation. By effecting this technological upgrade, the cost of dedicated telephone lines is eliminated as are the delays created by busy telephony networks during peak periods of authorization activity. Furthermore, the efficiencies created by adopting the CDPD technology and USWD's alliance with a major transaction processor enabled U.S. Wireless Data to develop a pricing schedule which lowers transaction and/or discounts rates that most retailers are currently paying to handle credit and debit card transactions. The TRANZ Enabler was introduced in pilot mode in March of 1996 and is directed at the existing U.S. installed base of more than 3.5 million TRANZ 330 and TRANZ 380 terminals.

         The second CDPD product created by the Company is the POS-500, a self-contained card terminal and printer that provides the same mobility features of the POS-50(R) product and also incorporates the processing benefits of the TRANZ Enabler. The unit is geared for the user who either does not have a dial-up terminal/printer in place or requires the advantages of the CDPD technology in a mobile application. This product was introduced in pilot mode in January of 1996.

         In mid fiscal year 1997, the Company made a fundamental decision to change the manner in which it generates revenue. If successfully implemented, this significant decision transforms the Company from being a "box maker" in which it earned one time wholesale margins from the sale of its products to earning recurring revenue by providing wireless credit card and debit card processing services to retail merchants. In January, 1997 the Company executed a Member Service Provider ("MSP") agreement with NOVA Information Systems ("NOVA"), the nations 7th largest credit card transaction processor. As a registered MSP of NOVA, the Company can enroll merchants to process their credit and debit card transactions with NOVA. This MSP agreement allows U.S. Wireless Data to earn revenue on each card swipe and every dollar processed from merchants enrolled by the Company.
               *TRANZ is a registered trademark of Verifone, Inc.

         Another key component of the Company's strategy involves the entry of service resale agreements with major CDPD service providers. To date, USWD has signed agreements with GTE Mobile Communications Service Corporation (GTE), AT&T Wireless Services and Bell Atlantic NYNEX Mobile. The net result of the NOVA MSP agreement, the Company's new CDPD products, and becoming a national reseller of CDPD service positions the Company to offer high performance transaction processing services at very competitive discount rates. These relationships are significant in USWD's strategy of providing high performance, low cost transaction processing services to the merchant base.

         A key element of USWD's strategic direction is the close alliance with large communications carriers such as GTE Mobilnet. In addition to the CDPD service agreement, the Company successfully negotiated and executed a joint marketing and operating agreement with GTE to market the Company's TRANZ Enabler and processing services through GTE's commercial and major account sales force in all of its CDPD markets. Under the terms of the agreement, the Company and GTE will act as each other's exclusive agents, within markets serviced by GTE, and GTE will exclusively market USWD's TRANZ Enabler product as its CDPD product offering in its Wireless Merchant Program. The joint marketing program will focus on retail merchants who currently utilize a Verifone TRANZ 330 or 380 credit card authorization terminal. Presently there are over 3.5 million Verifone TRANZ 330/380 terminals located in the US retail marketplace. The product offering includes a TRANZ Enabler at no cost to the merchant, provided that they meet established minimum transaction volumes, a very competitive discount rate and authorization speeds of less than 5 seconds. The Company is also required to build a sales and support organization to provide local support for more than 450 GTE sales representatives. By leveraging the sales organizations of the major CDPD providers, the Company has the potential to reach a large number of merchants very quickly. The Company plans to execute similar joint marketing agreements with the other CDPD service providers with which it currently has cellular service resale agreements.

Direct Data Acquisition and Dissolution

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

(b)      Business of Issuer.

Industry Overview

Credit Card and Debit Card Industry

         Americans  reached  for their  plastic  credit and debit  cards over 32 billion times to purchase over $800 billion in goods and services in 1995, however, nearly 80% of all retail payments were non-electronic. Credit card and debit card purchases are growing at a rate of 16% annually with volumes expected to reach $1 Trillion in 1997. Recent studies have indicated that consumers spend 30% more per transaction when using credit cards than when using cash or checks. The proliferation in the uses and types of credit, charge, stored-value and debit cards, rapid technological advances in transaction processing and financial incentives offered by credit card associations and issuers have contributed greatly to wider merchant acceptance and increased consumer use of transaction cards.

         Unfortunately, fraud is also on the rise and as a result, merchant acquirers, transaction processors and card issuers are trying to minimize their losses by offering incentives and requiring merchants to utilize electronic draft capture ("EDC") terminals to conduct on-line credit and debit card transactions. An EDC terminal magnetically reads the encoded account information from the magnetic strip on the back of a credit or debit card and sends it to a transaction processor for electronic on-line authorization. The transaction processor authorizes the card with the issuer, electronically captures the transaction, generates an approval code and returns the data to the terminal, which prints a customer receipt. Presently, the majority of EDC terminals communicate with the transaction processor via a telephone or leased line. This dial-up type transaction process takes approximately 10 - 30 seconds to complete. At the end of the business day, the EDC terminal dials the transaction processor to initiate the settlement, collection and electronic deposit of funds to the merchant's local bank account. Losses from fraudulent cardholder use where no authorization was obtained at the retail point of sale are electronically "charged back" to the merchant.

         Payment acceptance guidelines have been introduced by Visa that require a merchant to comply with specific procedures in order to receive the lowest transaction processing fees or discount rates. These requirements include: (1) the presence of the bank card at the point of sale, (2) transmission of all data encoded on the card's magnetic strip, and (3) settlement within two days of the authorization. If any one of these requirements is not met, the merchant is penalized with a higher discount rate and a surcharge is applied to each transaction not complying with the new requirements.

         The Company manufactures a line of wireless EDC terminals and wireless enabling products that allow a merchant to safely accept credit and debit cards virtually anywhere cellular and/or CDPD service is available. The Company's products comply with the recent payment acceptance guidelines and allow a merchant to qualify for the lowest discount rates when processing credit and debit card transactions.

Transaction Processing Industry

         The transaction processing industry is characterized by a small number of large transaction processors that primarily focus on servicing large merchants and by many smaller transaction processors that provide a limited range of services to small-to-medium sized merchants. Large merchants (i.e. those with multiple locations and high volumes of card transactions) typically demand and receive the full range of transaction processing services as well as customized information services at low per-transaction costs. By contrast, small-to-medium sized merchants historically have not been offered the same level of services as large merchants and have incurred relatively higher per-transaction costs. The growth in card transactions and the transition from paper-based to electronic transaction processing have caused small-to-medium sized merchants increasingly to demand sophisticated transaction processing and services similar to those provided to large merchants.

         Transaction   processing   services   are  marketed  and  sold  to  the
small-to-medium sized merchant market segment primarily by community and regional banks and Independent Sales Organizations (ISOs) that outsource all or a portion of the transaction processing services they offer. The costs to convert from paper-based to electronic processing, merchant requirements for improved customer service, and demands for additional customer applications have made it difficult for community and regional banks and ISO's to remain competitive. As a result, transaction processing continues to undergo rapid consolidation in recent years. The industry remains fragmented with respect to the number of entities providing merchant services and the economic factors are expected to drive additional consolidation of transaction processors.

Check Payment Industry

         Checks are still the American consumers second favorite way to pay for purchases, behind cash. Americans wrote 60 billion checks last year. Of approximately $3 trillion worth of retail purchases nationwide, almost $700 billion were paid by check, of which approximately $13 billion were returned unpaid for insufficient funds or other reasons.

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


The Company's Products

         POS-50(R) - The Company's first product, known as the POS-50(R), is the first fully-integrated, wireless portable credit/debit card authorization and check verification terminal. It is packaged in a compact, lightweight design which includes an ergonomic handle for maximum portability. The battery operated POS-50(R) uses a proprietary printed circuit board module to integrate a 3-watt cellular transceiver, credit card terminal, rechargeable battery and a printer. The POS-50(R) has been in the U.S. market since January 1994, and addresses the mobile retail sales and service marketplace. A merchant can utilize the POS-50(R) to safely accept and process a credit or debit card transaction anywhere cellular voice service is available. With the cellular handset, the terminal can also be used as a cellular telephone. The POS-50(R) may be operated in a vehicle, at a weekend craft show or similar temporary locations, can be carried from site-to-site or can be used at a fixed location. When a phone line is available, intelligent circuitry recognizes the connection to a phone line and automatically transmits data by telephone line without using the cellular transceiver, thereby reducing cellular charges.


New Products

         POS-500 - During the third fiscal quarter of 1996, the company introduced two new products utilizing CDPD technology. The Company's first CDPD product, known as the POS-500, is a fully integrated EDC terminal, receipt printer and CDPD wireless modem that allows a merchant to complete a credit or debit card transaction in less than 5 seconds. The POS-500 is designed to target the traditional small-to-medium sized retailer. Because response times are 3-5 times faster than dial-up terminals, and per-transaction communication costs are competitive with current dial-up costs, the POS-500 can compete favorably and eventually replace dial-up credit card terminal technology in areas where CDPD service is available. The POS-500 has been deployed with a number of small to medium sized retailers as well as some high profile customers such as Villanova University, The Houston Astrodome and some of the AT&T Wireless retail stores.

         TRANZ Enabler - The TRANZ Enabler was also released in test mode during the third fiscal quarter of 1996, and was designed to enable the existing installed base of Verifone TRANZ 330 or 380 dial-up terminals to operate over the CDPD network resulting in high speed, low cost transaction processing solution for the retail marketplace. The TRANZ Enabler connects to the printer port of the TRANZ 330 or 380 terminal and utilizes power from the credit card terminal power supply. The TRANZ Enabler features a printer port for connection to a receipt printer and can complete a credit or debit card transaction in less than 5 seconds. In addition to credit and debit card transactions, the TRANZ Enabler has recently been successfully tested in an Electronic Benefit Transfer
(EBT) application, a College student card application and a vending machine application.

         The Company's new CDPD products and transaction processing services benefit merchants in the following ways:

Faster Transactions

         A CDPD-enabled credit card authorization is 3 to 4 times faster that a transaction completed via a telephone line. A CDPD-enabled credit card transaction bypasses the local telephone and interexchange carrier networks resulting in faster transactions and fewer delays due to busy telephony networks and inefficiencies. The TRANZ Enabler and POS-500 can complete a credit card transaction in less than 5 seconds. Faster transactions afford the merchant the ability to process more business in a given period of time while improving customer convenience and satisfaction.

Lower Transaction Fees.

         Because of the ability to bypass the traditional telephony networks and the costs associated with them, the Company can offer its customers lower transaction fees and discount rates. Favorable buy rates under the NOVA MSP agreement also contribute to the Company's ability to offer very competitive rates. Lower transaction fees and discount rates are a key component in the merchant's decision making process when evaluating a transaction processing relationship that can have a significant effect on a merchant's bottom line.

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

Controls Bad Debt

         All of the Company's products allow a merchant to obtain an on-line authorization and electronically capture each credit card transaction. Once the customer's credit card transaction has been electronically authorized, an approval code is assigned and funds are electronically "captured" (i.e., reserved to pay for the authorized transaction). Since each transaction begins by swiping the credit card through the terminal's magnetic card reader, there is a significant reduction in the risk of fraud loss due to lost, stolen, overextended, or physically-altered credit cards. Debit or ATM transactions require that the customer keys in a personal identification number ("PIN") to complete a transaction. Debit or ATM transactions cannot be reversed or charged back to a merchant thereby further reducing bad debt. Losses from insufficient checks are collected or guaranteed by check service Company's under a separate fee agreement with the merchant.

Improves Cash Flow

         Once funds have been authorized and electronically captured and the settlement procedure initiated, they are transferred electronically to the merchant's local bank account. When compared to paper submission of credit card transactions, the Company's products expedite the funding process by electronically depositing the day's credit card transactions into the merchant's local bank account usually within 24 to 48 hours.


Circuit Switched Cellular, CDPD, and EDC Terminal Technology

         The Company's products integrate circuit-switched cellular, CDPD, and credit card terminal technology to access credit card, debit card and check verification services. The POS-50(R) terminal can be used anywhere advanced mobile phone service (AMPS) cellular service is available. Upon card swipe, and once the sales amount is entered via the terminal keypad, the cellular transceiver acquires a cellular channel and transmits the data over the air waves to a cell site, which is connected to a mobile telephone switching office
(MTSO) and then connected to the public switched telephone network (PSTN). The call is then routed over one of several inter-exchange carriers (IEC's) to the transaction processor. Once an authorization is obtained, a corresponding approval code is returned to the terminal, which prints a duplicate customer receipt and electronically captures the entire transaction data. A check authorization utilizes essentially the same technology and communication path, but authorizes the check data with a negative file maintained by a check verification or guarantee company.

         The CDPD products, including the TRANZ Enabler and POS-500, utilize dedicated CDPD channels to transmit high speed, encrypted credit card authorization from the merchant location to the nearest CDPD cell site which routes the data to the local mobile data intermediate system (MDIS) which then routes the transaction to NOVA via a leased line or frame relay connection. Once the transaction is authorized, the response is returned to the terminal in less than 300 milliseconds. The CDPD protocol is based on internet protocol (IP) and each terminal and authorization host has its own unique IP address. The CDPD infrastructure includes a network of routers that direct the data to the appropriate IP addresses. A CDPD enabled terminal is essentially on-line with the transaction processor whenever it is powered up.

         The credit card application software within the Company's products is unique to each transaction processor (FDC, NOVA, CES, First USA Paymentech, GPS etc.) with which it communicates. In addition to proprietary software, each terminal has a unique merchant identification number embedded in the software to accurately identify the merchant and bank account information for settlement purposes. The application software can be updated or remotely downloaded by a unique procedure of keystrokes by the merchant or by the terminal supplier. Electronic passwords prevent unauthorized changes in either the terminal application software or in the identification numbers.


Cellular Communication Networks

         Presently there are cellular communication networks providing coverage in over 700 metropolitan statistical area ("MSA") and rural service area ("RSA") markets in the U.S. It is estimated that the present cellular service footprint covers 95% of the U.S. population. The POS-50(R) can be used in any area where cellular voice-grade coverage is present.

         With approximately 20,000 cellular phones being sold each day, cellular voice technology is rapidly becoming a commodity service. To support this type of explosive growth, the cellular carriers are spending a substantial part of their revenues to expand capacity by upgrading their infrastructure with new digital technology. The Company believes the cellular carriers are now focusing on incremental revenue streams, including wireless data transmission. Wireless data can be transmitted over the same cellular infrastructure as voice. It has been estimated that, by the year 2000, as much as 30% of cellular revenues will be derived from data transmission.

Wireless Data Networks

         There are several terrestrial-based wireless data networks currently providing regional and national data services in the U.S. market. Listed below are several networks the Company perceives as current and potential future carriers of POS data traffic. USWD continuously monitors and evaluates this technology to determine feasibility, and applicability for POS data transmission.

Cellular Digital Packet Data (CDPD)

         The Company believes that CDPD is the superior wireless data technology for transaction processing. Presently over 260 metropolitan statistical areas have CDPD service provided by AT&T Wireless Services, Bell Atlantic Mobile, GTE Wireless, Ameritech Cellular and 360 Communications, and an aggressive deployment schedule is expected to continue throughout the U.S., Canada and Latin America. CDPD appears to be the standard protocol for transmitting data over a cellular network and presently covers approximately 70% of the retail marketplace.

         Because of the encrypted packet data and IP (internet protocol) nature of CDPD technology, CDPD-enabled POS terminals can out-perform traditional dial-up terminal technology operating over public switched telephone networks. A CDPD network provides high speed (19.2 bps) wireless access between a CDPD-enabled POS terminal and a transaction processor, effectively bypassing local phone line service and the monthly costs associated with it. The result of utilizing CDPD technology is sub-5 second authorization response times at lower than dial-up rates. In addition to fast, secure and low transaction costs, the merchant can also eliminate the monthly recurring cost of a dedicated phone line, which averages between $30-40 per month. However, the Company recommends that at least one dial-up line be maintained as a back up in the event that a CDPD network interruption occurs.

Digital Cellular

         Present cellular networks consist of digital and analog technology. There are two digital voice technologies competing for market acceptance and dominance: Code Division Multiplexing Access (CDMA) and Time Division Multiplexing Access (TDMA). Both digital voice technologies have the ability to transmit data over their respective networks, but a data standard is presently not established. The Company perceives these networks as suitable for nationwide POS applications if the pricing structure is competitive with other packet data networks.

Personal Communication Services (PCS)

         With the allocation of additional RF spectrum and the FCC's successful auctioning of these air wave licenses, a variety of competing Personal Communication Services ("PCS") networks are beginning to offer local and regional wireless voice and data services. As these networks are developed and deployed, PCS could become a viable POS wireless access technology. The future viability of PCS as a wireless POS access technology will be contingent on a "standardized" protocol and a competitive data pricing structure. Presently, the major PCS service providers are deploying GSM, CDMA and TDMA infrastructure and products. The Company will continue to evaluate the benefits and customer opportunities regarding PCS based products and services.

RAM Mobile Data

         RAM Mobile Data is a wireless packet data network currently available in over 7,500 U.S. cities and towns, covering 90% of the urban business population. The network is very similar to, but separate from the cellular voice network. RAM is designed as a data-only infrastructure. RAM is also connected to a limited number of transaction processors and currently has credit card data transversing its network. The Company believes, however, that RAM Mobile Data is not the most effective technology for wide spread deployment due to its data pricing structure, building penetration inefficiencies and other factors.

Nextel

         Nextel currently has a digital Specialized Mobile Radio (SMR) network, based on TDMA technology, providing voice and messaging services in the top 50 major metropolitan service areas, covering approximately 65% of the U.S. population. Presently, Nextel's network is not suitable for POS data traffic, but it is anticipated that over the next two years it will be upgraded to a
                                      -7-
packet-based data-ready network. When the network is upgraded to packet-based status, it could become a viable POS data network if the pricing structure is competitive. The Company will continue to evaluate Nextel as a potential data highway for its wireless products and services.

Metrocom

         Metrocom is currently operating a packet-based data network in major cities including San Francisco, Seattle, and Washington D.C. Metrocom's Ricochet network is a low power packet data network designed for wireless mobile computing applications including E-mail and internet access. The Company perceives the Ricochet network as a potentially viable POS data network when the coverage area expands to a nationwide footprint.

Markets

         Current market research indicates that there are over 4 million stand-alone credit card terminals installed in the U.S. market. In 1996, 1,088,000 POS terminals were shipped in the U.S. market, a 36% increase over 1995. One contributing factor to this healthy increase is the growth of debit card processing and larger memory requirements due to the amount of data a credit card terminal must capture on each transaction. A debit card transaction requires a personal identification number (PIN) to be entered into the POS terminal, and a large percentage of the existing terminal base is not debit ready. In addition to the increased demand for debit-ready terminals, other market segments are emerging for POS terminal devices including Electronic Benefit Transfer (EBT) transactions.

         In the U.S., mobile service and retail sales companies have experienced large growth as Americans have developed a demand for convenience and a need to save time. To a larger extent than in past years, the retail point of sale is often wherever the customer is located, and the merchant must be prepared to complete the sale at that location. Thus, a wide range of business services such as towing services, locksmiths, concessionaires, special event vendors, in-home appliance repair services, mobile auto repair, delivery, and similar businesses depend almost exclusively on completing the sales transactions at the customer's location. A recent research report estimates that the total North American wireless POS market size is in excess of 4 million units and will increase over 5% annually.


International Applications

         The same research report referenced above estimates that the total international wireless POS market size is in excess of 4 million units and will increase over 5% annually. The Company believes that international markets, particularly Latin America, where land-based telephone lines are not in place or are unreliable, represent realistic market potential for the Company's POS-500 and TRANZ Enabler products. The Company is presently evaluating its international strategy and will enter these markets if it can establish a recurring revenue model that is consistent with its business plan.

         Several Latin American countries have operational CDPD networks and POS transaction processing is being viewed as one of the initial and most immediate applications to be pursued. The Company expects that it may be able to leverage its current cellular alliances to assist it in entering international markets.


Product Distribution

POS-50(R) Distribution

         The POS-50(R) can be purchased or leased through a variety of ISO's, cellular companies or the Company directly. The Company has no agreements in which the reseller or distributor is obligated to purchase product from the Company.

         The Company's most successful distributor is Cardservice International ("CSI") of Agoura Hills, California. CSI currently processes in excess of $4
billion  in  credit  and  debit  card  transactions  for  approximately   90,000
merchants.
POS-50(R) sales to CSI accounts for approximately 53% of the Company's total revenues.

         In addition to CSI, the Company has entered into distribution agreements with several other ISO's to sell and provide help desk services for their POS-50(R) customers. ISO's usually use a commission-only sales force to
                                      -8-
call on merchants to offer their credit card processing services and terminal equipment. Presently, ISO's sell or lease nearly 80% of all stand-alone credit card terminals used in the marketplace.

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


TRANZ Enabler and POS-500 Sales and Marketing Plan

         As the Company enters fiscal year '98, it is in the process of implementing a new sales and marketing strategy for its CDPD- based products and bankcard processing services. The Company will only sell or provide its products to merchants that sign up for bankcard processing services with the Company. This approach is the fundamental basis of the Company's sales and marking strategy. The Company will no longer just sell a "box" without the ability to earn recurring revenue from each transaction originated by its customers. The Company will market its products and bankcard processing services through joint marketing and operating agreements with its cellular alliances and its own direct sales organization. Presently, the Company is focused on launching the TRANZ Enabler and its bankcard processing program though a joint marketing effort with GTE's commercial account and major account sales representatives. The Company will concentrate on developing distribution of its products with associated processing services in conjunction with CDPD carrier partners, and through its own direct sales force to major accounts. The CDPD carrier partners provide an opportunity to leverage large sales organizations in the distribution of the Company's products and services to the merchant.


Competition

         Currently, the Company believes it has no direct POS-50(R) competitor that is manufacturing an integrated, battery powered, circuit-switched cellular-based terminal and printer product. However, the company has identified several non-integrated cellular based solutions that compete with the POS-50(R), but are not as elegant or functional. These non-integrated solutions range from a few hundred dollars to a few thousand dollars depending upon the distribution channels and the type and number of components.

         The Company has identified several potential competitors attempting to develop CDPD-based terminals and solutions. Hypercom, a Phoenix-based terminal manufacturer, has publicly announced their CDPD-based terminal product. The Company perceives this product as direct hardware competition to the POS-500. With the fundamental decision to enter the recurring revenue business, the Company believes that it may be able to develop supplier relationships with its perceived competitors which will essentially minimize potential direct competition.


Manufacturing

         The Company utilizes high quality, third party manufacturers to build its products. Uniform Industrial Corporation manufactures the Company's POS-50. Wellex Corporation, a Freemont California based manufacturer, builds the TRANZ Enabler product line, and Finite Technologies, of Pueblo, Colorado manufacturers the POS-500 CDPD-based terminal line.

         The Company recently entered an agreement with Wellex Corporation which includes specific build schedules and operating terms for the manufacture of the TRANZ Enabler. The Company's engineering team develops a detailed manufacturing manual for each of its product lines and manages the manufacturing process with each respective manufacturer.

Customers

         CSI has been the Company's single largest customer, with sales to CSI representing approximately 25% and 53% of the Company's POS-50(R) revenues for the twelve months ended June 30, 1996, and June 30, 1997 respectively. CSI is one of the fastest growing credit card processing companies in the U.S. with 1,800 agents and a customer base of over 90,000 merchants processing an annual bank card volume in excess of $3 billion. The Company's remaining revenue is comprised of sales to a variety of ISO's and direct sales. To date, the Company has shipped approximately 4200 POS-50(R) terminals and is currently shipping approximately 50 terminals per month. The Company currently relies on CSI for approximately half of its POS-50 business. The Company has developed a new sales and marketing plan for the CDPD based products. If successfully implemented, the joint marketing and distribution agreements with major cellular carriers will provide USWD with a much broader reach to the merchant end-user. See "Description of Business - Business Development".


Patents, Trademarks and Licenses

         The Company was granted a design patent on certain aspects of the POS-50(R) product in June, 1994. The Company expects to file additional patents as it determines appropriate.

         POS-50(R), is a registered trademark of the Company. The Company identifies its mark in all its marketing material and advertising campaigns. The Company may register future product related trademarks if appropriate.

         Proprietary technology involved in the primary components of the Company's products, including the cellular and CDPD transceiver and printer, is owned by the respective component supplier. The Company does claim proprietary rights with respect to the integration and use in the Company's products. The Company also claims proprietary rights on certain aspects of its application software as it relates to CDPD point-of-sale functionality and diagnostic features. The Company is also pursuing potential intellectual property protection on its hardware and software products.


Government Regulation

         The POS-50(R), POS-500 and TRANZ Enabler use cellular RF channels in the 800-900 megahertz bandwidth and are subject to regulation by the FCC for both cellular transmission and unintentional interference radiation. The products incorporate either a circuit-switched cellular or CDPD transceiver manufactured by suppliers that comply with the appropriate FCC requirements and have been issued an FCC identification number.

         The Company has received confirmation from the FCC that the POS-50(R) terminal product does not require FCC approval to sell the terminal in the U.S. marketplace.

         The POS-50(R), POS-500 and TRANZ Enabler have passed all known UL and CSA requirements in testing conducted at an independent certified test site.

         Most foreign countries accept United States federal regulatory approval for purposes of permitting commercial sales of electronic products; however, specific regulatory approval of the product may be required in some countries and could become an obstacle to sales of the product in such areas.


Research and Development

         A substantial portion of the Company's early activities were involved in the engineering and development of the initial POS-50(R) terminal product. The Company completed development in early 1993. During the last two fiscal years, ending June 30, 1996 and 1997, the Company expended $458,407 and $406,522 respectively, in research and product development activities.

         The Company employs four people who are engaged in research and development. Current efforts are focused on CDPD-based products and on POS-50(R) enhancement, including bringing a new manufacturer on line, cost reduction, product efficiency and reliability, customization and software development. The Company expects to add personnel to its R&D staff as the financial condition of the Company improves and/or additional development contracts are obtained.


Employees

         As of August 31, 1996, the Company had reduced its staff to 11 full-time employees including its officers; sales and marketing staff; product research and development team; technical and customer support staff and administrative staff. Due to continuing financial pressure, headcount has remained at approximately this level and was at 8 full-time employees at June 30, 1997 and 11 employees on August 31, 1997. During the first quarter of fiscal 1998, the company added several key management positions and is aggressively building a national sales and marketing organization. See "Management Discussion and Analysis: Results of Operations and Subsequent Events".


Documents Filed as Exhibits

         References made in this report to material contracts, agreements or other documents are summaries only and are qualified in their entirety by reference to the complete copy of the document which is filed as an Exhibit to this Report. Copies of such documents can be obtained from the United States Securities and Exchange Commission or from the Company by a written request addressed to the attention of the Corporate Secretary.


ITEM 2.  DESCRIPTION OF PROPERTY

         On October 23, 1996, the Company closed its Boulder office and consolidated operations in Colorado Springs, Colorado, where it leases approximately 1,200 square feet of office and laboratory space pursuant to a lease which extends through July of 1998. A small customer service and POS-50 deployment office was opened in Wheat Ridge, Colorado and is leased through November of 1997. The combined monthly rent is approximately $2,100. With the creation of a new management team in the first quarter of fiscal 1998 and the need to establish the required infrastructure to support the marketing and sales initiatives, the Company will establish its headquarters operations in Emeryville, California. See "Management Discussion and Analysis: Subsequent Events".


ITEM 3.  LEGAL PROCEEDINGS

         In September of 1996, the Company agreed to terms to settle securities fraud litigation, pending since 1994, which was brought in relation to the Company's initial public offering of December 1993. The parties' agreement (the "Settlement Agreement") was filed in the United States District Court for the District of Colorado on January 15, 1997 in consolidated Case N0. 94-Z-2258, Appel, et al. v. Caldwell, et al. By its order approving the settlement, the court certified a plaintiffs' settlement class and provided the mechanism for payment of claims. The Company contributed $10,000 to the total settlement fund of $2,150,000. The remaining portion of the settlement was contributed by certain underwriters of the Company's initial public offering and securities counsel. No objections to the Settlement Agreement were made. No potential class member opted-out of the settlement and all are bound by the release granted the Company. All claims against the Company in those consolidated cases were dismissed by final federal court order on September 4, 1997. No appeal was filed. Similar state court claims were dismissed by Colorado district court order dated October 9, 1997.

     To resolve  cross-claims  asserted by underwriters in the litigation,  U.S.
Wireless Data, Inc. agreed to transfer to RAS Securities Corporation, H.J. Meyers & Co, Inc., Sands & Co. Ltd. and R.J. Steichen & Co. a total of 600,000 U.S. Wireless Data, Inc. common shares upon the effective date of the Settlement Agreement. The Company has agreed to register such shares upon demand not sooner than April 26, 1998. Further, on September 17, 1997 the Company agreed to entry of a consent judgment against it and in favor of Don Walford, the sole shareholder of underwriter Walford Securities, Inc., in the amount of $60,000, payable over a three year period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the Company's fiscal year ended June 30, 1997.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      Market Information.

         The Company's Common Stock was traded on and quoted in the National Market System of the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol USWDA since the Company's initial public offering on December 3, 1993 until July 6, 1995, when the Company's stock was de-listed from NASDAQ for failure to meet the minimum bid price or the market value of public float requirements. As a result, the Company's stock is currently trading on the OTC Bulletin Board under the symbol USWDA. For the fiscal quarter indicated, the following table shows the high and low reported closing prices of the Company's Common Stock as reported on the OTC Bulletin Board.

                                   High                     Low
First Quarter `96                  .469                    .125
Second Quarter `96                 .469                    .094
Third Quarter `96                  1.063                   .109
Fourth Quarter `96                 .844                    .281
First Quarter `97                  .406                    .125
Second Quarter `97                 .375                    .156
Third Quarter `97                  .281                    .125
Fourth Quarter `97                 .625                    .218

The above quotations were furnished by the OTC Bulletin Board. Such quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

(b)      Holders.

         As of June 30, 1997, the Company had approximately 233 shareholders of record of its Common Stock. This number does not include an undetermined number of holders who retain their shares in "street name".

(c)      Dividends.

         The Company has not declared cash dividends on its Class A Common Stock since its inception and the Company does not anticipate paying any cash dividends in the foreseeable future.

(d)      Recent Sales of Unregistered Securities

         Unregistered Common Shares were sold or issued as follows:

                   o November 15,  1996Arthur  Bosworth 102,975 shares Issued in settlement of Company payables of $15,446 at $.15 per share.

                   o May 16, 1997   RAS Securities            384,000 shares
                                    H. J. Meyers              138,000
                                    Sands Brothers             54,000
                                    R. J. Steichen             24,000

                    Issued 600,000 shares in settlement of class action law suit per Board of Directors resolution dated October 9, 1996.

           o June 3, 1997   entrenet Group LLC.   $150,000 Convertible Debenture

                    The Company agreed to issue a convertible debenture in exchange for consulting services to be rendered during the balance of fiscal 1997 and 1998. The debenture is convertible into common stock at a stated price of $.50 per share. If not converted, the debenture is due and payable June 3, 1998.

                  o Fourth   Quarter  FY  1997   Private   Investors   $185,000
                    Convertible Demand Notes The Company executed and delivered demand notes to certain private investors. The Notes bear interest at 10% annually and are convertible at a price of $.35 per share ($75,000 of Notes) and $.50 per share ($100,000 of notes) for any and all outstanding principal and interest. If not converted, the notes are due during the fourth quarter of fiscal 1998.

                  o July 1,  1996  Cardservice  International  142,544  Shares
                    Common Stock Cardservice  International  exercised  warrants
                    and   stock   issued   relating   to   Solectron   inventory
                    procurement.

                  The Company relied upon the registration exemption contained in Section 4(2) of the Securities Act of 1933 for all above-described transactions. None of the transactions involved a public offering. Representations were received from the purchasers of the securities to the effect that the purchasers were taking for investment purposes only and not with a view to distribution; "restricted securities" legends were imprinted on all stock certificates; and stop-transfer instructions were lodged with the Company's transfer agent as to all shares of common stock issued in the transactions.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         U.S. Wireless Data, Inc. was incorporated on July 30, 1991, and is in the business of designing, manufacturing and marketing a line of wireless and portable credit card and check authorization terminals. The Company completed an initial public offering in December of 1993, and in 1994, completed development of its initial product, negotiated agreements with suppliers of components, developed a marketing strategy, and initiated sales of the POS-50(R) portable credit card and check verification terminal. During fiscal 1996, the Company continued to promote its product through Independent Sales Organization (ISO) channels and began development on its new CDPD product line. The Company continued its efforts on the POS-50(R) and in the second half of the year, introduced two new CDPD-based products. Substantially all the revenue of the Company for fiscal year 1996 was derived from the sale of inventories for which the Company had previously paid.

         As the Company entered fiscal year 1997, it continued to struggle with profitability and liquidity. In October 1996, the Company closed its Boulder office and consolidated operations in Colorado Springs, Colorado. A small customer service and POS-50 deployment office was opened in Wheat Ridge, Colorado. As part of the restructuring plan, Michael J. Brisnehan, its president, principal executive officer and chief financial officer resigned. Rod
L. Stambaugh, chairman and former vice president of marketing and business development was appointed president and chief executive officer. During fiscal year 1997, headcount was maintained at approximately 10 employees and ended June, 1997 at eight.

         A strategic decision was made to transition the Company from a "box maker" to providing a credit/debit card processing solution to the marketplace. In January, 1997 the Company executed a Member Service Provider agreement with NOVA Information Systems that establishes U.S. Wireless Data as a transaction processing service provider to retail merchants. The NOVA arrangement also allows the Company to generate a recurring revenue stream from each installation instead of the previous per unit sales approach. Another key piece of the strategic direction was to significantly broaden distribution of the TRANZ Enabler CDPD based product by developing distribution agreements with large communications carriers for direct distribution of products and services to the merchant. In preparation for this effort, the company signed CDPD air time agreements with AT&T Wireless Services, Bell Atlantic NYNEX Mobile and initiated discussions with GTE regarding a joint marketing and operating agreement. USWD has specific commitments under these agreements including minimum purchase obligations and staffing requirements.

         In the fourth quarter of fiscal 1997, it was clear that the Company had a very significant market opportunity but had extremely limited financial and human resources to apply to an aggressive CDPD product roll-out. In June 1997, the Company engaged entrenet Group, LLC., (entrenet), a management consulting group, to assist with the development of a detailed marketing and business plan and introduction of financing sources. The Agreement has a term of one year and USWD agreed to pay entrenet $150,000 in the form of a convertible debenture,
                                      -14
bearing interest at 10% per annum. Entrenet is entitled to a finder's fee for locating direct financing sources for the Company. USWD and entrenet are discussing certain modifications to the compensation terms of the agreement and USWD expects to issue the debenture to entrenet in the immediate future. In August 1997, through an introduction by entrenet, the Company retained Liviakis Financial Communications Inc. (Liviakis) to advise and assist the company in matters concerning investor relations, corporate finance and strategic management planning. Through Liviakis, the Company completed a private placement of restricted securities. Through this financing, the Company raised $500,000 in cash for common stock and warrants which, if all warrants were exercised, would total 5.1 million shares of common stock. See "Subsequent Events", below.

         The Company undertook a focused effort to strengthen and broaden its management team. In early August 1997, the Company retained Evon Kelly as its chief executive officer. Also in August, the Company hired a vice president of sales, vice president of major accounts, and in September added a chief financial officer. The company is actively recruiting and hiring marketing and sales personnel for deployment on a nationwide basis as joint marketing programs with the major wireless carriers are implemented. The retention of these people is expected to bring the necessary expertise to implement the Company's business plan.

         In August 1997, GTE and USWD announced a joint marketing and operating agreement to distribute the Company's TRANZ Enabler credit card processing system through GTE's CDPD sales network to merchants . Both companies are engaged in a nation wide deployment which will extend TRANZ Enabler sales through over 400 GTE sales representatives. The Company has also executed a purchase agreement with Wellex Corporation for the manufacture of the TRANZ Enabler units and is negotiating an agreement with GTE Leasing for the financing of the inventory procurement.

         The development of the Company's infrastructure and expansion of the sales and marketing organization requires additional financing resources. U.S. Wireless is working both directly and through its consultants to secure a capital infusion which will finance the Company's growth. See "Financial Condition, Capital Resources and Liquidity", below.


Fiscal 1997 Compared to Fiscal 1996

     Net sales of $1,315,542 for fiscal 1997 decreased from net sales of $1,582,553 generated during fiscal 1996. Unit sales during both years were approximately the same. The decrease in sales dollars is attributable to: a) reductions in retail prices from one year to the next, and b) slower than anticipated sales of the CDPD-based POS-500(R) unit.

         Gross margins increased from a negative $1,303,879 in fiscal 1996 to a positive $506,095 for fiscal 1997. This increase is attributable to a $1,525,000 write-down of inventories during fiscal 1996, resulting from declines in market value of such inventories relative to cost, compared to the 1997 gross margin which shows a significant increase due mainly to lower costs for the POS-50(R) from a major supplier.

         Selling, general and administrative expenses decreased from $1,365,235 in fiscal 1996 to $976,287 in fiscal 1996. This decrease was due primarily to:
a) headcount reductions in sales, marketing and administration over 1996 staffing levels reduced salary expense by approximately $182,000; b) legal expense reductions in 1997 from the approximately $226,000 incurred in fiscal 1996 (related to class action lawsuits filed against the Company due to the Direct Data failure); and c) significant reductions in bad debt expense, depreciation, royalty expense, relocation expense, and rent expense.

         Inventory write-offs decreased from $1,525,000 in fiscal 1996 (due to declines in the market value of inventories relative to cost) to $15,400 in fiscal 1997.


Financial Condition, Capital Resources and Liquidity

             The Company continues to have significant concerns regarding its financial condition and liquidity. While the Company is optimistic with its medium and long term opportunities, it is constrained by its immediate financial condition and requirement for increased liquidity. The Company has accumulated a deficit of approximately $17.0 million since inception and currently has a negative working capital position. The Company's CDPD based products, the GTE joint marketing and distribution agreement, pending distribution agreements and transition to a recurring revenue focus present an opportunity for significant revenue growth, an eventual return to profitability, and the generation of a positive cash flow from operations. At present, the development of the Company's infrastructure and expansion of the sales and marketing organization requires additional financing. Implementation of the Company's business plan is dependent on the infusion of new debt or equity financing. As of the date of this report, the Company is seeking to raise between $2 to $4 million. The Company is working both directly and through its consultants to secure additional debt or equity financing which is expected to fund the Company's growth. While management is confident it can accomplish this objective, there is no guarantee that this additional funding will occur in the required time frame.


Forward-Looking Statements

             The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 12E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions which the Company believes are reasonable, but are by their nature inherently uncertain. In all cases results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements follow.

             History of Losses and Potential Fluctuations in Operating Results. Through the end of the fiscal year ending June 30, 1997, the Company had experienced significant operating losses. In addition, because the Company generally ships its products on the basis of purchase orders, operating results in any quarter are highly dependent on orders shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts for future demand and not on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels which are inconsistent with actual revenues. The Company's results may also be affected by fluctuating demand for the Company's products and by increases in the costs of components acquired from the Company's vendors.

             Distribution Program. In the past fiscal year CSI accounted for over 50% of the Company's revenue. The roll-out of the GTE distribution program is expected to have a material impact on the Company's future revenue stream. While the Company anticipates it will execute distribution agreements with other significant partners, the loss of, or substantial diminution of purchases from the Company through any of these distributors could have a material effect on the Company.

             The Company's dependence on a Single Type of Product. and Technological Change. All of the Company's revenues are derived from sales of its credit card transaction or CDPD enabling products. Demand for these products could be affected by numerous factors outside the Company's control, including, among others, market acceptance by prospective customers, or the introduction of new or superior competing technologies. The Company's success will depend in part on its ability to respond quickly to technological changes through the development and improvement of its products.

             Competition by Existing Competitors and Potential New Entrants Into the Market.. The Company has identified several potential competitors attempting to develop CDPD based terminals and solutions. In addition, companies with substantially greater financial, technical, marketing, manufacturing and human resources, as well as name recognition, than the Company may also enter the market.

             Requirement for Additional Capital. Implementation of the Company's business plan is dependent on the infusion of new debt or equity financing. As of the date of filing this report, the Company is seeking to raise between $2 to $4 million through such financing. While management is confident it can accomplish this objective, there is no guarantee that this additional funding will occur in the required time frame.

             Untimely Filing of 1996 Proxy Statement. The Company apparently inadvertently failed to file its 1996 Proxy Statement with the Securities and Exchange Commission within 120 days of the end of fiscal year 1996. Copies of the Proxy Statement were distributed to all shareholders of the Company in conjunction with the Company's 1996 Annual Shareholder Meeting, which involved only the election of directors and the retention of accountants. The Company has since filed the 1996 Proxy Statement with the Commission. It is not certain what liability, if any, the Company might have as a result of its untimely filing.

Subsequent Events

         Subsequent to June 30, 1997, the Company has continued to experience inadequate sales volume on its products through its traditional sales channels. As a result, the Company is implementing a strategic decision to shift from only a "box maker" to also a reseller of credit card processing products and services which generate recurring revenue. The Company is focused on strengthening the management team, building a sales and support organization, implementing the GTE distribution roll-out, starting the transition to a recurring revenue orientation and acquiring additional funding. Key subsequent events are outlined as follows:

         o  In  August   1997,   the   Company   retained   Liviakis   Financial
Communications Inc. to advise and assist the Company in matters concerning investor relations, corporate finance and strategic management planning. Remuneration for the consulting agreement which has a term of one year includes $10,000 in cash over a one year period and 300,000 shares of unregistered stock with 150,000 shares of the stock payable over a 10-month period. The Company completed a private placement of restricted securities pursuant to Regulation D of the Securities Act of 1933 with two officers of Liviakis. The Company raised $500,000 in cash for 3.5 million shares of common stock and 1.6 million warrants to purchase common stock for $.01 per share, exercisable from January 15, 1998 through August 4, 2002. The securities carry future registration rights, including a one-time demand registration, with fees to be paid by the Company.

         o In early August 1997, the Company announced the appointment of Evon Kelly to the position of Chief Executive Officer. At this same time, Rod Stambaugh assumed the position of President. Also in August, the Company hired Clyde Casciato, Vice President Sales; Tom Cote, Vice President Major Accounts; and in September hired Robert Robichaud, Chief Financial Officer.

         o In August 1997, GTE Wireless and U.S. Wireless Data, Inc. announced a joint marketing and operating agreement to distribute USWD's proprietary TRANZ Enabler credit card processing system using GTE's CDPD network. Both companies are engaged in a nation wide deployment which will extend TRANZ Enabler sales to merchants through over 400 GTE sales representatives. The agreement contains certain operational and financial performance criteria, directly related to the joint marketing program, which must be met by the Company.

         o In September 1997, the Company executed a lease for office space in Emeryville, California. The lease provides for approximately 4,000 square feet at an initial rate of $9,942 per month commencing October, 1997 and containing an initial term of 5 years. The monthly rent will progress to a rate of $11,640 in year five.

         o In September 1997, the Company signed an agreement with Unicard Systems Inc. to develop terminal application software that will perform both the Unicard enrollment process as well as deliver wireless credit card transaction processing. Unicard Systems will become a registered agent of U.S. Wireless Data and has placed an initial order for 400 TRANZ Enabler units. Unicard Systems is a Dallas based service provider to over 500 restaurants and nightclubs in Texas.

         o In October 1997, The Company signed an exclusive agreement with GoldCan Recycling, Inc. for wireless monitoring of its state of the art automated aluminum redemption centers. This is the first application of USWD's TRANZ Enabler technology outside the credit card/point-of-sale industry. USWD will receive a monthly equipment and wireless service fee on every TRANZ Enabler placed by GoldCan. GoldCan anticipates placing in excess of 3,000 units over the next three years.

ITEM 7:  FINANCIAL STATEMENTS
                                                                            Page


Report of Independent Accountants.............................................18


Balance Sheet - as of June 30, 1997...........................................19


Statement of Operations - for the fiscal years ended
         June 30, 1997 and June 30, 1996......................................20


Statement of Cash Flows - for the fiscal years ended
         June 30, 1997 and June 30, 1996......................................21


Statement of Changes in Stockholders' Equity (Deficit) -
          for the period from July 1, 1995 through June 30, 1997..............22


Notes to Financial Statements..............................................23-32







ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(Not Applicable)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of U.S. Wireless Data, Inc.

         In our opinion, the accompanying balance sheet and the related statement of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of U.S. Wireless Data, Inc. (the "Company") at June 30, 1997, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant recurring losses from operations and has an accumulated deficit of $16,960,853 that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. Additionally, due to matters concerning the Company's ability to continue as a going concern, there is also significant uncertainty surrounding the net realizable value of the Company's inventory balances at June 30, 1997 (see Note 2). The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRICE WATERHOUSE LLP

Boulder, Colorado
October 13, 1997

                            U.S. WIRELESS DATA, INC.

                                  BALANCE SHEET
                               As of June 30, 1997



                                     ASSETS


Current assets:
   Cash and cash equivalents .......................................................   $      6,083
   Accounts receivable, net of allowance
     for doubtful accounts of $15,903
                                                                                            120,531
   Inventory, net
                                                                                            208,867
   Other current assets
                                                                                            113,859
        Total current assets
                                                                                            449,340

Property and equipment, net
                                                                                             40,445
Other assets
                                                                                             11,495

Total assets .......................................................................   $    501,280
                                                                                       ============



                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
   Accounts payable ................................................................   $    354,213
   Accrued liabilities .............................................................        125,587
   Notes payable ...................................................................        737,866
                                                                                       ------------
        Total current liabilities ..................................................      1,217,666

Long Term Debt
                                                                                             45,000

Total liabilities ..................................................................      1,262,666

Commitments and contingencies (Notes 9 and 11)

Stockholders' equity (deficit):
   Common stock, no par value,
      12,000,000 shares authorized,
      5,613,952 shares issued and outstanding, stated value $1.00 ..................      5,613,952
   Common stock subscribed
                                                                                                  0
   Additional paid-in capital ......................................................     10,613,465
   Accumulated deficit .............................................................    (16,960,853)
   Notes Receivable from Shareholder
                                                                                            (27,950)
                Total stockholders' equity (deficit)
                                                                                           (761,386)

Total liabilities and stockholders' equity (deficit) ...............................   $    501,280
                                                                                       ============

   The accompanying notes are an integral part of these financial statements.



                            U.S. WIRELESS DATA, INC.
                             STATEMENT OF OPERATIONS

                                                                 Fiscal Year Ended
                                                              June 30,       June 30,
                                                                1997           1996
                                                                ----           ----

Revenue .................................................   $ 1,315,542    $ 1,582,553
Cost of goods sold ......................................       809,447      2,886,432
                                                            -----------    -----------

Gross margin (deficit) ..................................       506,095     (1,303,879)
                                                            -----------    -----------

Operating Expenses:
    Selling, general and administrative .................       812,687      1,365,235
    Research and development ............................       406,522        458,407
                                                            -----------    -----------
                                                              1,219,209      1,823,642
                                                            -----------    -----------

Loss from operations ....................................      (713,114)    (3,127,521)

Interest income .........................................            94            685
Interest expense ........................................       (32,637)       (33,621)
Other income ............................................        44,873         (4,506)
Litigation settlement ...................................      (163,600)
                                                                                     0

Loss from continuing operations .........................      (864,384)    (3,164,963)
                                                            -----------    -----------

Loss from discontinued operation ........................             0       (309,206)
                                                            -----------    -----------

Loss before extraordinary item ..........................      (864,384)    (3,474,169)

Extraordinary gains on restructuring of payables and debt             0      3,431,823
                                                            -----------    -----------

Net loss ................................................   $  (864,384)   $   (42,346)
                                                            ===========    ===========

Earnings (loss) per share:
    From continuing operations ..........................   $      (.17)   $      (.72)
    From discontinued operation .........................             0
                                                                                  (.07)
    From restructuring of payables and debt .............             0            .78
                                                            -----------    -----------
    Net loss per share ..................................   $      (.17)   $      (.01)
                                                            ===========    ===========

Weighted average common shares outstanding ..............     4,986,767      4,418,618
                                                            ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            U.S. WIRELESS DATA, INC.

                             STATEMENT OF CASH FLOWS


                                                                            Fiscal Year Ended
                                                                           June 30,       June 30,
                                                                            1997            1996
                                                                            ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .........................................................   $  (864,384)   $   (42,346)
   Adjustments to reconcile net income to net cash
     used in operatingactivities:
        Gain on restructuring of payables and debt ..................           --      (3,431,823)
        Loss due to market decline of inventory .....................           --       1,525,026
        Depreciation and amortization ...............................        56,958        107,525
        Stock issued for services ...................................           --           3,880
        Lawsuit settlement ..........................................       163,600            --
        Consulting services .........................................        50,000            --
        Loss on disposal of asset ...................................          (441)           --
        Debt relieved by product sales ..............................       (32,400)           --
   Changes in assets and liabilities:
        Accounts receivable .........................................       (78,768)       197,293
        Inventory ...................................................       412,369      1,702,058
        Other current assets ........................................        21,847         93,048
        Accounts payable ............................................       136,581        (46,764)
        Accrued liabilities .........................................      (102,010)      (686,707)
                                                                        -----------    -----------
   Net cash used in operating activities ............................      (236,648)      (578,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and furniture .............................          --           (3,000)
   Proceeds from sale of equipment ..................................           499         23,296
   (Increase) decrease in other assets ..............................        11,261           (565)
                                                                        -----------    -----------
      Net cash provided by (used in) investing activities ...........        11,760         19,731

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt ...................................       185,000        292,678
   Net proceeds from issuance of stock ..............................         5,621         12,650
                                                                        -----------    -----------
      Net cash provided by (used in) financing activities ...........       190,621        305,328

(DECREASE) IN CASH ..................................................       (34,267)      (253,751)

CASH, Beginning of period ...........................................        40,350        294,101
                                                                        -----------    -----------

CASH, End of period .................................................   $     6,083    $    40,350
                                                                        ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest ...........................   $    13,833    $    33,621
                                                                        ===========    ===========

Supplemental schedule of non-cash investing and financing activities:
   Debt relieved with sale of inventory .............................   $    32,400    $       --
                                                                        ===========    ===========

   Inventory purchased with stock ...................................             $    $   162,500
                                                                        ===========    ===========

   Issuance of debt for services/lawsuit settlement .................   $   210,000    $       --
                                                                        ===========    ===========

   Stock issued for services/lawsuit settlement .....................   $   109,046    $     3,880
                                                                        ===========    ===========

   Note executed for stock issuance .................................   $    27,950    $       --
                                                                        ===========    ===========

   Non cash extinguishment of debt and payables
      Fair value of assets transferred ..............................   $      --      $ 1,031,868
      Payables and debt extinguished ................................          --        4,463,691
                                                                        -----------    -----------
      Gains on restructuring of payables and debt ...................   $      --      $ 3,431,823
                                                                        ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            U.S. WIRELESS DATA, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                               COMMON                COMMON                    NOTE
                                                               STOCK                 STOCK      PAID IN     RECEIVABLE        ACCUM.
                                                        SHARES         AMOUNT      SUBSCRIBED   CAPITAL     SHAREHOLDER      DEFICIT

BALANCES, June 30, 1995 .........................     4,390,910    $  4,390,910               11,514,859                (16,054,123)

  Shares issued for services at $.10 - .46 per ..        18,123          18,123                  (14,243)
share
  Stock options exercised at $.215 per share ....         9,300           9,300                   (7,300)
  Warrant exercised at $.10 per share ...........       100,000         100,000                  (90,000)
  Director stock option exercised at $.13 per ...         5,000           5,000                   (4,350)
share
  Stock subscription ............................  $                                 142,544      19,956
  Net loss ......................................                                                                           (42,346)
-------------------------------------------------  ------------    ------------   ----------    ------------            ------------
BALANCES, June 30, 1996 .........................     4,523,333    $  4,523,333   $  142,544  $11,418,922              $(16,096,469)

  Shares issued for services at $.15 per share ..       102,975         102,975                   (87,529)
  Stock issued in connection with class lawsuit .       600,000         600,000                  (506,400)
  Stock options exercised at $.13-.215 per share        245,100         245,100                  (211,530)
  Stock subscription issued .....................       142,544         142,544     (142,544)
  Note receivable on stock option plan ..........                                                             (27,950)
  Net loss ......................................                                                                          (864,384)
  Rounding ......................................                                          2

=================================================  ============    ============   ============ =========== =========== =============
BALANCES, June 30, 1997 .........................     5,613,952    $  5,613,952                $10,613,465   ($27,950) $(16,960,853)
=================================================  ============    ============   ============ ===========  ========== =============

   The accompanying notes are an integral part of these financial statements.

                            U.S. WIRELESS DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

         U.S. Wireless Data, Inc. (the "Company") was incorporated in the State of Colorado on July 30, 1991. It designs, develops and manufactures a wireless credit card authorization and check verification terminal utilizing both analog and digital cellular network architectures. The Company began generating its first significant revenue from product sales in fiscal 1995. Prior to fiscal 1995, the Company was in the development stage. The Company is now in a transition from only a "box maker" orientation to also providing products and services which generate recurring revenue. The recurring revenue component is expected to become the dominant component of the Company's business.

Financial Condition

         The Company has incurred an accumulated deficit of approximately $17.0 million since inception and has incurred additional losses subsequent to the year ended June 30, 1997. In order to continue as a going concern, the Company has transitioned to a recurring revenue focus, is working on programs to increase revenue levels and product margins; is negotiating new distribution agreements and seeking additional debt or equity financing.

         Subsequent to June 30, 1997, the Company has strengthened the management team, signed several significant distribution agreements which are expected to build a recurring revenue base, started the expansion of the sales force and expanded its contract manufacturing relationships. The current sales volume is inadequate to fund the infrastructure growth and business transition. As a result, and as part of its continuing effort to find working capital funding in order to continue operations, the Company has entered into certain consulting agreements designed to facilitate financing relationships with third parties. While management is confident it can accomplish this objective, there is no guarantee that this additional funding will occur in the required time frame.

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

Revenue Recognition and Major Customers

         Direct sales are recognized upon shipment of products to customers. The Company also leases products to customers with an option to buy. The leasing arrangements are accounted for as sales-type leases. During fiscal 1997, Cardservice International, Inc. ("CSI") accounted for 53% of revenue. During fiscal 1996, two customers, CSI and Superior Bankcard Services, accounted for 25% and 11% of revenue, respectively.

Research and Development Costs

         Research and development costs are expensed as incurred.

Net Loss Per Share

         Net loss per share is based on the weighted average number of shares of common stock outstanding during each respective period. Shares issuable upon the conversion of stock options and warrants were not included in the calculation since their effect was anti-dilutive.

Fair Value of Financial Instruments

         The carrying value of assets and liabilities reported on the balance sheet is a reasonable estimate of their fair value.

Recent Pronouncements

         In February, 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". SFAS No. 128, which is effective for periods ending after December 15, 1997, requires changes in the computation, presentation, and disclosure of earnings per share. All prior period earnings per share data must be restated to conform with the provisions of SFAS No. 128. The Company will adopt SFAS No. 128 during the fourth quarter of fiscal 1998, but does not expect the new accounting standard to have a material impact on the Company's reported loss per share.

         In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130, which is effective for all periods beginning after December 15, 1997, establishes standards for reporting and displaying comprehensive income and its components with the same prominence as other financial statements. All prior periods must be restated to conform with the provisions of SFAS No. 130. The Company will adopt SFAS No. 130 during the first quarter of fiscal 1999, but does not expect the new accounting standard to have a material impact on the Company's reported financial results.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, establishes new disclosure requirements for operating segments, including products, services, geographic areas, and major customers. The Company will adopt SFAS No. 131 for the 1999 fiscal year. The Company does not expect the new accounting standard to have a material impact on the Company's reported financial results.

Reclassifications

         Certain reclassifications have been made in prior year to conform to current year presentation.


NOTE 2.  INVENTORY

                                                                      June 30,
                                                                        1997
                                                                        ----
Inventory consists of:
   Raw material ...................................................   $ 111,299
   Finished goods .................................................     208,095
   Spare parts and accessories ....................................       1,895
   Lower of cost or market reserve ................................    (112,422)
-------------------------------------------------------------------   ---------
                                                                      $ 208,867
                                                                      =========

         The Company has established a reserve against finished goods and raw materials to reflect the estimated net realizable value of the inventory as of June 30, 1997, based on current selling prices.



NOTE 3.  PROPERTY AND EQUIPMENT

                                                                        June 30,
                                                                          1997
                                                                          ----

Property and equipment consists of:
   Equipment and furniture ........................................   $ 295,020
   Tooling ........................................................     124,267
   Less:  accumulated depreciation and amortization ...............    (378,842)
                                                                      ---------
                                                                      $  40,445
                                                                      =========

NOTE 4.  ACCRUED LIABILITIES

                                                                        June 30,
                                                                          1997
                                                                          ----

Accrued liabilities consists of:
   Accrued wages/commissions ...............................            $ 38,115
   Relocation expense ......................................              30,300
   Accrued revenue and royalty .............................              44,888
   Litigation Settlement ...................................              10,000
   Other
                                                                           2,284
                                                                        --------
                                                                        $125,587
                                                                        ========




NOTE 5.  NOTES PAYABLE

         Notes payable consist of the following:

                                                                   June 30, 1997
                                                                   -------------
Current Portion
        Note payable - supplier ..................................      $387,866
        Notes payable - investors ................................       185,000
        Note payable - entrenet ..................................       150,000
        Note payable - lawsuit settlement ........................        15,000
                                                                        --------
                                                                        $737,866

Long-term portion of Note payable - lawsuit settlement ...........      $ 45,000
                                                                        ========

         Note Payable - Supplier
         The note payable to a supplier is currently in default. The Company continues to accrue monthly interest payments. As of October 13, 1997, the supplier had not called the note. The note bears interest at 8% and is fully collateralized with certain inventory. The Company is currently in discussion with the vendor regarding payment of the note and the accrued interest.

         Notes Payable - Investors
         During the fourth quarter of fiscal 1997, the Company executed demand notes with certain investors. The notes bear interest at 10% annually and are convertible to common stock on or after November 1, 1997 at a conversion price of $.35 per share ($75,000 of Notes) and $.50 per share ($100,000 of notes) for any or all outstanding principal and accrued interest. If not converted, the notes are due in the fourth quarter of fiscal 1998.

         Note Payable - entrenet
         During June 1997, the Company executed a convertible debenture in exchange for consulting services to be rendered during fiscal 1997 and 1998 by entrenet Group LLC. The debenture bears interest at 10% annually and is convertible to common stock at a conversion price of $0.50 per share. If not converted, the debenture is due June 3, 1998.

         Note Payable - Lawsuit Settlement
         As part of the class actin lawsuit settlement, the Company executed a note payable in September 1997 which is due in installments as follows:
         $5,000 due March 17, 1998;  $10,000 due September 17, 1998; $20,000 due
         September 17, 1999; and $25,000 due September 17, 2000. See additional discussion of the lawsuit settlement in Note 11. - Litigation.

NOTE 6.  STOCKHOLDERS' EQUITY

Stock Options

         In September 1992, the Company adopted an incentive stock option plan and a non-qualified stock option plan covering 600,000 shares of the Common Stock. In October 1994, the Shareholders approved an amendment to the stock option plan increasing the number of available shares to 880,000. In December 1995, the Shareholders approved an amendment to the stock option plan making certain clarifications to the plan and providing for the annual grant of an option for 20,000 shares to non-employee directors.

         Stock options have been granted under the option plan at the fair market value of the common stock on the date of grant and generally vest over a period of between two and four years. Options granted under the option plan generally must be exercised no later than 10 years from the date of grant.

         The  following  table  summarizes   information   about  stock  options
         outstanding at June 30, 1997:

                                       Outstanding Options                      Outstanding Vested Options
                        ------------------------------------------------        --------------------------
                          Average          Weighted                           Weighted
                         Remaining        Average                              Average
            Range of    Contractual       Exercise             Number         Exercise            Number
         Exercise Price    Life             Price           Outstanding        Price            Outstanding
------------------------------------------------------------------------------------------------------------
         $0.00 - $0.13     8.4              $0.13             262,849           $0.13            233,449
         $0.14 - $0.22     8.4              $0.21             166,800           $0.21            128,400
                                                              -------                            -------
                                                              429,649                            361,849
                                                              =========                          =======

         Stock option transactions for the years ended June 30, 1997 and 1996 were are follows:

                               Options Outstanding
                                                                                Weighted Average
                                                              Number of         Exercise Price
                                                              Shares            Per Share

                  Balance at June 30, 1995                      462,500         $3.67
                  Granted                                       827,849         $0.16
                  Exercised                                   (  14,300)        $0.19
                  Terminated                                  (482,500)         $3.65
                                                               -------
                  Balance at June 30, 1996                     793,549          $0.16
                  Granted                                       20,000          $0.16
                  Exercised                                   (245,100)         $0.14
                  Terminated                                  (138,800)         $0.22
                                                               -------
                  Balance at June 30, 1997                     429,649          $0.16
                                                               =======

                  Exercisable at June 30, 1997                361,849           $0.18
                                                              =======


         Notes Receivable from Stockholder

         In connection with the resignation of the Company's former CEO, the Company received a promissory note during October 1996 to fund the exercise of the former CEO's stock options pursuant to the Company's Stock Option Plan. The note evidences a three-year non-recourse loan which accrues interest at 6% per annum.

         SFAS No. 123

         The Company applies APB No. 25 in accounting for its Stock Option Plan, and no compensation expense has been recognized in the financial statements as all options had been granted at the fair market value of the underlying common stock. Had compensation expense for the Company's Plan been determined based on the fair value of the options at the grant dates for awards under the Plan consistent with the method of accounting prescribed by SFAS No. 123, the Company's net loss and loss per share would have been increased to the proforma amounts indicated below:

                                                                June 30,
                                                           1997           1996
                                                           -------------------
Net loss ..............            As reported         ($864,382)     ($ 42,346)
                                   Pro forma           ( 876,142)     (  58,562)

Net loss per common share          As reported          $  (0.17)     $   (0.01)
                                   Pro forma            $  (0.18)     $   (0.01)


         In accordance with the guidance under SFAS No. 123, fair values are based on minimum values. The weighted average fair value of option is estimated as $0.03 and $0.05 for options granted during fiscal year 1997 and 1996, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 1997 and 1996: dividend yield of zero; expected volatility of 162% and 101%, respectively; risk-free interest rate of 6.4% and 5.5%, respectively; and an expected term of 3.5 years. The risk-free rates used in the calculation represent the average U.S. Government Security interest rates on the stock option grant date with maturities equal to the expected term of the options granted. The effect of actual forfeitures is included in the computation of compensation cost for options granted during each of the respective years.

         Stock Warrants

         In fiscal 1993, the Company issued warrants to one officer and one director of the Company to purchase an aggregate of 250,000 shares of common stock at $4.00 per share. As of June 30, 1997, all of these warrants were fully vested and had the following terms: 100,000 expire April 12, 1998; 150,000 expire May 1, 2003. In connection with the Company's December 1993 initial public offering, the Company issued warrants to the underwriters to purchase 165,000 shares of the Company's common stock at $12.33 per share, which were fully vested at the date of issuance. Such warrants expire on December 2, 1998.

         In fiscal 1994, in conjunction with the acquisition of Direct Data, the Company issued warrants to four former shareholders of Direct Data to purchase 29,548 shares of common stock at $2.625 per share which were fully vested at the date of issuance. In October 1994, warrants for the purchase of 5,000 shares of common stock were exercised and 5,752 warrants expired. The remaining 18,796 warrants expire May 31, 1998.

         In  October  1995,  as  partial   consideration  for  entering  into  a
         development contract, the Company issued warrants to a customer to purchase 100,000 shares of common stock at $0.10 per share. This warrant was subsequently exercised during fiscal year 1996.


NOTE 7.  INCOME TAXES

         At June 30, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $11,700,000. Annual utilization of the loss carryforwards is subject to significant limitations due to changes in the Company's ownership which could result in little or no benefit being derived from these carryforwards. Future changes in ownership could further reduce the annual availability of these benefits. If unused, the carryforwards will expire beginning in 2008.

          Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred taxes are as follows:


                                                                  June 30,
                                                           1997            1996
                                                           ----            ----
Deferred tax assets
    Net operating loss carry-forwards                  $ 4,388,000   $ 3,880,000
    Depreciation ....................                   (    3,000)   (   12,000)
    Inventory reserves ..............                       31,000       195,000
    Allowance for bad debts .........                        6,000        35,000
    Other
                                                            28,000        28,000
                                                      -----------   -----------
                                                      $  4,450,000     4,126,000

    Valuation allowance .............                   (4,450,000)   (4,126,000)
                                                       -----------   -----------
Net deferred tax asset ..............                 $        --    $       --
                                                       ===========    ==========


         Deferred tax assets have been reduced to zero by a valuation allowance based on current evidence which indicates that it is not considered more likely than not that these benefits will be realized. During fiscal 1997, the valuation allowance increased by $324,000 primarily due to additional losses for which no tax benefit was recorded. During fiscal 1996, the valuation allowance decreased by $1,090,000 primarily due to the dissolution of Direct Data.

         The difference between the zero provision for income taxes and the expected amount determined by applying the federal statutory rate to the loss before income taxes results primarily from a reduction of net operating loss carryforwards due to an increase in the valuation allowance for the year ended June 30, 1997 and due to the dissolution of Direct Data for the year ended June 30, 1996.



NOTE 8.  EMPLOYEE BENEFIT PLAN

         In April 1994, the Company established a qualified Section 401(K) Savings Plan. The Plan allows eligible employees to contribute up to 15% of their salaries on a pre-tax basis. The Company did not make any contributions to the Plan during fiscal year 1997.



NOTE 9.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

         The Company leases its office facilities under various operating lease arrangements. Most of the leases contain certain provisions for rental adjustments. In addition, the leases require the Company to pay property taxes, insurance and normal maintenance costs. Future minimum rentals under these arrangements are $18,105 in 1998. Rent expense was $73,550 during fiscal 1997 and sublease income of $16,680 was received during fiscal 1997.

         In September 1997, the Company executed a lease for office space in Emeryville, California. Rental payments commence October 1, 1997 at an initial rental rate of $9,942 per month for a term of 5 years. In year five, the rental rate increases to $11,640 per month.

NOTE 10.  EXTRAORDINARY GAINS AND DISCONTINUED OPERATION

         During the year ended June 30, 1996, the Company recognized $3.4 million in gains related to the restructuring of debt and payables as follows:

                   Release of guarantee of bank debt by former officer of Direct Data     $       593,132
                   Release of liability for inventory by supplier                               1,099,412
                   Liabilities of dissolved Direct Data subsidiary                              1,739,279
                                                                                                ---------
                                                                                          $     3,431,823
                                                                                          ===============

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

         During its fiscal year 1995, the Company entered an agreement with a supplier, whereby the Company became liable for the purchase of certain raw materials the supplier procured for manufacturing of Company products. During 1996, the Company and the supplier agreed that the Company would settle the liability of $1.4 million for consideration of approximately $325,000, and that the Company or its designee would take possession of the raw materials. Accordingly, the Company has recognized a gain of $1.1 million as a result of restructuring the liability during fiscal year 1996.

         During October 1995, the Company dissolved Direct Data. Upon the dissolution of Direct Data, approximately $1.7 million of unsecured trade debt remained unpaid and the creditors were notified that Direct Data would be unable to pay its remaining obligations. The Company believes it has no liability for future claims arising from the unpaid obligations of Direct Data; therefore, such unpaid obligations have been recognized by the Company as a gain from restructuring of liabilities of the dissolved Direct Data subsidiary during fiscal 1996.

         Management believes Direct Data represented a separate and material line of business from the Company. The pretax loss on disposal has been accounted for as a loss from discontinued operations and prior years financial statements have been reclassified to reflect the disposition. Revenue of Direct Data for the year ended June 30, 1996 was $657,667.



NOTE 11.  LITIGATION

         In September of 1996, the Company agreed to terms to settle securities fraud litigation, pending since 1994, which was brought in relation to the Company's initial public offering of December 1993. The parties' agreement (the "Settlement Agreement") was filed in the United States District Court for the District of Colorado on January 15, 1997 in consolidated Case N0. 94-Z-2258, Appel, et al. v. Caldwell, et al. By its order approving the settlement, the court certified a plaintiffs' settlement class and provided the mechanism for payment of claims. The Company contributed directly or by indemnification a total of $10,000 to the total settlement fund of $2,150,000. The remaining portion of the settlement was contributed by certain underwriters of the Company's initial public offering and securities counsel. No objections to the Settlement Agreement were made. No potential class member opted-out of the settlement and all are bound by the release granted the Company. All claims against the Company in those consolidated cases were dismissed by final federal court order on September 4, 1997. No appeal was filed. Similar state court claims were dismissed by Colorado district court order dated October 9, 1997.
                                      -31-

          To resolve cross-claims asserted by underwriters in the litigation, U.S. Wireless Data, Inc. agreed to transfer to RAS Securities Corporation, H.J. Meyers & Co, Inc., Sands & Co. Ltd. and R.J. Steichen & Co. a total of 600,000 U.S. Wireless Data, Inc. common shares upon the effective date of the Settlement Agreement. The Company has agreed to register such shares upon demand not sooner than April 26, 1998. Further, on September 17, 1997 the Company agreed to entry of a consent judgment against it and in favor of Don Walford, the sole shareholder of underwriter Walford Securities, Inc., in the amount of $60,000, payable over a three year period.

         The total charge recognized during fiscal 1997 consists of the following: $93,600 for the value of the common shares issued based upon the fair market value of the Company's common stock on the date the commitment of such shares was made; $10,000 for actual cash to be paid by the Company pursuant to the settlement with stockholders; and $60,000 for the note payable executed with Don Walford as discussed above.



NOTE 12.  RELATED PARTIES

         A director of the Company is also an officer of the Company's largest customer, Cardservice International, Inc. ("CSI"). Additionally, CSI owns approximately 5% of the Company's outstanding common stock as of June 30, 1997. Sales to CSI approximated $698,000 and $398,000 in fiscal years 1997 and 1996, respectively.

         During fiscal 1996, CSI advanced the Company $162,500 for the purchase of raw materials in exchange for 142,544 shares of common stock issued subsequent to June 30, 1996 at 150% of then current fair market value plus registration rights after one year on all stock owned by CSI. This transaction increased CSI's ownership to from 2% to 5%. Additionally, the Company will make royalty payments to CSI on future sales of POS-50(R) product built with the raw materials purchased using the amounts advanced from CSI. As of June 30, 1997, no units were built using the raw materials referred to above.



NOTE 13. SUBSEQUENT EVENTS

         In August 1997, the Company received $500,000 for the issuance of 3.5 million unregistered shares of common stock and 1.6 million warrants to purchase common stock at an exercise price of $0.01 per share to two officers of Liviakis Financial Communications, Inc. ("Liviakis"). The warrants are exercisable from January 15, 1998 through August 4, 2002.

         Additionally, in August 1997, the Company executed a one year consulting agreement with Liviakis for consulting services to be rendered during fiscal 1998 and 1999. Fees related to the agreement are payable in cash of $10,000 and stock, the issuance of 300,000 shares of common stock to occur at various times during the consulting agreement, commencing November 15, 1997.

         The Liviakis securities carry future registration rights, including a one-time demand registration, with fees to be paid by the Company.

         On August 4, 1997, the Company retained Evon A. Kelly as chief executive officer. As part of Mr. Kelly's compensation package, the Board of Directors issued 600,000 shares of non-qualified stock options exercisable at $1.00 per share.

         On September 4, 1997 and October 9, 1997, respectively, the Company received notice that the federal and state courts dismissed all claims against the Company related to the class action shareholder lawsuits filed in 1994. See additional discussion in Note 11. - Litigation.

         In September 1997, the Company entered into a lease agreement for office space in California. See additional discussion in
         Note 9. - Commitments and Contingencies.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information required by this item is incorporated by reference from the U.S. Wireless Data, Inc. 1997 Proxy Statement sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."



ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the U.S. Wireless Data, Inc. 1997 Proxy Statement section entitled "Executive Compensation."



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the U.S. Wireless Data, Inc. 1997 Proxy Statement section entitled "Beneficial Ownership of Common Stock."



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the U.S. Wireless Data, Inc. 1997 Proxy Statement section entitled "Certain Transactions."

EXHIBITS AND REPORTS ON FORM 8-K

(a)          List of Exhibits Required by Item 601 of Regulation S-B
             -------------------------------------------------------

                Exhibit    Description
                3.1        Copy of Amended Articles of Incorporation (2)
                3.2        Copy of Amended Bylaws (2)
                10.1       License and Volume Purchase Agreement with OMRON
                              Systems of America with
                           Solectron Addendum (1)
                10.2       Promissory Note with OMRON Systems, Inc. (2)
                10.3       Supply Agreement with Novatel Communications LTD. (2)
                10.4       Release Agreement with Richard P. Draper (2)
                10.5       Copy of Amended 1992 Stock Option Plan
                10.6       Agreement for Manufacture and Purchase between USWD,
                              Uniform Industrial Corp
                           and Cardservice International, Inc.
                10.7       AT&T CDPD Value Added Reseller Agreement dated
                              April 30. 1997

                10.8
                    Bell Atlantic AIRBRIDGE Packet Service Agreement dated August 12, 1997 10.9 Engagement Agreement between USWD and entrenet Group, LLC dated June 3, 1997 10.10 GTE Leasing Corporation Promissory Note dated August 6, 1997

                10.11
                    GTE Mobilnet Communications Service and Equipment Agreement dated August 1, 1997 10.12 Form of Demand Note issued to private investors during the fourth quarter of 1997

                10.13
                    Liviakis Financial Communications, Inc. Consulting Agreement, and Subscription Agreement for the purchase of U.S. Wireless Data, Inc. Common Stock and Warrants dated July 25, 1997

                10.14
                    Member Service Provider Sales and Service Credit Card Processing Agreement between U.S. Wireless Data, Inc. and NOVA Information Systems, Inc. dated January 1, 1997

                10.15
                    Purchase   Agreement  with  Unicard   Systems,   Inc.  dated
                    September 18, 1997

                10.16
                    Purchase Agreement with Wellex Systems Manufacturing & Distribution Group dated August 7, 1997

                21.1       List of Subsidiaries (2)
                23.1       Consent of Independent Accountants
                27         Financial Data Schedule


     (1) Incorporated by reference to the reference Exhibit and Exhibit number in Registration Statement No. 33-69776-D.

     (2) Incorporated by reference to the Company's report on Form 10-KSB filed on October 13, 1996. (Control No. 95201388)


(b)      Reports on Form 8-K

     There were no reports on Form 8-K that were filed during the last quarter of the fiscal year ended June 30, 1997.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  October 14, 1997


U.S. WIRELESS DATA, INC.



\s\ Evon A. Kelly           Chief Executive Officer        October 14. 1997
----------------------                                     ----------------
Evon A. Kelly


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




\s\ Evon A. Kelly           Chief Executive Officer          October 14, 1997
------------------                                           ----------------
Michael J. Brisnehan





\s\ Rod L. Stambaugh        President                        October 14, 1997
----------------------                                       ----------------
Rod L. Stambaugh




\s\ Alan B. Roberts         Director                         October 14, 1997
--------------------------                                   ----------------
Alan B. Roberts




\s\ Chester N. Winter       Director                         October 14, 1997
-------------------------                                    ----------------
Chester N. Winter




\s\ Caesar Berger           Director                         October 14, 1997
-------------------------                                    ----------------
Caesar Berger