Form 10KSB/A
period 1997-06-30
U S WIRELESS DATA INC
filed 1997-10-30
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

           2200 Powell Street, Suite 450, Emeryville, California 94608
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (510) 596-2025
                                                           --------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended June 30, 1997 were $1,315,542

The aggregate market value of the issuer's voting stock held as of August 31, 1997 by non-affiliates of the Registrant was approximately $18,581,000 based on an average price of $3.49 as of August 29, 1997.

As of August 31, 1997, the issuer had 9,113,952 shares of its no par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):


                               Yes ___  No _X_

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

         In the fourth quarter of fiscal 1997, it was clear that the Company had a very significant market opportunity but had extremely limited financial and human resources to apply to an aggressive CDPD product roll-out. In June 1997, the Company engaged entrenet Group, LLC., (entrenet), a management consulting group, to assist with the development of a detailed marketing and business plan and introduction of financing sources. The Agreement has a term of one year and USWD agreed to pay entrenet $150,000 in the form of a convertible debenture, bearing interest at 10% per annum. Entrenet is entitled to a finder's fee for locating direct financing sources for the Company. USWD and entrenet are discussing certain modifications to the compensation terms of the agreement and USWD expects to issue the debenture to entrenet in the immediate future. In August 1997, through an introduction by entrenet, the Company retained Liviakis Financial Communications Inc. (Liviakis) to advise and assist the company in matters concerning investor relations, corporate finance and strategic management planning. Through Liviakis, the Company completed a private placement of restricted securities. Through this financing, the Company raised $500,000 in cash for common stock and warrants which, if all warrants were exercised, would total 5.1 million shares of common stock. See "Subsequent Events", below.

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

         Selling, general and administrative expenses decreased from $1,365,235 in fiscal 1996 to $812,687 in fiscal 1997. This decrease was due primarily to:
a) headcount reductions in sales, marketing and administration over 1996 staffing levels reduced salary expense by approximately $182,000; b) legal expense reductions in 1997 from the approximately $226,000 incurred in fiscal 1996 (related to class action lawsuits filed against the Company due to the Direct Data failure); and c) significant reductions in bad debt expense, depreciation, royalty expense, relocation expense, and rent expense.

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


Subsequent Events

         Subsequent to June 30, 1997, the Company has continued to experience inadequate sales volume on its products through its traditional sales channels. As a result, the Company is implementing a strategic decision to shift from only a "box maker" to also a reseller of credit card processing products and services which generate recurring revenue. The Company is focused on strengthening the management team, building a sales and support organization, implementing the GTE
                                       15
distribution roll-out, starting the transition to a recurring revenue orientation and acquiring additional funding. Key subsequent events are outlined as follows:

         o In August 1997, the Company retained Liviakis Financial Communications, Inc. to advise and assist the Company in matters concerning investor relations, corporate finance and strategic management planning. Remuneration for the consulting agreement which has a term of one year includes $10,000 in cash over a one year period and 300,000 shares of unregistered stock with 150,000 shares of the stock payable over a 10-month period. The Company completed a private placement of restricted securities pursuant to Regulation D of the Securities Act of 1933 with two officers of Liviakis. The Company raised $500,000 in cash for 3.5 million shares of common stock and 1.6 million warrants to purchase common stock for $.01 per share, exercisable from January 15, 1998 through August 4, 2002. The securities carry future registration rights, including a one-time demand registration, with fees to be paid by the Company.

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

         o Between October 14 and 20, 1997, the Company received a bridge loan from Liviakis Financial Communications, Inc. for $200,000 pending completion of more permanent financing. Following a significant funding (greater than $2 million) the Company will repay the bridge loan along with interest of nine percent.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


Directors and Executive Officers

         The following table sets forth information with respect to the directors and executive officers of the Company.

Name                                   Age           Position
----                                   ---           --------
Evon A. Kelly.....................     56            Chief Executive Officer and Director
Rod L. Stambaugh..................     37            Chairman of the Board and President
Robert E. Robichaud...............     44            Chief Financial and Principal
                                                     Accounting Officer, Treasurer and
                                                     Assistant Secretary
Alan B. Roberts...................     51            Director
Chester N. Winter.................     66            Director
Caesar Berger.....................     50            Director
Clyde Casciato....................     42            Vice President - Sales
Thomas Cote.......................     49            Vice President - Major Account Sales

         Information on each of the Company's Executive Officers and Directors is set forth below:

Evon Kelly, Chief Executive Officer and Director since August 1997. Until joining the Company in August of 1997, and since 1991, Mr. Kelly was president of Kelly Learning Alliance, a consulting firm he founded, which addresses areas in human resource development, organizational development and sales dynamics. Kelly Learning Alliance clients have included Motorola, Xerox Corp. and NEC Corp. From 1988 to 1991, Mr. Kelly was vice president of sales and operations at Wilson Learning Corp., where he was responsible for developing and implementing sales and marketing strategies. From 1986 to 1988, Mr. Kelly was a regional vice president of store operations for Federated Department Stores Inc., where he supervised over 1,500 employees and was responsible for profit and loss performance. From 1973 to 1983, Mr. Kelly held several key positions with Xerox Corp., including manager of supply business center where he was directed a national sales force of 400. Mr. Kelly received his Bachelor of Arts degree from Boston College. Mr. Kelly devotes full time to the affairs of the Company.

Rod L. Stambaugh, President since October 1996 and Chairman of the Board of Directors since July 1995. Mr. Stambaugh served as Chief Executive Officer of the Company from October 1996 until August 1997, when Mr. Kelly joined the Company. He was a Vice President in charge of marketing and business development for the Company from 1991 through October 1996. Mr. Stambaugh was also the Corporate Secretary from September 1995 until October 1996. Mr. Stambaugh is one of the founders of the Company and has devoted his full business time to the Company since August 1991. He co-founded U.S. Wireless, Inc., a nonaffiliated retail cellular phone center, at which he worked full time from January 1990 through July 1991. Mr. Stambaugh served on the Company's Board of Directors from July 1991 through October 1994, rejoining the Board as Chairman in July 1995. Mr. Stambaugh graduated from Baker University in 1982 with a B.S. degree in psychology, and a minor in business administration.

Robert E. Robichaud, Chief Financial and Principal Accounting Officer since September 1997. Since 1985 Mr. Robichaud has held several key financial management positions at Triad Systems Corp. including Director of Financial Planning and Analysis and most recently, Director of Finance. Triad Systems is a provider of software, hardware and information management solutions which recorded 1996 revenues in excess of $180 million. Triad Systems was a NASDAQ listed company and was acquired by Cooperative Computing Inc. on Feb. 27, 1997, for approximately $200 million. Mr. Robichaud received a bachelors degree in economics from Fairfield University in 1976 and a MBA from Rutgers Graduate School of Business in 1978.
                                       32

Alan B. Roberts, Director since October 1994. Mr. Roberts is the Director of Product Development and Vice President of U.S. Operations for International Verifact, Inc. He was President and Chief Executive Officer of USWD from October 1, 1994, until July 10, 1995, and Vice President of Operations for Direct Data, Inc. (the Company's wholly-owned subsidiary that was dissolved in October 1995) from February 1994 until September 1994. Prior to that time, Mr. Roberts was Director of Product Marketing for Verifone, Inc., the industry leader in point-of-sale terminal products. While at Verifone from 1986 to 1994, he also held various other management positions, including Director of Product Management. Mr. Roberts graduated from the University of Texas in 1967 with a bachelors degree in Mathematics and in 1969 with a masters degree in Computer Sciences.

Chester N. Winter, Director since February 1994. Mr. Winter is a general partner of Colorado Incubator Fund, L.P., a venture capital fund, and also works as a business consultant at Paradigm Partners, L.L.C. From 1989 to 1992, he was Chairman and Chief Executive Officer of Clinical Diagnostics, Inc., a home health care product distributor. Also from 1989 to 1992, he was Senior Vice President of Sinco International Investments, Inc., a real estate investment and development company. He received a Masters degree from the University of Colorado.

Caesar Berger, Director since December 1995. Mr. Berger is a senior Vice President of Cardservice International, Inc. where he is responsible for the Technology Group. Mr. Berger joined Cardservice International in August of 1994. Prior to that, Mr. Berger served for more than ten years as President, and was the founder of, Computer Based Controls, Inc. a wholly-owned subsidiary of Electronic Clearing House Inc. Mr. Berger was a principal on the American Express Money Order project which resulted in the deployment of over 17,000 of the Money Order dispensers operating today in over 10,000 retail locations nationwide. Mr. Berger graduated in 1970 from Lvov Polytech Institute with the equivalent of an M.S. degree in Electronics and Computer Science.

Clyde Casciato, Vice President of Sales since August 1997. Since 1989, Mr. Casciato has held several management positions at AT&T Wireless Services, the wireless business unit of AT&T Corp., including Director of Sales and Marketing, District Manager - Major/National Accounts and most recently, Western U.S. Regional Sales/Distribution manager - Wireless Data. Mr. Casciato played a key role in helping to establish AT&T Wireless Services as the market leader in the emerging wireless data (packet and circuit switched) business segment. From 1984 to 1989, he held key sales management positions at Xerox Corp. including Major Account Manager and Program Sales Manager.

Tom Cote, Vice President of Corporate & Major Account Sales since August 1997. Mr. Cote has over 20 years experience in the investment industry, working with corporations, investment advisors, banks and trust departments throughout the United States and Europe. From 1994-1996 Mr. Cote was Director of Bank Securities Association where he managed all activities of this bank trade association. From 1992 through 1994 he served as Corporate Vice President - Institutional Services for Meridian Investment Management. Mr. Cote's experience also includes Vice President - Global Custody Sales (Europe & Middle East) for Security Pacific National Bank, Vice President - Institutional Sales for GT Global Financial Services, Institutional Account Executive for Fidelity Investments, Consultant Investment Services for Coopers & Lybrand, Assistant Vice President - Corporate Trust Sales for Security Pacific National Bank, Director of Marketing for Pacific Stock Exchange, and Marketing Service Representative for Foster & Kleiser Outdoor Advertising. Mr. Cote received a BA in Fine Arts from the University of California at Los Angeles in 1971.

Board of Directors and Committees

         The Company has a standing audit committee which consists of Messrs. Winter and Roberts. The audit committee recommends engagement of the Company's independent accountants, approves services performed by such accountants, and reviews and evaluates the Company's accounting system of internal controls. The audit committee did not meet during fiscal year 1997; however, these issues were discussed at the board meeting. The Company does not have standing nominating or compensation committees. The functions which these committees would perform are performed by the Board as a whole.

         The Company's Board of Directors met once during fiscal year 1997. All directors attended the meeting. Business of the Company was conducted primarily through consultation among management and directors followed by consent resolutions adopted by all members of the Board of Directors.

Compensation of Directors

         Directors who are not employees of the Company receive an annual stock option to purchase 20,000 shares of the Company's Common Stock. The grant is made pursuant to the Company's 1992 Stock Option Plan as of each director's anniversary date, with an exercise price equal to the market value of the underlying stock as of the date of grant. Options vest 25% on the date of grant and 25% on each six-month anniversary thereafter. This is the only arrangement for compensation of directors. A total of 20,000 stock options were granted to non-employee directors during the fiscal year ended June 30, 1997, and an additional 40,000 options are issuable under the Plan.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons owning more than ten percent of a registered class of the Company's equity securities ("ten percent shareholders") to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and ten percent shareholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) reports they file with the SEC.

             To the Company's knowledge, based solely on its review of the copies of such reports and amendments thereto furnished to the Company, and written representations that no other reports were required, the Company believes that during the Company's fiscal year ended June 30,1997, all Section 16(a) filing requirements applicable to the Company's officers, directors, and ten percent shareholders were complied with except as follows: Mr. Alan Roberts did not timely file a Form 4 or Form 5 to report the acquisition of a 20,000 share stock option as of September 29, 1996; Mr. Caesar Berger did not file Forms 4 or a Form 5 to report the exercise of a 10,000 share stock option on June 12, 1997, or the sale of 10,000 shares of Common Stock on or about June 30, 1997.


ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

         The following table shows all the compensation paid or to be paid by the Company to its Chief Executive Officer (the "Named Executive Officer") during the fiscal year ended June 30, 1997. Mr. Stambaugh did not serve as CEO for the Company during the fiscal years ended June 30, 1996 and 1995.

                                             Summary Compensation Table

                                                                         Long-Term
                              Annual Compensation                        Compensation
                              -------------------                        ------------
                                                                         Securities
                                                                         Underlying
Name, Principal                                                          Options           All Other
Position and Period           Salary ($)      Bonus ($)     Other ($)    Granted (#)       Compensation ($)
                              ----------      ---------     ---------    -----------       ----------------
Rod L.  Stambaugh (1), Chief      79,881          -0-           (2)            -0-                 -0-
Executive Officer
1997
===========================================================================================================

(1) Mr. Stambaugh commenced service as CEO as of October 23, 1996. Mr. Stambaugh succeeded Mr. Michael Brisnehan, who resigned as CEO at that time.

(2)  No amounts are shown under "Other" as the aggregate  incremental cost to the
     Company of personal  benefits  provided to the executive  officer did not exceed
     10% of his annual salary and bonus during the year.

                                          Option Grants in Last Fiscal Year

No stock options were granted to the Named Executive Officer during the fiscal year ended June 30, 1997.

                                 Aggregate Options Exercised in the Last Fiscal Year
                                          and Fiscal Year End Option Values



                              Number                    Number of Unexercised Options       Value of Unexercised,
                            of Shares                   Held   at   June   30,   1997           In-the-Money
                             Acquired      Value       -------------------------------
                           on Exercise  Realized ($)  Exercisable     Unexercisable    Options at June 30, 1997 (1)
                              --------  ------------  -----------------------------    ----------------------------
    Name                                                                               Exercisable    Unexercisable
    ----------------------
    Rod L. Stambaugh           -0-          -0-         133,400          21,600          $20,010         $3,240

(1)  Based on the average traded price of the  underlying  shares of Common Stock of $.28 per share at June 30,  1997,  less the per share  exercise  price of the options.

Employment Agreements and Change In Control Provisions

         The Company presently has an employment agreement with Evon A. Kelly, its current CEO, pursuant to which Mr. Kelly receives $150,000 in cash compensation per year, plus certain bonus compensation to be determined by the Board of Directors. Mr. Kelly has also been granted a non-qualified stock option to purchase up to 600,000 shares of the Company's Common Stock at $1.00 per share, exercisable as to 10% as of the date of grant (August 4, 1997) and vesting at the rate of 3% per month thereafter so long as Mr. Kelly remains in the employ of the Company. All options must be exercised within 10 years of the date of grant. All options immediately vest and become exercisable upon a change in control.

         The Company also has employment arrangements with Robert E. Robichaud, Clyde Casciato and Tom Cote. Mr. Robichaud receives a salary of $125,000 per year and may be entitled to a performance bonus of up to $25,000 for fiscal year 1998, as determined by the Board of Directors based on the performance of the Company. Mr. Robichaud was also granted options to purchase up to 50,000 shares of Common Stock at $3.95 per share under the Company's 1992 Stock Option Plan, with a vesting schedule of 10% as of his date of hire and 3% per month thereafter. Messrs. Casciato and Cote receive salaries of $80,000 and $70,000 per year, respectively, and may be entitled to bonuses of $30,000 each for fiscal year 1998, as determined by the Board of Directors based on the performance of the Company. These employees have also been granted stock options under the Company's 1992 Stock Option Plan to purchase up to 50,000 shares of Common Stock, exercisable at $4.24 per share, with the same vesting schedule as Mr. Robichaud's options. All options immediately vest and become exercisable upon a change in control.

Stock Option Plan

         General. The Company's Amended 1992 Stock Option Plan (the "Plan") was adopted for the purpose of granting employees, directors, and consultants of the Company options to purchase common stock so that they may have the opportunity to participate in the growth of the Company and to provide the participants an increased incentive to promote the interests of the Company.

         Administration of the Plan. The Plan is administered by at least two disinterested members of the Board of Directors (the "Board") or the Board itself. The Board may from time to time adopt rules and regulations as it deems advisable for the administration of the Plan, and may alter, amend or rescind any rules and regulations in its discretion. The Board has the power to interpret, amend or discontinue the Plan.

         Grant of Options. Options may be granted under the Plan for a total of 2,680,000 shares of Common Stock. The number of shares underlying options available to the Plan was increased to 2,680,000 from 880,000 on August 6, 1997 by the Board of Directors, subject to shareholder approval at the next Annual Meeting of Shareholders. As of September 30, 1997, there were a total of 526,399 options outstanding under the Plan, as amended, 341,599 of which were vested. An
                                       35
additional 40,000 options are issuable under the Plan to non-employee directors for Fiscal year 1997. Additional grants of options may be made only to
employees,   directors  and  consultants  of  the  Company  and  any  parent  or subsidiary. The Board determines the terms of options granted under the Plan, including the type of option (which can be an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or a non-qualified stock option), the exercise price, the number of shares subject to the option, and the exercisability thereof. The Board also determines, at the time of grant, the period during which the option will be exercisable.

         Terms and Conditions of Options. The Board may impose on an option any additional terms and conditions which it deems advisable and which are not inconsistent with the Plan. The exercise price of any stock option granted under the Plan must not be less than 100% of the fair market value of a share of Common Stock on the date of grant, except as to an optionee who at the time an incentive stock option is granted owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price of such incentive stock option must be at least equal to 110% of the fair market value of the shares as of the date prior to the date of the grant. In addition, no incentive stock option can be granted to any employee where the aggregate fair market value of the shares (determined at the date of such option grant) for which such incentive stock options are exercisable for the first time in any calendar year exceeds $100,000. In connection with a merger, sale of all of the Company's assets, or other transaction which results in the replacement of the Company's Common Stock with the stock of another corporation, all granted options (including unvested options) become exercisable immediately prior to the consummation of the transaction, unless other provisions are made with respect to those options.

         Exercise of Options. An optionee may exercise less than all of the matured portion of an option, in which case such unexercised, matured portion shall continue to remain exercisable, subject to the terms of the Plan, until the option terminates. Vested options must be exercised within three months of an optionee's termination with the Company.

         Federal Income Tax Consequences.

         Incentive Stock Options. The Company anticipates that all options granted under the Plan and treated by the Company as "incentive stock options," that is, a stock option described in Section 422 of the Code, will have the following anticipated (but not guaranteed) federal income tax consequences, among others: the optionee will recognize no income at the time of grant; upon exercise of the incentive stock option, no income will result to any party; if there is no disposition of the shares until a date that is both (i) two years from the grant of an incentive stock option and (ii) one year from its exercise, no amount will be ordinary income and, upon disposition in a taxable transaction, the employee will receive long-term capital gain or loss treatment equal to the difference between his amount realized and the option price; any gain realized upon a disposition other than as set forth above may result in ordinary income tax treatment to the optionee; generally, the Company receives no deduction in connection with the transaction; and, certain optionees may incur alternative minimum tax treatment under the Code upon exercise of an incentive stock option.

         Non-qualified Stock Options. The Company anticipates that all non-qualified stock options granted under the Plan will have the following anticipated (but not guaranteed) federal income tax consequences, among others: the optionee will recognize no income at the time of grant; upon exercise of the non-qualified stock option, the individual to whom the option is granted should be deemed to receive ordinary income at the time of exercise equal to the excess, if any, of the fair market value of the acquired shares at such time over the option price for such shares; if the shares acquired upon the exercise of a non-qualified stock option are disposed of in a taxable transaction, the individual disposing of such shares will have a realized and recognized capital gain or loss equal to the difference, if any, between the amount realized and the adjusted basis of such shares to him; such gain or loss will be long-term or short-term depending on whether or not such shares are held for longer than six months; and, the adjusted basis usually (but not always) will include the option price plus any ordinary income described above with respect to such shares.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information regarding beneficial ownership of the Company's Common Stock as of September 30, 1997, for (i) each director and Named Executive Officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock. All beneficial ownership is sole and direct unless otherwise indicated. As of
September 30, 1997, there were a total of 9,192,270 shares of Common Stock outstanding.
                                       36

     Except as otherwise indicated, the address of each of the following persons is c/o U.S. Wireless Data, Inc., 2200 Powell Street, Suite 450, Emeryville,
CA  94608.

                                           Shares Beneficially Owned (1)
                                           -----------------------------
                                                                             Percent of
Name of Beneficial Owner                                          Number        Class
-----------------------------------------------------------     ---------       -----
Rod L. Stambaugh ..........................................     422,900(2)       4.5%
Evon A. Kelly .............................................      96,000(3)       1.0%
Alan B. Roberts ...........................................      23,740(4)        *
Chester N. Winter .........................................      80,281(5)        *
Caesar Berger .............................................     202,704(6)       2.2%
 John Liviakis ............................................   2,748,750(7)      29.5%
   2420 "K" Street, Suite 220
   Sacramento, CA 95816
 Robert B. Prag ...........................................     916,250(8)       9.9%
   2420 "K" Street, Suite 220
   Sacramento, CA 95816
 entrenet Group, LLC ......................................     700,000(9)       7.1%
   5213 El Mercado Parkway, Suite D
   Santa Rosa, CA 95403
All directors and executive officers as a group (8 persons)     852,625(10)      8.9%

 *   Represents less than 1% of outstanding shares.

(1) The persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and except as otherwise indicated in the other footnotes to this table. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange
     Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, warrants or rights held by that person that are currently exercisable or exercisable or issuable within 60 days are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes shares underlying a total of 145,500 options exercisable within 60 days of September 30, 1997.

(3) Represents shares underlying a total of 96,000 options exercisable within 60 days of September 30, 1997.

(4) Includes shares underlying a total of 15,000 options and 2,631 warrants exercisable within 60 days of September 30, 1997.

(5) Includes shares underlying a total of 67,781 options exercisable within 60 days of September 30, 1997.

(6) Includes 192,704 shares owned of record by Cardservice International, Inc. ("CSI"), a company for which Mr. Berger serves as executive vice president and which is a significant customer of the Company. See "Certain Transactions." Mr. Berger disclaims any beneficial ownership of the shares owned or record by CSI. Also includes 10,000 shares underlying options exercisable within 60 days of September 30, 1997.

(7) Information based upon Schedule 13D dated August 6, 1997 and Schedule 13D Amendment No. 1 dated September 16, 1997. The number of shares shown includes a total of 123,750 shares of Common Stock issuable to Liviakis Financial Communications, Inc. ("LFC") pursuant to a consulting agreement between the Company and LFC, under which the Company is obligated to issue the shares as of November 15, 1997. See "Certain Transactions."

(8) Information based upon Schedule 13D dated August 6, 1997 and Schedule 13D Amendment No. 1 dated September 16, 1997. The number of shares shown includes a total of 41,250 shares of Common Stock issuable to LFC pursuant to a consulting agreement between the Company and LFC, under which the Company is obligated to issue the shares to Mr. Prag, a vice president of LFC, as of November 15, 1997. See "Certain Transactions."

(9) Includes 700,000 shares underlying convertible debentures issuable as consulting fees to entrenet Group, LLC.

(10) Includes all shares underlying options and warrants as described in footnotes (2) - (6) of this table. Also includes a total of 27,000 shares underlying options issued to three additional executive officers which are exercisable within 60 days of September 30, 1997. See "Executive Compensation."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions between the Company and Cardservice International, Inc.
--------------------------------------------------------------------

     Mr. Caesar Berger, a director of the Company, is also an officer of Cardservice International, Inc. The Company and CSI have been involved in what is primarily a customer - vendor relationship, and CSI purchased approximately $698,000 and $398,000 in product from the Company in the fiscal years ended June 30, 1997 and 1996, respectively. In fiscal 1996, CSI advanced the Company $162,500 for the purchase of raw materials in exchange for warrants to purchase a total of 142,544 shares of Common Stock, exercisable at 150% of the then current market price, including registration rights on the underlying shares. The Company is obligated to pay royalties to CSI on future sales of POS-50 product built with the inventory, although through June 30, 1997, no units had been built using the inventory.


Transactions with Liviakis Financial Communications, Inc. ("LFC") and Affiliates
--------------------------------------------------------------------------------
of LFC
------

     In August of 1997, the Company entered into a Consulting Agreement with Liviakis Financial Communications, Inc. ("LFC") pursuant to which the Company is obligated to issue a total of 300,000 shares of its Common Stock as consulting fees to LFC over the one year term of the Consulting Agreement. Pursuant to the Consulting Agreement, the Company will also pay LFC cash equal to 2.5% of the gross proceeds received as a finder's fee as a result of any direct financing located for the Company by LFC.

     The Company also sold a total of 3,500,000 shares of Common Stock and warrants to purchase an additional 1,600,000 shares of Common Stock exercisable at $.01 per share, to two affiliates of LFC, John Liviakis and Robert B. Prag. Pursuant to this transaction, Messrs. Liviakis and Prag became significant shareholders of the Company.

     In October 1997, the Company received a bridge loan from Liviakis Financial Communications, Inc. For $200,000 pending completion of more permanent financing. Following a significant funding (greater than $2 million) the Company will repay the bridge loan along with interest of nine percent

     The above transactions are described in more detail under Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events."


Transactions with entrenet Group, LLC
-------------------------------------

     In June 1997, the Company entered into a consulting agreement with entrenet Group, LLC, for consulting services. The transaction is described in the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1997 under Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." The Company has renegotiated the consideration it will pay to entrenet under the Consulting Agreement. The Company anticipates issuing a $150,000 convertible debenture to entrenet, with interest payable at 10% per annum, due in full on or before June 2, 1998. Principal and interest are to be convertible into Common Stock of the Company over the year ending June 2, 1998, at the lesser of $.50 per share or the price at which the Company offers its Common Stock for sale during such period, but in no event lower than $.2143 per share. At $.50 per share, the Company would be required to issue a total of 300,000 shares of Common Stock; at $.2413 per
                                       38
share, the Company would be required to issue 700,000 shares of Common Stock. In addition, the Company expects to issue a second convertible debenture to entrenet for $40,000 bearing interest at 7% per annum, payable in full on or before July 24, 1998, which will be convertible on the same terms and for the same security as any financing secured by the Company of at least $2,000,000. This debenture is in payment of a finder's fee to entrenet for the financing received from the affiliates of LFC, as described above. Entrenet has been granted "piggyback registration rights" covering all shares of Common Stock issuable to it under these debentures.

EXHIBITS AND REPORTS ON FORM 8-K

(a)          List of Exhibits Required by Item 601 of Regulation S-B
             -------------------------------------------------------

                Exhibit    Description
                -------    -----------
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

(b)      Reports on Form 8-K
         -------------------

     There were no reports on Form 8-K that were filed during the last quarter of the fiscal year ended June 30, 1997.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: October 14, 1997


U.S. WIRELESS DATA, INC.


\s\ Evon A. Kelly               Chief Executive Officer and     October 14. 1997
------------------------        Director                        ----------------
Evon A. Kelly


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




\s\ Evon A. Kelly               Chief Executive Officer and     October 14, 1997
------------------------         Director                       ----------------
Evon A. Kelly




\s\ Rod L. Stambaugh            President and Chairman of the   October 14, 1997
------------------------        Board of Directors              ----------------
Rod L. Stambaugh




\s\ Robert E. Robichaud         Chief Financial Officer and     October 14, 1997
------------------------        Principal Accounting Officer    ----------------
Robert E. Robichaud




------------------------        Director                         ---------------
Alan B. Roberts




\s\ Chester N. Winter           Director                        October 14, 1997
------------------------                                        ----------------
Chester N. Winter




\s\ Caesar Berger               Director                        October 14, 1997
Caesar Berger                                                   ----------------
                                       41