Form 10QSB
period 1997-09-30
U S WIRELESS DATA INC
filed 1997-11-19
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

|X| Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.


Commission File No.: 0-22848


                            U.S. Wireless Data, Inc.
             (Exact name of registrant as specified in its charter)


                   Colorado                               84-1178691
                   --------                               ----------
          (State of incorporation)            (IRS Employer Identification No.)


                          2200 Powell Street, Suite 450
                          Emeryville, California 97608
                          ----------------------------
          (Address of principal executive offices, including zip code)



                                 (510) 596-2025
                                 --------------
              (Registrant's Telephone Number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                         Yes  _X_                   No  ___


As of September 30, 1997 there were outstanding 9,192,270 shares of the Registrant's Common Stock (no par value per share).


Transitional Small Business Disclosure Format

                         Yes ___                     No _X_

                            U.S. WIRELESS DATA, INC.
                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                          Page

Item 1.   Financial Statements (Unaudited)

          Balance Sheet --
                 September 30, 1997........................................3

          Statements of Operations --
                 Three Months Ended September 30, 1997 and 1996............4

          Statements of Cash Flows --
                 Three Months Ended September 30, 1997 and 1996............5

          Notes to Financial Statements....................................6-8

Item 2.   Management's Discussion and Analysis.............................9-11



PART II   OTHER INFORMATION

Item 1.   Material Developments in Connection with Legal Proceedings.......12

Item 3.   Defaults Upon Senior Securities..................................12

Item 5.   Other Information 13

Item 6.   Exhibits and Reports on Form 8-K.................................13

                            U.S. WIRELESS DATA, INC.

                                  BALANCE SHEET
                                   (Unaudited)


                                                               September 30, 1997
                                                             -----------------------
                                            ASSETS

Current Assets:
        Cash ....................................................   $    68,018
        Accounts receivable, net of allowance for ...............       208,907
            doubtful accounts of $15,979                                 15,979
                                                                         ------
                                                                        224,886

        Sales-type lease receivables ............................        11,023
        Inventory, net ..........................................       223,478
        Other current assets
                                                                        113,964
                 Total current assets ...........................       625,390

Property and equipment, net .....................................        35,159
Notes receivable ................................................       324,857
                                                                        -------
                                                                        360,026
Other assets
                                                                         22,286


Total assets ....................................................             $
                                                                        682,835


                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable ........................................  $    452,953
        Accrued liabilities .....................................       152,347
        Notes payable
                                                                        803,649
                                                                        -------
                Total current liabilities
                                                                      1,408,949
                                                                      ---------

Long Term Debt ..................................................        45,000

Total Liabilities ...............................................     1,453,949

Commitments and contingencies  (See Notes)

Stockholders' Equity:
        Common stock, no par value, 12,000,000 ..................     9,192,270
                shares authorized; 9,192,270
                shares issued and outstanding
        Common stock subscribed .................................             0
        Additional paid-in capital ..............................     7,579,509
        Accumulated deficit
                                                                    (17,514,943)
        Notes Receivable from Shareholder
                                                                        (27,950)
                                                                        -------
                Total stockholders' equity ......................      (771,114)


Total liabilities and stockholders' equity ......................   $    682,835
                                                                    ============




                             See Accompanying Notes

                            U.S. WIRELESS DATA, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                               Three Months Ended
                                                     September 30, 1997      September 30, 1996


Revenue .................................................   $   257,473    $   387,218
Cost of goods sold ......................................       173,796        265,449
                                                                -------        -------

Gross margin (deficit) ..................................        83,677        121,769
                                                            -----------    -----------

Operating Expenses:
    Selling, general and administrative .................       530,855        171,157
    Research and development ............................        95,314        118,469
                                                            -----------    -----------
                                                                626,169        289,626
                                                            -----------    -----------

Loss from operations ....................................      (542,492)      (167,857)

Interest income .........................................             0          5,967

Interest expense                                                (23,900)
Other income ............................................        12,302
                                                                 ------
                                                                 11,590

Litigation settlement                                                 0              0

Loss from continuing operations .........................      (554,090)      (161,890)
                                                            -----------    -----------

Loss from discontinued operation                                 --             --
                                                            -----------    -----------

Loss before extraordinary item                                   --             --
                                                            -----------    -----------

Extraordinary gains on restructuring of payables and debt        --             --
                                                            -----------    -----------

Net loss ................................................   $  (554,090)   $  (161,890)
                                                            ===========    ===========

Earnings (loss) per share:
    From continuing operations ..........................    $     (.07)   $      (.03)
    From discontinued operation
                                                                      0              0
    From restructuring of payables and debt
                                                                      0              0
                                                            -----------    -----------
    Net loss per share ..................................    $     (.07)   $      (.03)
                                                            ===========    ===========

Weighted average common shares outstanding ..............     7,769,847      4,653,482
                                                            ===========    ===========

                             See Accompanying Notes

                            U.S. WIRELESS DATA, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                       Three Months Ended
                                                                    9/30/97            9/30/96
                                                                    -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...................................................... $(554,090)   $(161,890)

     Depreciation and amortization .................................     5,286       20,496
     Non-cash consulting services ..................................    95,889

   Changes in assets and liabilities:
          (Increase) decrease in:
               Accounts receivable .................................   (88,377)      95,948
               Inventory ...........................................   (14,611)     (26,382)
               Other assets ........................................   (16,687)      28,608
          Increase (decrease) in:
               Accounts payable ....................................    88,740      139,100
               Accrued liabilities .................................    17,467     (100,222)

               Net cash used in operating activities ...............  (457,090)     (25,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) in Other assets ....................................   (10,791)        --
                                                                       -------     ---------
               Net cash used in investing activities ...............   (10,791)        --


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of stock ...............................   514,033         --
                                                                                  ---------
     Proceeds from issuance of debt
                                                                        15,783         --
                                                                     ---------    ---------
              Net cash provided by financing activities ............   529,816         --


INCREASE (DECREASE) IN CASH ........................................    61,935      (25,942)


CASH, Beginning of period
                                                                         6,083       40,350
                                                                     ---------    ---------


CASH, End of period ................................................ $  68,018    $  14,408
                                                                     =========    =========


                             See Accompanying Notes

                            U.S. WIRELESS DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 -- ACCOUNTING PRINCIPLES

      The balance sheet as of September 30, 1997, as well as the statements of operations and of cash flows for the three months ended September 30, 1997 and September 30, 1996, have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for fiscal year end June 30, 1997. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.


Note 2 -- FINANCIAL CONDITION AND LIQUIDITY

      The Company has incurred an accumulated deficit of approximately $17.5 million since inception, including a loss of $554 thousand in the first quarter of fiscal year 1998. In order to continue as a going concern, the Company has transitioned to a recurring revenue focus, is working on programs to increase revenue levels and product margins, is negotiating new distribution agreements and seeking additional debt or equity financing.

      Subsequent to June 30, 1997, the Company has strengthened the management team, signed several significant distribution agreements, which are expected to build a recurring revenue base, started the expansion of the sales force and expanded its contract manufacturing relationships. The current sales volume is inadequate to fund the infrastructure growth and business transition. As a result, and as part of its continuing effort to find working capital funding in order to continue operations, the Company has entered into certain consulting agreements designed to facilitate financing relationships with third parties. While management is confident it can accomplish this objective, there is no guarantee that this additional funding will occur in the required time frame.

      The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.


Note 3 -- NET LOSS PER SHARE

      Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding at the end of the period. Exercisable stock options and warrants are not included in the calculation since their effect would be anti-dilutive.

Note 4 -- LIVIAKIS FINANCIAL COMMUNICATIONS INC. ("LFC") - FINANCING

       As the Company entered the first quarter of fiscal 1998, it faced the need for increased liquidity to meet its obligations and fund a significant rollout of the CDPD TRANZ Enabler product. In August 1997, through an introduction by the entrenet Group, LLC. ("entrenet"), the Company sold 3.5 million unregistered shares of common stock and 1.6 million warrants to purchase common stock at an exercise price of $0.01 per share to two officers of LFC for $500,000 in cash. The warrants are exercisable from January 15, 1998 through August 4, 2002. The securities sold to LFC carry future registration rights, including a one-time demand registration, with fees to be paid by the Company (See also Note 9, below).

       In accordance with its agreement with entrenet, The Company has granted entrenet the to right to receive 280,000 unregistered shares of the Company's Common Stock as compensation for an 8% finders fee for the direct source financing. The stock will be issued to entrenet at such time as the Company has obtained shareholder approval for an increase in authorized Common Stock. The agreement provides entrenet with "piggyback registration rights"


Note 5 -- LIVIAKIS FINANCIAL COMMUNICATIONS INC. ("LFC") - CONSULTING

       Additionally, in August 1997, the Company retained LFC to advise and assist the Company in matters concerning investor relations, corporate finance and strategic management and planning covering the period from July 31, 1997 through July of 1998. As compensation for these services, the Company will issue a total of 300,000 unregistered restricted shares of its Common Stock and $10,000 in cash as consulting fees. The issuance of the shares of Common Stock will occur at various times during the consulting agreement, commencing November 15, 1997. Pursuant to the consulting agreement, the Company will also pay LFC a cash fee equal to 2.5% of the gross proceeds received as a finder's fee for any direct financing located for the Company. The shares will also contain registration rights as described in Note 4, above.


Note 6 -- LITIGATION


       In September of 1996, the Company agreed to terms to settle securities fraud litigation, pending since 1994, which was brought in relation to the Company's initial public offering of December 1993. The parties' agreement (the "Settlement Agreement") was filed in the United States District Court for the District of Colorado on January 15, 1997 in consolidated Case N0. 94-Z-2258, Appel, et al. v. Caldwell, et al. By its order approving the settlement, the court certified a plaintiff's settlement class and provided the mechanism for payment of claims. The Company contributed directly or by indemnification a total of $10,000 to the total settlement fund of $2,150,000. The remaining portion of the settlement was contributed by certain underwriters of the Company's initial public offering and securities counsel. No objections to the Settlement Agreement were made. No potential class member opted-out of the settlement and all are bound by the release granted the Company. All claims against the Company in those consolidated cases were dismissed by final federal court order on September 4, 1997. No appeal was filed. Similar state court claims were dismissed by Colorado district court order dated October 9, 1997.

     To resolve cross-claims asserted by underwriters in the litigation, U.S. Wireless Data, Inc. agreed to transfer to RAS Securities Corporation, H.J. Meyers & Co, Inc., Sands & Co. Ltd. and R.J. Steichen & Co. a total of 600,000 U.S. Wireless Data, Inc. common shares upon the effective date of the Settlement Agreement. The Company has agreed to register such shares upon demand not sooner than April 26, 1998. Further, on September 17, 1997 the Company agreed to entry of a consent judgment against it and in favor of Don Walford, the sole shareholder of underwriter Walford Securities, Inc., in the amount of $60,000, payable over a three-year period.

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

       In July of 1997, the Company executed a two-year agreement for consulting services to be provided by Mr. Gary Woolley. In addition to monthly cash compensation, Mr. Wooley received a $50,000 two-year convertible note with 10% interest per annum. The principal balance of the note is convertible into Common Stock at $.40 per share. A dispute arose between Mr. Wooley and the Company and the consulting agreement was terminated at the end of August 1997. Mr. Wooley and the Company are currently in discussion to determine if the matter can be resolved amicably.

      Note 7 -- Stock Warrants.

     As a result of the issuance of securities to LFC as described in Note 4, above, and adjustments to the exercise terms of the Common Stock purchase warrants issued to the underwriters in conjunction with the Company's December 1993 initial public offering was required. Those warrants which were initially exercisable to purchase 165,000 shares @ $12.33 per share are now exercisable to purchase 285,621 shares @ $7.12 per share.


Note 8 -- RECENT ACCOUNTING PRONOUNCEMENTS

       In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". SFAS No. 128, which is effective for periods ending after December 15, 1997, requires changes in the computation, presentation, and disclosure of earnings per share. All prior period earnings per share data must be restated to conform to the provisions of SFAS No. 128. The Company will adopt SFAS No. 128 during the fourth quarter of fiscal 1998, but does not expect the new accounting standard to have a material impact on the Company's reported loss per share.

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130, which is effective for all periods beginning after December 15, 1997, establishes standards for reporting and displaying comprehensive income and its components with the same prominence as other financial statements. All prior periods must be restated to conform to the provisions of SFAS No. 130. The Company will adopt SFAS No. 130 during the first quarter of fiscal 1999, but does not expect the new accounting standard to have a material impact on the Company's reported financial results.

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


Note 9 -- SUBSEQUENT EVENTS

     Subsequent to September 1997, the Company received two bridge loans from the principals of Liviakis Financial Communications Inc. totaling $275,000, pending completion of more permanent financing. Following a significant funding, the company will repay the bridge loans along with interest of 9% percent per annum.

     Subsequent to September 1997, the Company has been working on structuring a private offering of securities targeted to raise between $2 to $4 million through the sale of convertible debt from "accredited investors" as defined in Rule 501 of Regulation D under the Securities Act of 1933. In conjunction with this financing, the Company intends to submit proposed amendments to its Articles of Incorporation at the upcoming shareholders meeting to authorize the creation of Preferred Stock and increase the number of authorized shares of Common Stock available to the Company. The Company also anticipates that it will be required to register shares of common stock underlying the securities sold in the offering. No assurances can be given that the Company will be successful in completing this financing.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       RESULTS OF OPERATIONS

       U.S. Wireless Data, Inc., a Colorado corporation, (the "Company" or "USWD"), was organized on July 30, 1991 for the purpose of designing, manufacturing and marketing a line of wireless and portable credit card and check authorization terminals. The Company's first product, known as the POS-50(R), is the world's first integrated wireless credit card and check authorization terminal using cellular communication technology. With over 4,000 POS-50(R) terminals in the marketplace, the Company is recognized as the leader in providing wireless terminal transaction equipment for the mobile marketplace. The POS-50 product accounted for most of the sales recorded in the first quarter ended September 30, 1997.

       Over the past two and a half years, USWD has focused its product development effort on incorporating Cellular Digital Packet Data (CDPD) technology into its product line. CDPD is a high-speed digital packet data, internet protocol (IP) based technology that operates in parallel with current cellular voice networks. It is designed for high speed encrypted data transmission over the air-link and will not interfere with or degrade cellular voice traffic. Because of the high speed nature of CDPD technology, and the ability to bypass the public switched telephone network, the Company's new line of CDPD-based terminals can have significant performance and communication cost advantages when compared with the traditional dial-up terminals currently being sold in the U.S. market today. The result is that the Company now offers two new CDPD products that reduce the current authorization time from approximately 15 seconds to 3 to 5 seconds.

       The most  significant  USWD  product is the TRANZ*  Enabler  which allows current VeriFone Tranz(R) 330 or Tranz(R) 380 users to immediately convert their terminals and printers from a land-line telephone dial-up mode to a high-speed wireless mode of operation. By effecting this technological upgrade, the cost of dedicated telephone lines is eliminated as are the delays created by busy telephony networks during peak periods of authorization activity. Furthermore, the efficiencies created by adopting the CDPD technology and USWD's alliance with a major transaction processor enabled U.S. Wireless Data to develop a pricing schedule which lowers transaction and/or discounts rates that most retailers are currently paying to handle credit and debit card transactions. The TRANZ Enabler is directed at the existing U.S. installed base of more than 3.5 million TRANZ 330 and TRANZ 380 terminals. *TRANZ is a registered trademark of Verifone, Inc.

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

       In mid fiscal year 1997, the Company made a fundamental decision to change the manner in which it generates revenue. If successfully implemented, this significant decision transforms the Company from being a "box maker" in which it earned one time wholesale margins from the sale of its products to earning recurring revenue by providing wireless credit card and debit card processing services to retail merchants. In January 1997 the Company executed a Member Service Provider ("MSP") agreement with NOVA Information Systems ("NOVA"), the nation's 7th largest credit card transaction processor. As a registered MSP of NOVA, the Company can enroll merchants to process their credit and debit card transactions with NOVA. This MSP agreement allows U.S. Wireless Data to earn revenue on each card swipe and every dollar processed by merchants enrolled by the Company.

       Another key element of USWD's strategic direction is the close alliance with large communications carriers such as GTE Mobilnet. In addition to the CDPD service agreement signed in fiscal 97, GTE Wireless and U.S. Wireless Data, Inc., in August 1997, announced a joint marketing and operating agreement to distribute USWD's proprietary TRANZ Enabler credit card processing system using GTE's CDPD network. Both companies are engaged in a nation wide deployment, which will extend TRANZ Enabler sales to merchants through over 450 GTE sales representatives. The agreement contains certain operational and financial performance criteria, directly related to the joint marketing program, which must be met by the Company. The Company is building a sales and support organization to provide local support for the GTE sales representatives. By leveraging the sales organizations of the major CDPD providers, the Company has the potential to quickly reach a large number of merchants. The Company plans to execute similar joint marketing agreements with the other CDPD service providers with which it currently has cellular service resale agreements.

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

       Between October and November 1997, the Company received two bridge loans from Liviakis Financial Communications, Inc. totaling $275,000, pending completion of more permanent financing. Following a funding of at least $1 million, the Company will repay the bridge loan along with interest of nine percent.

       In early August 1997, the Company announced the appointment of Evon Kelly to the position of Chief Executive Officer. At this same time, Rod Stambaugh assumed the position of President. Also in August, the Company hired Clyde Casciato, Vice President Sales; Tom Cote, Vice President Major Accounts; and in September hired Robert Robichaud, Chief Financial Officer. In September 1997, the Company executed a lease for office space in Emeryville, California. The lease provides for approximately 4,500 square feet at an initial rate of $9,942 per month commencing October 1997, and containing an initial term of 5 years. The monthly rent will progress to a rate of $11,640 in year five.

       Net Sales

       Net sales of $257,473 for the first quarter of fiscal 1998 decreased from net sales of $387,218 generated during the first fiscal quarter of 1997. Unit sales decreased in part because of a decrease in direct sales headcount during fiscal 97 as the company continued to face significant financial pressure. In addition, efforts were focused on completing the development of a business plan, which will shift the company from a per-unit sales approach to a recurring revenue model. Efforts were also focused on completing negotiations with GTE and establishing a new management team to execute the new business plan. The POS-50 product accounted for most of the sales recorded in the first quarter ended September 30, 1997.

       Gross Margin

       Gross margins in the first fiscal quarter of 1998 were $83,687 compared to $122,008 for the same period in fiscal 1997. As a percent of revenue, gross margins increased by approximately 1.4%, despite the sale of to the sale of $83,000 of TRANZ Enabler sales demo units at cost for the new GTE marketing rollout. The increase was due primarily to more favorable margins on the POS-50(R) product as a result of reduced product cost.


       Operating Expenses

       Selling, general and administrative, and research and development expenses increased from $171,157 in the first fiscal quarter of 1997 to $530,855 in the first fiscal quarter of 1998. This increase was due to expenditures of $150,000 for consulting fees related to the development of the new business plan, increased compensation expense for new additions to the management team and increased travel and communication expense related to the new marketing program. The Company continues to add sales and support personnel to impliment the new marketing programs. In the near term operating expense will rise in advance of sales revenue.

       Research and development expenses decreased from $118,469 in the first fiscal quarter of 1996 to $95,314 in the first fiscal quarter of 1998. This decrease was due to reduced occupancy and allocation of overhead spending expense.


       Other Income/(Expense)

       Other income/(expense) decreased from $5,967 in the third fiscal quarter of 1997 to $(11,598) in the first fiscal quarter of 1998. This decrease was due primarily to an increase in interest expense related to notes payable.


       Financial Condition, Capital Resources and Liquidity

       The Company continues to have significant concerns regarding its financial condition and liquidity. While the Company is optimistic with its medium and long term opportunities, it is constrained by its immediate financial condition and requirement for increased liquidity. The Company has accumulated a deficit of approximately $17.50 million since inception and currently has a negative working capital position. The Company's CDPD based products, the GTE joint marketing and distribution agreement, pending distribution agreements and transition to a recurring revenue focus present an opportunity for significant revenue growth, an eventual return to profitability, and the generation of a positive cash flow from operations. At present, the development of the Company's infrastructure and expansion of the sales and marketing organization requires additional financing. Implementation of the Company's business plan is dependent on the infusion of new debt or equity financing. As of the date of this report, the Company is seeking to raise between $2 to $4 million. The Company is working both directly and through its consultants to secure additional debt or equity financing which is expected to fund the Company's growth. While management is confident it can accomplish this objective, there is no guarantee that this additional funding will occur in the required time frame.

Part II


       ITEM 1 -- LEGAL PROCEEDINGS

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

     To resolve cross-claims asserted by underwriters in the litigation, U.S. Wireless Data, Inc. agreed to transfer to RAS Securities Corporation, H.J. Meyers & Co, Inc., Sands & Co. Ltd. and R.J. Steichen & Co. a total of 600,000 U.S. Wireless Data, Inc. common shares upon the effective date of the Settlement Agreement. The Company has agreed to register such shares upon demand not sooner than April 26, 1998. Further, on September 17, 1997 the Company agreed to entry of a consent judgment against it and in favor of Don Walford, the sole shareholder of underwriter Walford Securities, Inc., in the amount of $60,000, payable over a three-year period.

       In July of 1997, the Company executed a two-year agreement for consulting services to be provided by Mr. Gary Wooley. In addition to monthly cash compensation, Mr. Wooley received a $50,000 two-year convertible note with 10% interest per annum. The note is convertible into Common Stock at $.40 per share. A dispute arose between Mr. Wooley and the Company and the consulting agreement was terminated at the end of August 1997. Mr. Wooley and the Company are currently in discussion to determine if the matter can be resolved without litigation.

ITEM 2 -- CHANGES IN SECURITIES

         See Note 7 -  Stock Warrants in Notes to Financial Statements.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

         The Company is indebted to Omron Systems, Inc. under a Secured Installment Note dated March 27, 1995, for the principal amount of $387,866 and interest thereon. The terms of such note required the Company to make payments of principal and interest each month from April 1995 through December 1995, at which time the note became due. The Company made one principal payment, and monthly interest payments through October 1996, in accordance with the terms of the note, but has made no other principal payments under this note and for that reason is in default. The Company continues to discuss options with Omron regarding the possible restructuring or mutually agreeable settlement of this note.


ITEM 5 -- OTHER INFORMATION

         See Note 9 - Subsequent Events in Notes to Financial Statements.



ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits required by Item 601 of Regulation S-B

              27 Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  U.S. WIRELESS DATA, INC.
                                                  Registrant


Date:    November 16,1997                        By: \s\ Evon Kelly
-----    ----------------                        ------------------
                                                  Chief Executive Officer


         November 16,1997                         By: \s\ Robert E. Robichaud
         ----------------                         ---------------------------
                                                  Chief Financial Officer