Form 10KSB/A
period 1997-06-30
U S WIRELESS DATA INC
filed 1998-01-02
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 2

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


                               Yes ___  No _X_

EXHIBITS AND REPORTS ON FORM 8-K

(a)          List of Exhibits Required by Item 601 of Regulation S-B
             -------------------------------------------------------

                Exhibit    Description
                -------    -----------
                3.1        Copy of Amended Articles of Incorporation (2)

                3.2        Copy of Amended Bylaws (2)

                4.1        Representative's Warrant Agreement dated as of December 2, 1993

                4.2        Common Stock Purchase Warrant issued to James B. Walters on or about
                           April 12, 1993

                4.3        Common Stock Purchase Warrant issued to Kenneth DeJohn on or about May 1, 1993

                4.4        Consulting Agreement dated August 15, 1992, as amended April 12, 1993, with James B. Walters (1)

                4.5        Form of Common Stock Purchase Warrant issued to John Liviakis and Robert Prag as of August 4, 1997 (This exhibit is included in Exhibit 10.13 filed herewith.)

                10.1       License and Volume Purchase Agreement with OMRON Systems of America with
                           Solectron Addendum (1)

                10.2       Promissory Note with OMRON Systems, Inc. (2)

                10.3       Supply Agreement with Novatel Communications LTD. (2)

                10.4       Release Agreement with Richard P. Draper (2)

                10.5       Copy of Amended 1992 Stock Option Plan (3)

                10.6       Agreement for Manufacture and Purchase between USWD, Uniform Industrial Corp and Cardservice International, Inc. (2)

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

                10.15      Purchase Agreement with Unicard Systems, Inc. dated September 18, 1997

                10.16      Purchase Agreement with Wellex Systems Manufacturing & Distribution Group dated
                           August 7, 1997

                10.17      Underwriting Agreement between the Company, RAS Securities Corp.,
                           Walford & Company, Incorporated and Thomas James Associates, Inc. dated
                           December 2, 1993 (4)

                21.1       List of Subsidiaries (2)

                23.1       Consent of Independent Accountants

                27         Financial Data Schedule

 (1)  Incorporated by reference from the like-named exhibit filed with the Company's Registration Statement on Form SB-2,
      SEC File No. 33-69776-D.

 (2)  Incorporated by reference from the like-named exhibit filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, filed on October 13, 1995 (Control No. 95201388)

 (3)  Incorporated by reference from the like-named exhibit filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996,filed on October 21, 1996.  (Control No. 96645557)

 (4)  Incorporated by reference from the like-named exhibit filed with Amendment No. 5 to the Company's Registration Statement on
      Form SB-2, SEC File No. 33-69776-D.


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

                                                                     Exhibit 4.1
--------------------------------------------------------------------------------




                          U.S. WIRELESS DATA, INC.

                                       AND

                              RAS SECURITIES CORP.

                                       AND

                         WALFORD & COMPANY INCORPORATED

                                   ----------



                                REPRESENTATIVES'
                                WARRANT AGREEMENT




                          Dated as of December 2, 1993



--------------------------------------------------------------------------------

         REPRESENTATIVES' WARRANT AGREEMENT dated as of December 2, 1993, by and among U.S. WIRELESS DATA, INC., a Colorado corporation (the "Company"), and RAS SECURITIES CORP. and WALFORD & COMPANY INCORPORATED (hereinafter referred to as the "Representatives").

                               W I T N E S E T H:
         WHEREAS, the Company proposes to issue warrants to one or both of the Representatives ("Warrants") to purchase up to an aggregate of 165,000 shares of Class A Common Stock, no par value, of the Company at a price of $12.325 per share of Common Stock; and
         WHEREAS, the Representatives have agreed pursuant to the underwriting agreement (the "Underwriting Agreement") dated as of December 2, 1993, by and between the Representatives, to act as the representatives of the several underwriters listed therein (the "Underwriters") and the Company, in connection with the Company's proposed public offering of up to 1,650,000 shares of Common Stock at an initial public offering price of $8.50 per share of Common Stock (the "Public Offering"); and
         WHEREAS, the Warrants to be issued pursuant to this Agreement will be issued on the Closing Date (as such term is defined in the Underwriting Agreement) by the Company to the Representatives in consideration for, and as part of the Underwriters' compensation in connection with, the Representatives acting as the representatives pursuant to the Underwriting Agreement;

     NOW, THEREFORE, in consideration of the premises, the payment by the Representatives to the Company of an aggregate one hundred dollars ($100.00), the agreements herein set forth and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     1. Grant. The Representatives are hereby granted the right to purchase, at any time from December 2, 1994, until 5:00 p.m., Pacific time on December 1, 1998 (the "Exercise Period"), up to an aggregate of 165,000 shares of Common Stock at an initial exercise price of $12.325 per share of Common Stock, subject to the terms and conditions of this Agreement. The Common Stock issuable upon exercise of the Warrants are, except as otherwise set forth herein, in all respects identical to the shares of Common Stock being purchased by the several Underwriters for resale to the public pursuant to the terms and provisions of the Underwriting Agreement.

     2. Warrant Certificates. The warrant certificates (the "Warrant Certificates") to be delivered pursuant to this Agreement shall be in the form set forth in Exhibit A, attached hereto and made a part hereof, with such appropriate insertions, omissions, substitutions, and other variations as required or permitted by this Agreement.

     3. Exercise of Warrant.

          3.1 Method of Exercise. The purchase rights evidenced by each Warrant Certificate are exercisable at the option of the Holder (as defined herein) thereof, in whole or in part, at any time or from time to time during the Exercise Period. Upon surrender of a Warrant Certificate with the annexed Form of Election to Purchase duly executed, together with payment of the Exercise Price (as hereinafter defined), payable by certified or official bank check in New York Clearing House funds, for the Common Stock purchased at the Company's principal offices in Colorado (presently located at 4888 Pearl East Circle, Suite 110, Boulder, Colorado 80301), the registered holder of a Warrant Certificate ("Holder" or "Holders") shall be entitled to receive a certificate or certificates for the Common Stock so purchased. In the case of the purchase of less than all the Common Stock purchasable under any Warrant Certificate, the Company shall cancel said Warrant Certificate upon the surrender thereof and shall execute and deliver a new Warrant Certificate of like tenor for the balance of the Common Stock purchasable thereunder.

     4. Issuance of Certificates. Upon the exercise of the Warrants, the issuance of certificates for Common Stock and/or other securities, properties or rights underlying such Warrants, shall be made forthwith (and in any event within five (5) business days thereafter) without charge to the Holder thereof including, without limitation, any tax which may be payable in respect of the issuance thereof, and such certificates shall (subject to the provisions of Sections 5 and 7 hereof) be issued in the name of, or in such names as may be directed by, the Holder thereof; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of any such certificates in a name other than that of the Holder and the Company shall not be required to issue or deliver such certificates unless or until the person or persons requesting the issuance thereof shall have paid to the Company the amount of such tax or shall have established to the satisfaction of the Company that such tax has been paid.

     The Warrant Certificates and the certificates representing the Common Stock and/or other securities, property or rights issuable upon the exercise of the Warrants shall be executed on behalf of the Company by the manual or facsimile signature of the then present Chairman or Vice Chairman of the Board of Directors or President or Vice President of the Company under its corporate seal reproduced thereon, and by the manual or facsimile signature of the then present Treasurer or Assistant Treasurer of Secretary or Assistant Secretary of the Company. Warrant Certificates shall be dated the date of execution by the Company upon initial issuance, division, exchange, substitution or transfer. Certificates representing the Common Stock and/or other securities, property or rights issuable upon exercise of the Warrants shall be dated the Notice Date (regardless of when executed or delivered) and dividend bearing securities so issued shall accrue dividends from the Notice Date.

     5. Restriction On Transfer of Warrants. The Holder of a Warrant Certificate, by its acceptance thereof, covenants and agrees that the Warrants are being acquired as an investment and not with a view to the distribution thereof; that the Warrants may not be sold, transferred, assigned, hypothecated or otherwise disposed of, in whole or in part, for a period of one (1) year from the date hereof, except to the Representatives or officers of the Representatives.

     6. Exercise Price.

          6.1 Initial and Adjusted Exercise Price. Except as otherwise provided in Section 8 hereof, the initial exercise price of each Warrant for Common Stock shall be $12.325. The adjusted exercise price for Common Stock shall be the price which shall result from time to time from any and all adjustments of the initial exercise price in accordance with the provisions of Section 8 hereof.

          6.2 Exercise Price. The term "Exercise Price" herein shall mean the initial exercise price for Common Stock or the adjusted exercise price for Common Stock, depending upon the context.

     7. Registration Rights.

          7.1 Registration Under the Securities Act of 1933. The Warrants, the Common Stock and any of the other securities issuable upon exercise of the Warrants have not been registered under the Securities Act of 1933, as amended (the "Act"). Upon exercise, in part or in whole, of the Warrants, certificates representing the Common Stock underlying the Warrants and any of the other securities issuable upon exercise of the Warrants (collectively, the "Warrant Shares") shall bear the following legend:

                  The securities represented by this certificate have not been registered under the Securities Act of 1933, as amended ("Act"), and may not be offered or sold except pursuant to (i) an effective registration statement under the Act, (ii) to the extent applicable, Rule 144 under the Act (or any similar rule under such Act relating to the disposition of securities), or
                  (iii) an opinion of counsel, if such opinion shall be reasonably satisfactory to counsel to the issuer, that an exemption from registration under such Act is available.

          7.2 Piggyback Registration. If, at any time commencing after the date hereof and expiring seven (7) years after the date hereof, the Company proposes to register any of its securities under the Act (other than in connection with a merger or other transaction using Form S-4 or pursuant to Form S-8) it will give written notice by registered mail, at least thirty
     (30) days prior to the filing of each such registration statement, to the Representatives and to all other Holders of the Warrants and/or the Warrant Shares of its intention to do so. If the Representatives or other Holders of the Warrants and/or Warrant Shares notify the Company within twenty (20) days after receipt of any such notice of its or their desire to include any such securities in such proposed registration statement, the Company shall afford each of the Representatives and such Holders of the Warrants and/or Warrant Shares the opportunity to have any such Warrant Shares registered under such registration statement; provided, however, that the Company shall not be obligated to include any such Warrant Shares in a registration statement which is declared effective by the Commission prior to December 2, 1994.

          Notwithstanding the provisions of this Section 7.2, the Company shall have the right any time after it shall have given written notice pursuant to this Section 7.2 (irrespective of whether a written request for inclusion of any such securities shall have been made) to elect not to file any such proposed registration statement, or to withdraw the same after the filing but prior to the effective date thereof.

          In the event of an underwritten offering of securities by the Company, if the managing underwriter for any such offering advises the company in writing that, in its opinion, the inclusion of the Warrant Shares with the securities being registered by the Company would materially adversely affect the distribution of such securities or the price therefor, then (i) the number of the Warrant Shares to be sold by each Holder may be reduced pro rata, but only after the number of securities to be sold by all sellers (other than the Company or a seller who originated the registration pursuant to demand registration rights) have been reduced to zero; or (ii) a Holder of Warrant Shares may elect, at its option, to delay its offering and sale for a period not to exceed ninety (90) days after the effective date of such registration statement as such managing underwriter shall reasonably request, in which event the Company shall use its best efforts to effect the registration of such Warrant Shares under the Act following the end of the period of such delay and shall pay all expenses of such registration in accordance with Section 7.4(b) as if such registration were effected pursuant to Section 7.3(a).

          7.3 Demand Registration.

               (a) At any time commencing after the date hereof and expiring five (5) years after the date hereof, the Holders of the Warrants and/or Warrant Shares representing a "Majority" (as hereinafter defined) of such securities (assuming the exercise of all of the Warrants) shall have the right (which right is in addition to the registration rights under Section 7.2 hereof), exercisable by written notice to the Company, to have the Company prepare and file with the Commission, on one occasion, a registration statement and such other documents, including a prospectus, as may be necessary in the opinion of both counsel for the Company and counsel for the Representatives and Holders, in order to comply with the provisions of the Act, so as to permit a public offering and sale of their respective Warrant Shares for nine (9) consecutive months by such Holders and any other Holders of the Warrant and/or Warrant Shares who notify the Company within ten (10) days after receiving notice from the Company of such request; provided, however, that prior to December 2, 1994, any such demand may only relate to a registration statement designed to be declared effective by the Commission no earlier than December 2, 1994.

               (b) The Company covenants and agrees to give written notice of any registration request under this Section 7.3 by any Holder or Holders to all other registered Holders of the Warrants and the Warrant Shares within ten (10) days from the date of the receipt of any such registration request.

               (c) In addition to the registration rights under Section 7.2 and subsection (a) of this Section 7.3, at any time commencing after the date hereof and expiring five (5) years after the date hereof, each Holder of Warrants and/or Warrant Shares shall have the right exercisable by written request to the Company, to have the Company prepare and file, on one occasion, with the Commission a registration statement so as to permit a public offering and sale for nine (9) consecutive months by any such Holder of its Warrant Shares; provided, however, that the provisions of Section 7.4(b) hereof shall not apply to any such registration request and such registration and all costs incident thereto shall be at the expense of the Holder or Holders making such request; provided, further, however, that prior to December 2, 1994, any such demand may only relate to a registration statement designed to be declared effective by the Commission no earlier than December 2, 1994.

               (d) Notwithstanding anything to the contrary contained herein, if the Company shall not have filed a registration statement for the Warrant shares within the time period specified in Section 7.4(a) hereof pursuant to the written notice specified in Section 7.3(a) of a Majority of the Holders of Warrants and/or Warrant Shares, the Company agrees that upon the written notice of election of a Majority of the Holders of Warrants and/or Warrant Shares it shall repurchase (i) any and all Warrant Shares at the higher of the Market Price (as defined in Section 7.3(e)) per share of Common Stock on (x) the date of the notice sent pursuant to Section 7.3(a) or (y) the expiration of the period specified in Section 7.4(a) and (ii) any and all Warrants at such Market Price less the exercise price of such Warrant. Such repurchase shall be in immediately available funds and shall close within two (2) days after the later of (i) the expiration of the period specified in Section 7.4(a) or (ii) the delivery of the written notice of election specified in this Section 7.3(d).

               (e) As used herein, the phrase "Market Price" at any date shall be deemed to be the average of the last reported sale prices for the last ten (10) trading days as officially reported by the principal securities exchange or the NASDAQ National Market System on which the Common Stock is listed or admitted to trading, or, if the Common Stock is not listed or admitted to trading on any national securities exchange or the NASDAQ National Market System, the average closing bid price as furnished by the NASD through NASDAQ or similar organization if NASDAQ is no longer reporting such information, or if the Common Stock is not quoted on NASDAQ, as determined in good faith by resolution of the Board of Directors of the Company, based on the best information available to it.

          7.4 Covenants of the Company With Respect to Registration. In connection with any registration under Section 7.2 or 7.3 hereof, the Company covenants and agrees as follows:

               (a) The Company shall use its best efforts to file a registration statement as soon as practicable, but in any event within (i) seventy-five (75) days of receipt of any demand therefor in the case where the Company is permitted to include in such registration statement audited financial statements previously filed with the Commission or (ii) ninety (90) days of receipt of any demand therefor in the case where the Company is not permitted to include in such registration statement audited financial statements previously filed with the Commission and must undertake the preparation of audited financial statements in connection with the filing of a registration statement pursuant to this Section 7.3(a); shall use its best efforts to have any registration statements declared effective at the earliest possible time; and shall furnish each Holder desiring to sell Warrant Shares such number of prospectuses as shall reasonably be requested.

               (b) The Company shall pay all costs (excluding fees and expenses of Holder(s)' counsel and any underwriting or selling commission), fees and expenses in connection with all registration statements filed pursuant to Sections 7.2 and 7.3(a) hereof including, without limitation, the Company's legal and accounting fees, printing expenses, blue sky fees and expenses. The Holder(s) whose Warrant Shares are the subject to such a registration statement will pay all costs, fees and expenses in connection with any registration statement filed pursuant to Section 7.3(c). If the Company shall fail to comply with the provisions of Section 7.4(a), the Company shall, in addition to any other equitable or other relief available to the Holder(s), extend the Exercise Period by such number of days as shall equal the delay caused by the Company's failure, and be liable for any or all incidental, special and consequential damages and damages due to loss of profit sustained by the Holder(s) requesting registration of their Warrant Shares.

               (c) The Company will take all necessary action which may be required in qualifying or registering the Warrant Shares included in a registration statement for offering and sale under the securities or the blue sky laws of such states as reasonably are requested by the Holder(s), provided that the Company shall not be obligated to execute or file any general consent to service of process or to qualify as a foreign corporation to do business under the laws of any such jurisdiction.

               (d) The Company shall indemnify the Holder(s) of the Warrant Shares to be sold pursuant to any registration statement and each person, if any, who controls such Holders within the meaning of
          Section 15 of the Act or Section 20(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), against all loss, claim, damage, expense or liability (including all expenses reasonably incurred in investigating, preparing or defending against any claim whatsoever) to which any of them may become subject under the Act, the Exchange Act or otherwise, arising from such registration statement but only to the same extent and with the same effect as the provisions pursuant to which the Company has agreed to indemnify each of the Underwriters contained in Section 7 of the Underwriting Agreement.

               (e) The Holder(s) of the Warrant Shares to be sold pursuant to a registration statement, and their successors and assigns, shall severally, and not jointly, indemnify the Company, its officers and directors and each person, if any, who controls the Company within the meaning of Section 15 of the Act or Section 20(a) of the Exchange Act, against all loss, claim, damage or expense or liability (including all expenses reasonably incurred in investigating, preparing or defending against any claim whatsoever) to which they may become subject under the Act, the Exchange Act or otherwise, arising from information furnished by or on behalf of such Holders, or their successors or assigns, for specific inclusion in such registration statement to the same extent and with the same effect as the provisions contained in
          Section 7 of the Underwriting Agreement pursuant to which the Underwriters have agreed to indemnify the Company. Each Holder of Warrant Shares to be sold pursuant to a registration statement hereunder shall provide the Company with such information with respect to such Holder as is required to be disclosed in the applicable form of registration statement under the Act.

               (f) Nothing contained in this Agreement shall be construed as requiring the Holder(s) to exercise their Warrants prior to the initial filing of any registration statement or the effectiveness thereof.

               (g) The Company shall not permit the inclusion of any securities other than the Warrant Shares to be included in any registration statement filed pursuant to Section 7.3 hereof without the prior written consent of the Holders of the Warrants and the Warrant shares representing a Majority of such securities.

               (h) The Company shall furnish to each Holder participating in the offering and to each underwriter, if any, a signed counterpart, addressed to such Holder or underwriter, of (i) an opinion of counsel to the Company, dated the effective date of such registration statement (and, if such registration includes an underwritten public offering, an opinion dated the date of the closing under the underwriting agreement), and (ii) a "cold comfort" letter dated the effective date of such registration statement (and, if such registration includes an underwritten public offering, a letter dated the date of the closing under the underwriting agreement) signed by the independent public accountants who have issued a report on the Company's financial statements included in such registration statement, in each case covering substantially the same matters with respect to such registration statement (and the prospectus included therein) and, in the case of such accountants' letter, with respect to events subsequent to the date of such financial statements, as are customarily covered in opinions of issuer's counsel and in accountants' letters delivered to underwriters in underwritten public offerings of securities.

               (i) The Company shall as soon as practicable after the effective date of the registration statement, and in any event within 15 months thereafter, make "generally available to its security holders" (within the meaning of Rule 158 under the Act) an earnings statement (which need not be audited) complying with Section 11(a) of the Act and covering a period of at least 12 consecutive months beginning after the effective date of the registration statement.

               (j) The Company shall deliver promptly to each Holder participating in the offering requesting the correspondence and memoranda described below and to the managing underwriters, copies of all correspondence between the Commission and the Company, its counsel or auditors and all memoranda relating to discussions with the Commission or its staff with respect to the registration statement and permit each Holder and underwriters to do such investigation, upon reasonable advance notice, with respect to information contained in or omitted from the registration statement as it deems reasonably necessary to comply with applicable securities laws or rules of the

          National Association of Securities Dealers, Inc. ("NASD"). Such investigation shall include access to books, records and properties and opportunities to discuss the business of the Company with its officers and independent auditors, all to such reasonable extent and at such reasonable times and as often as any such Holder or underwriter shall reasonably request. At the reasonable request of the Company, each Holder receiving such information shall enter into a confidentiality agreement with the Company with respect to material non-public information relating to the business, results of operations or financial condition of the Company.

               (k) The Company shall enter into an underwriting agreement with the managing underwriters selected for such underwriting by Holders holding a Majority of the Warrant Shares requested to be included in such underwriting, which may be the Representatives. Such agreement shall be satisfactory in form and substance to the Company, each Holder and such managing underwriters, and shall contain such representations, warranties and covenants by the Company and such other terms as are customarily contained in agreements of that type and by the managing underwriter. The Holders shall be parties to any underwriting agreement relating to an underwritten sale of their Warrant Shares and may, at their option, require that any or all the representations, warranties and covenants of the Company to or for the benefit of such underwriters shall also be made to and for the benefit of such Holders. Such Holders shall not be required to make any representations or warranties to or agreements with the Company or the underwriters except as they may relate to such Holders and their intended methods of distribution.

               (l) For purposes of this Agreement, the term "Majority" in reference to the Holders of Warrants or Warrant Shares, shall mean in excess of fifty percent (50%) of the then outstanding Warrants or Warrant Shares (assuming exercise of all of the Warrants and conversion of all Common Stock) that (i) are not held by the Company, an affiliate, officer, creditor, employee or agent thereof or any of their respective affiliates, members of their family, persons acting as nominees or in conjunction therewith or (ii) have not been resold to the public pursuant to a registration statement filed with the Commission under the Act or pursuant to Rule 144 under the Act.

               (m) Any transfer of a Warrant shall constitute an automatic transfer and assignment of the registration rights set forth in
          Section 7 hereof with respect to the shares of Common Stock or other securities, properties or rights underlying the Warrants.

               (n) For a period equal to the lesser of (i) seven (7) years from the date hereof, and (ii) the sale to the public of all Warrant Shares issuable hereunder, the Company will not take any action or actions which may prevent or disqualify the Company's use of Form SB-2 (or other appropriate form) for the registration under the Act of the Warrant Shares.

     8. Adjustments to Exercise Price and Number of Securities.

          8.1 Computation of Adjusted Exercise Price. Except as hereinafter provided, in case the Company shall at any time after the date hereof issue or sell any shares of Common Stock (other than the issuances or sales referred to in Section 8.7 hereof), including shares held in the Company's treasury and shares of Common Stock (but excluding shares of Common Stock issued upon the exercise of any options, rights or warrants to subscribe for shares of Common Stock and shares of Common Stock issued upon the direct or indirect conversion or exchange of securities for shares of Common Stock), for a consideration per share less than the Fair Market Value or Market Price per share of Common Stock, as the case may be, on the date immediately prior to the issuance or sale of such shares, or without consideration, then forthwith upon such issuance or sale, the Exercise Price shall (until another such issuance or sale) be reduced to the price (calculated to the nearest full cent) determined by dividing (i) an amount equal to the sum of (a) the total number of shares of Common Stock outstanding immediately prior to the issuance or sale of such shares, multiplied by the Exercise Price per share of Common Stock in effect immediately prior to such issuance or sale, and (b) the aggregate of the amount of all consideration, if any, received by the Company upon such issuance or sale, by (ii) the total number of shares of Common Stock outstanding immediately after such issuance or sale; provided, however, that in no event shall the Exercise Price be adjusted pursuant to this computation to an amount in excess of the Exercise Price in effect immediately prior to such computation.
          For purposes of this Section 8, the term Exercise Price shall mean the Exercise Price as set forth in Section 6 hereof, as adjusted from time to time pursuant to the provisions of this Section 8.
          For the purposes of any computation to be made in accordance with this
     Section 8.1, the following provisions shall be applicable:

               (i) In case of the issuance or sale of shares of Common Stock for a consideration part or all of which shall be cash, the amount of the cash consideration therefor shall be deemed to be the amount of cash received by the Company for such shares (or, if shares of Common Stock are offered by the Company for subscription, the subscription price, or, if either of such securities shall be sold to underwriters or dealers for public offering without a subscription offering, the initial public offering price) before deducting therefrom any compensation paid or discount allowed in the sale, underwriting or purchase thereof by underwriters or dealers or others performing similar services, or any expenses incurred in connection therewith.

               (ii) In case of the issuance or sale (otherwise than as a dividend or other distribution on any stock of the Company) of shares of Common Stock for a consideration part or all of which shall be other than cash, the amount of the consideration therefor other than cash shall be deemed to be the value of such consideration as determined in good faith by the Board of Directors of the Company.

               (iii) Shares of Common Stock issuable by way of dividend or other distribution on any stock of the Company shall be deemed to have been issued immediately after the opening of business on the day following the record date for the determination of stockholders entitled to receive such dividend or other distribution and shall be deemed to have been issued without consideration.

               (iv) The reclassification of securities of the Company other than shares of Common Stock into securities including shares of Common Stock shall be deemed to involve the issuance of such shares of Common Stock for a consideration other than cash immediately prior to the close of business on the date fixed for the determination of security holders entitled to receive such shares, and the value of the consideration allocable to such shares of Common Stock shall be determined as provided in subsection (ii) of this Section 8.1.

               (v) The number of shares of Common Stock at any one time outstanding shall include the aggregate number of shares issued or issuable (subject to readjustment upon the actual issuance thereof) upon the exercise of options, rights, warrants and upon the conversion or exchange of convertible or exchangeable securities.

               (vi) The terms "Fair Market Value" and "Market Price" are used from time to time for making certain determinations hereunder. "Fair Market Value" shall be utilized if the Common Stock is not traded on any securities exchange or the NASDAQ National Market System, quoted on NASDAQ or any similar organization, and shall be the value of Common Stock determined in good faith by resolution of the Board of Directors of the Company, based on the best information available to it. "Market Price" shall be utilized if a public trading market has been established for the Common Stock, and shall, at any date, be deemed to be the average of the last reported sale prices for the last ten (10) trading days as officially reported by the principal securities exchange on the NASDAQ National Market System on which the Common Stock is listed or admitted to trading, or, if the Common Stock is not listed or admitted to trading on any national securities exchange on the NASDAQ National Market System, the average closing bid as furnished by NASDAQ or similar organization.

          8.2 Options, Rights and Warrants. In case the Company shall at any time after the date hereof issue options, rights or warrants to subscribe for shares of Common Stock, or issue any securities convertible into or exchangeable for shares of Common Stock, with an exercise or conversion price per share less than the Fair Market Value or Market Price, as the case may be, immediately prior to the issuance of such options, rights or warrants, or such convertible or exchangeable securities, or without consideration, then for purposes of any computation to be made in accordance with Section 8.1, the following provisions shall be applicable:

               (a) The aggregate maximum number of shares of Common Stock, as the case may be, issuable under such options, rights or warrants shall be deemed to be issued and outstanding at the time such options, rights or warrants were issued, and for a consideration equal to the minimum purchase price per share provided for in such options, rights or warrants at the time of issuance, plus the consideration (determined in the same manner as consideration received on the issue or sale of shares in accordance with the terms of the Warrants), if any, received by the Company for such options, rights or warrants.

               (b) The  aggregate  maximum  number of  shares  of  Common  Stock issuable upon conversion or exchange of any convertible or exchangeable securities shall be deemed to be issued and outstanding at the time of issuance of such securities, and for a consideration equal to the consideration (determined in the same manner as consideration received on the issue or sale of shares of Common Stock in accordance with the terms of the Warrants) received by the Company for such securities, plus the minimum consideration, if any, receivable by the Company upon the conversion or exchange thereof.

               (c) If any change shall occur in the price per share provided for in any of the options, rights or warrants referred to in subsection
          (a) of this Section 8.2, or in the price per share at which the securities referred to in subsection (b) of this Section 8.2 are convertible or exchangeable, such options, rights or warrants or conversion or exchange rights, as the case may be, shall be deemed to have expired or terminated on the date when such price change became effective in respect of shares not theretofore issued pursuant to the exercise or conversion or exchange thereof, and the Company shall be deemed to have issued upon such date new options, rights or warrants or convertible or exchangeable securities at the new price in respect of the number of shares issuable upon the exercise of such options, rights or warrants or the conversion or exchange of such convertible or exchangeable securities.

               (d) Upon the expiration of any of the options, warrants or rights referred to in subsection (a) of this Section 8.2, or the securities referred to in subsection (b) of this Section 8.2, if such shall not have been exercised, converted or exchanged, as the case may be, the Exercise Price, to the extent that Warrants have not been exercised, shall, upon such expiration, be readjusted and shall thereafter be set
          (A) if any of such options, warrants or rights have been exercised or such convertible or exchangeable securities have been converted or exchanged, as the case may be, at a level at which it would have been if originally adjusted on the basis of (i) the fact that the only shares of Common Stock so issued were the shares of Common Stock, if any, actually issued or sold upon the exercise of such options, warrants or rights or the conversion or exchange or such convertible or exchangeable securities and (ii) such shares of Common Stock, if any, were issued or sold for the consideration actually received by the Company for the issuance, sale or grant of all such options, warrants, rights or convertible or exchangeable securities, whether or not exercised, plus the consideration actually received by the Company upon the exercise, conversion or exchange of such options, warrants, rights or convertible or exchangeable securities, or (B) if none of such options, warrants or rights have been exercised or such convertible or exchangeable securities have been converted or exchanged, as the case may be, at a level at which it would have been if such original adjustment had not been required; provided, however, that no such readjustment shall have the effect of increasing the Exercise Price in effect immediately prior to such readjustment by a proportion greater than the aggregate proportional adjustment originally made upon the issue, sale or grant of such options, warrants, rights, or convertible or exchangeable securities.

          8.3 Adjustment in Number of Securities. Upon each adjustment of the Exercise Price pursuant to the provisions of this Section 8, the number of shares of Common Stock issuable upon the exercise at the adjusted Exercise Price of each Warrant shall be adjusted to the nearest full amount by multiplying a number equal to the Exercise Price in effect immediately prior to such adjustment by the number of shares of Common Stock issuable upon exercise of the Warrants immediately prior to such adjustment and dividing the product so obtained by the adjusted Exercise Price.

          8.4 Definition of Common Stock. For the purpose of this Agreement, the term "Common Stock" shall mean (i) the class of stock designated as Common Stock in the Certificate of Incorporation of the Company as may be amended as of the date hereof, or (ii) any other class of stock resulting from successive changes or reclassifications of such Common Stock consisting solely of changes in par value, or from par value to no par value, or from no par value to par value. In the event that the Company shall after the date hereof issue securities with greater or superior voting rights than the shares of Common Stock outstanding as of the date hereof, the Holder, at its option, may receive upon exercise of any Warrant either shares of Common Stock or a like number of such securities with greater or superior voting rights.
                                      -20-

          8.5 Merger or Consolidation. In case of any consolidation of the Company with, or merger of the Company with, or merger of the Company into, another corporation (other than a consolidation or merger which does not result in any reclassification or change of the outstanding Common Stock or other securities issuable upon exercise of the Warrants), or in the case of any sale or conveyance to another person, corporation or other entity of the property of the Company as an entirety or substantially as an entirety, then, as a condition of such consolidation, merger, sale or conveyance, the Company, or such successor or purchasing entity, as the case may be, shall execute and deliver to the Holder a supplemental warrant agreement providing that the holder of each Warrant then outstanding or to be outstanding shall have the right thereafter (until the expiration of such Warrant) to receive, upon exercise of such warrant, the kind and amount of shares of securities, rights and property receivable upon such consolidation, merger, sale or conveyance by a holder of the number of Warrant Shares of the Company for which such Warrant might have been exercised immediately prior to such consolidation, merger, sale or conveyance. Such supplemental warrant agreement shall provide for adjustments which shall be identical to the adjustment provided in Section
     8. The above provision of this subsection shall similarly apply to successive consolidations, mergers, sales or conveyances.

          8.6 No Adjustment of Exercise Price in Certain Cases. No adjustment of the Exercise Price shall be made:

               (a) Upon the issuance or sale of the Warrants, Warrant Shares or shares of Common Stock issuable upon the exercise of the Warrants, as the case may be; or

               (b)The issuance or sale of shares of Common Stock pursuant to options, warrants, stock purchase agreements; or

               (c) If the amount of said adjustment shall be less than one percent (1%) of the then current Exercise Price, provided, however, that in such case any adjustment that would otherwise be required then to be made shall be carried forward and shall be made at the time of and together with the next subsequent adjustment which, together with any adjustment so carried forward, shall amount to at least one percent (1%) of the then current Exercise Price.

          8.7 Dividends and Other Distributions.

               (a) In the event that the Company shall at any time prior to the exercise of all Warrants declare a dividend or otherwise distribute to its holders of Common Stock any assets, property, rights, evidences or indebtedness, securities, whether issued by the Company or by another, or any other thing of value, then, in each case, the Exercise Price shall be reduced to the price (calculated to the nearest full cent) determined by multiplying (i) the Exercise Price on the record date for determining stockholders entitled to receive such dividend or distribution by (ii) a fraction, the numerator of which is the result of such Exercise Price reduced by the amount of such dividend or distribution applicable to one share of Common Stock and the denominator of which is such Exercise Price.

               (b) Such adjustment shall be made on the record date for determination of stockholders entitled to receive such dividend or distribution.

          8.8 Validity of Warrant Certificate. Irrespective of any adjustments or changes in the Exercise Price or the amount of Warrant Shares purchasable upon exercise of the Warrants, the Warrant Certificate theretofore and thereafter issued shall, unless the Company shall exercise its option to issue new Warrant Certificates pursuant to Section 2 hereof, continue to express the Exercise Price per share and the amount of Warrant Shares purchasable thereunder as of the date such Warrant Certificates were originally issued, but the Holders shall be entitled to exercise Warrants represented by such Warrant Certificates after giving effect to each such adjustment and change and such Warrant Certificate shall be deemed to be incorporate each such adjustment and change as if now Warrant Certificate reflecting each such adjustment and change had been issued to the Holders pursuant to Section 2 hereof.

     9. Exchange and Replacement of Warrant Certificates. Each Warrant Certificate is exchangeable without expense, upon the surrender thereof by the registered Holder at the principal executive office of the Company, for a new Warrant Certificate of like tenor and date representing in the aggregate the right to purchase the same number of Warrant Shares in such denominations as shall be designated by the Holder thereof at the time of such surrender.
     Upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of any Warrant Certificate, and, in case of loss, theft or distribution, of indemnity or security reasonably satisfactory to it, and reimbursement to the Company of all reasonable expenses incidental thereto, and upon surrender and cancellation of the Warrants, if mutilated, the Company will make and deliver a new Warrant Certificate of like tenor, in lieu thereof.

     10. Elimination of Fractional Interests. The Company shall not be required to issue certificates representing fractions of shares of Common Stock upon the exercise of the Warrants, nor shall it be required to issue scrip or pay cash in lieu of fractional interests, it being the intent of the parties that all fractional interests shall be eliminated by rounding any fraction up to the nearest whole number of shares of Common Stock or other securities, properties or rights.

     11. Reservation and Listing of Securities. The Company shall at all times reserve and keep available out of its authorized capital stock, solely for the purpose of issuance of Common Stock upon the exercise of the Warrants, such number of shares of Common Stock (or other securities, properties or rights) as shall be issuable upon the exercise thereof. The Company covenants and agrees that upon exercise of the Warrants and payment of the Exercise Price, all shares of Common Stock and other securities issuable upon such exercise shall be duly and validly issued, fully paid, non-assessable and not subject to the preemptive rights of any stockholder. As long as the Warrants shall be outstanding, the Company shall use its best efforts to cause all shares of Common Stock issuable upon the exercise of the Warrants to be listed (subject to official notice of issuance) on all securities exchanges or the NASDAQ National Market System on which the Common Stock may then be listed and/or quoted on NASDAQ.

     12. Notices to Warrant Holders. Nothing contained in this Agreement shall be construed as conferring upon the Holders the right to vote or to consent or to receive notice as a stockholder in respect of any meetings of stockholders for the election of directors or any other matter, or as having any rights whatsoever as a stockholder of the Company. If, however, at any time prior to the expiration of the Warrants and their exercise, any of the following events shall occur:

          (a) The Company shall take a record of the holders of its shares of Common Stock for the purpose of entitling them to receive a dividend or distribution payable otherwise than in cash, or a cash dividend or distribution payable otherwise than out of current or retained earnings, as indicated by the accounting treatment of such dividend or distribution on the books of the Company; or

          (b) The Company shall offer to all the holders of its Common Stock any additional shares of capital stock of the Company or securities convertible into or exchangeable for shares of capital stock of the Company, or any option, right or warrant to subscribe therefor; or

          (c) A dissolution, liquidation or winding up of the Company (other than in connection with a consolidation or merger) or a sale of all or substantially all of its property, assets and business as an entity shall be proposed;

then, in any one or more of said events, the Company shall give written notice of such event at least fifteen (15) days prior to the date fixed as a record date or the date of closing the transfer books for the determination of the stockholders entitled to such dividend, distribution, convertible or exchangeable securities or subscription rights, or entitled to vote on such proposed dissolution, liquidation, winding up or sale. Such notice shall specify such record date or the date of closing the transfer books, as the case may be. Failure to give such notice or any defect therein shall not affect the validity of any action taken in connection with the declaration of payment or any such dividend, or the issuance of any convertible or exchangeable securities, or subscription rights, options or warrants, or any proposed dissolution, liquidation, winding up or sale.

     13. Notices.

     All notices, requests, consents and other communications hereunder shall be in writing and shall be deemed to have been duly made and sent when delivered, or mailed by registered or certified mail, return receipt requested:

          (a) If to the registered Holder of the Warrants, to the address of such Holder as shown on the books of the Company; or

          (b) If to the Company, to the address set forth in Section 3 hereof or to such other address as the Company may designate by notice to the Holders.

     14. Supplements and Amendments. The Company and the Representatives may from time to time supplement or amend this Agreement without the approval of any holders of Warrant Certificates (other than the Representatives) in order to cure any ambiguity, to correct or supplement any provision contained herein which may be defective or inconsistent with any provisions herein, or to make any other provisions in regard to matters or questions arising hereunder which the Company and the Representatives may deem necessary or desirable and which the Company and the Representatives deem shall not adversely affect the interests of the Holders of the Warrant Certificates.

     15. Successors. All the covenants and provisions of this Agreement shall be binding upon and inure to the benefit of the Company, the Holders and their respective successors and assigns hereunder.

     16. Termination. This Agreement shall terminate at the close of business on December 1, 2000. Notwithstanding the foregoing, the indemnification provisions of Section 7 shall survive such termination until the close of business on December 1, 2006.

     17. Governing Law; Submission to Jurisdiction. This Agreement and each Warrant Certificate issued hereunder shall be deemed to be a contract made under the laws of the State of New York and for all purposes shall be construed in accordance with the laws of said State without giving effect to the rules of said State governing the conflicts of laws. The Company, the Representatives and the Holders hereby agree that any action, proceeding or claim against it arising out of, or relating in any way to, this Agreement shall be brought and enforced in the courts of the State of New York or of the United States of America for the Southern District of New York, and irrevocably submits to such jurisdiction, which jurisdiction shall be exclusive. The Company, the Representatives and the Holders hereby irrevocably waive any objection to such exclusive jurisdiction or inconvenient forum. Any such process or summons to be served upon any of the Company, the Representatives and the Holders (at the option of the party bringing such action, proceeding or claim) may be served by transmitting a copy thereof, by registered or certified mail, return receipt requested, postage prepaid, addressed to it at the address set forth in Section 13 hereof. Such mailing shall be deemed personal service and shall be legal and binding upon the party so served in any action, proceeding or claim. The Company, the Representatives and the Holders agree that the prevailing party(ies) in any such action or proceeding shall be entitled to recover from the other party(ies) all if its/their reasonable legal costs and expenses relating to such action or proceeding and/or incurred in connection with the preparation therefor.

     18. Equitable Relief. The Company acknowledges that the Warrants and the Warrant Shares are unique, and that any violation of this Agreement, including, but not limited to, Section 3, Section 7 and Section 8 hereof, cannot be compensated for by damages alone. Accordingly, in addition to all of the other remedies which may be available hereunder or under applicable law, either

Representative and any Holder shall have the right to any equitable relief which may be appropriate to remedy a breach of threatened breach by the Company hereunder, including, without limitation, the right to enforce specifically the terms of this Agreement by obtaining injunctive relief in respect of any violation or non-performance hereof.

     19. Entire Agreement; Modification. This Agreement (including the Underwriting Agreement to the extent portions thereof are referred to herein) contains the entire understanding between the parties hereto with respect to the subject matter hereof and may not be modified or amended except by a writing duly signed by the party against whom enforcement of the modification or amendment is sought.

     20. Severability. If any provision of this Agreement shall be held to be invalid or unenforceable, such invalidity or unenforceability shall not affect any other provision of this Agreement.

     21. Captions. The caption headings of the sections of this Agreement are for convenience of reference only and are not intended, nor should they be construed as, a part of this Agreement and shall be given no substantive effect.

     22. Benefits of this Agreement. Nothing in this Agreement shall be construed to give to any person or corporation other than the Company and the Representatives and nay other registered Holder(s) of the Warrant Certificates or Warrant Shares any legal or equitable right, remedy or claim under this Agreement; and this Agreement shall be for the sole and Certificates or Warrant Shares.

     23. Counterparts. This Agreement may be executed in any number of counterparts and each of such counterparts shall for all purposes be deemed to be an original, and such counterparts shall together constitute but one and the same instrument.

    IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed, as of the day and year first above written.

[SEAL]                         U.S. WIRELESS DATA, INC.


                               By:  /s/ Maurice R. Caldwell, Jr.
                               ----------------------------------
                                    Name:  Maurice R. Caldwell
                                    Title:  President/CEO
Attest:


/s/ Michael J. Brisnehan
------------------------
Name:
Title:  Secretary
                                  RAS SECURITIES CORP.


                                  By:  /s/ Robert A. Schneider
                                       Name:
                                       Title:

                                  WALFORD & COMPANY INCORPORATED


                                  By:  /s/ Donald Walford
                                       Name:  Donald Walford
                                       Title:  President

                                                                     EXHIBIT 4.2

                            U.S. WIRELESS DATA, INC.

                             STOCK PURCHASE WARRANT


              THE WARRANTS EVIDENCED HEREBY AND THE SHARES OF STOCK
             ISSUABLE UPON EXERCISE THEREOF HAVE NOT BEEN REGISTERED
          UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") AND
             MAY NOT OFFERED OR SOLD WITHOUT REGISTRATION UNLESS AN
           EXEMPTION FROM REGISTRATION IS AVAILABLE UNDER SUCH ACT OR
                 THE RULES OR REGULATIONS PROMULGATED THEREUNDER

               WARRANT TO PURCHASE SHARES OF CLASS A COMMON STOCK
                               AS DESCRIBED HEREIN


Date: April 12, 1993                                              Warrant No. 1

                  This certifies that, for value received:

         Name:    James B. Walters

or his registered assigns are entitled to purchase during the period described in Section 5 below, expiring April 12, 1998, from U.S. Wireless Data, Inc., a Colorado corporation (the "Company"), having its principal office at 4888 Pearl East Circle, Suite 110, Boulder, Colorado 80301, that number of shares of fully paid and nonassessable Class A Common Stock of the Company as are described in
Section 1 (the "Stock"), at the exercise price described in Section 2 below, which price may be adjusted as described below (the "Warrant Price"), subject to the terms set forth herein. The holder(s) of this Warrant and/or a registered assign or assigns, shall be referred to herein as the "Warrantholder." This Warrant is being issued in consideration of accepting appointment as a director of the Company.

     1. Stock Purchasable. The number of shares of Stock purchasable upon the exercise of this Warrant is 50,000.

     2. Exercise Price. The price at which this Warrant is exercisable, unless such price is adjusted as described below, is $4.00 per share of Stock purchased.

     3. Expiration of Warrant. This Warrant shall expire and be no longer exercisable after April 12, 1998 ("Expiration Date").

     4. Amended Consulting Agreement. In addition to the terms set forth herein, this Warrant shall be subject to the terms and conditions set forth in the Amendment to Independent Contractor Consulting Agreement between the Company and the Warrantholder effective August 15, 1992 ("Amended Consulting Agreement"), a copy of which is attached hereto.

     5. Exercise of Warrants. This Warrant may be exercised as to one-third of the total shares covered by this Warrant commencing April 12, 1994, as to an additional one-third of the total shares covered by this Warrant on April 12, 1995, and as to the remaining one-third of the total shares covered by this Warrant on April 12, 1996. However, if Warrantholder should be removed or resign as a director of the Company prior to the end of such three-year period for any reason, or upon the effectiveness of the registration statement for the public offering of any securities of the Company, the total amount of the shares covered by this Warrant shall immediately become exercisable. Further, upon the effectiveness of the registration statement described in paragraph 4(c) of the Amended Consulting Agreement, the total shares covered by this Warrant shall immediately become exercisable. If such registration statement does not become effective, the shares covered by this Warrant shall not become exercisable except as otherwise described in this paragraph. The purchase rights represented by this Warrant may be exercised in whole or in part (but not as to a fractional share of Stock), by the Warrantholder or his or her duly authorized attorney or representative at any time and from time to time while this Warrant is exercisable, upon presentation of this Warrant at the principal office of the Company, with the purchase form attached hereto duly completed and signed, and upon payment to the Company in cash or by certified check or bank draft of an amount equal to the number of shares being so purchased multiplied by the Warrant Price.

     6. Procedures. The Company agrees that the Warrantholder shall be deemed the record owner of the Stock as of the close of business on the date on which the Warrant shall have been presented and payment shall have been made for the Stock as aforesaid. Certificates for the shares of Stock so purchased shall be delivered to the Warrantholder within a reasonable time, not exceeding 15 days, after the exercise in full of the rights represented by this Warrant.

     If the Warrant is exercised in part only, the Company, upon surrender of this Warrant for cancellation, shall deliver a new Warrant evidencing the rights of the Warrantholder to purchase the balance of the shares of Stock which the Warrantholder is entitled to purchase hereunder.

     The Warrantholder shall be entitled to have the Stock included in any registration statement filed by the Company under the Securities Act of 1933, as amended, on an appropriate form subsequent to the registration statement filed in connection with the Company's initial public offering of common stock.

     7. Exchange of Warrants. Subject to the provisions of Section 11 (i) this Warrant is exchangeable at the option of the Warrantholder at the principal office of the Company for other Warrants of different denominations entitled the

Warrantholder to purchase the same aggregate number of shares of Stock as are purchasable hereunder; and (ii) this Warrant may be divided or combined with other warrants that carry the same rights. In either case, any alterations shall be made upon presentation, at the principal office of the Company, of the Warrant(s), together with a written notice signed by the Warrantholder specifying the names and denominations in which any new Warrants are to be issued and the payment of any transfer tax due in connection therewith.

     8. Anti-Dilution Provisions. The Warrant Price and the number of shares purchasable upon the exercise of each Warrant are subject to adjustment from time to time upon the occurrence of any of the events specified in this Section
8. Upon exercise of the Warrant, the Warrantholder shall have all the rights and preferences of a holder of Stock, but shall have no rights of a holder of Stock until such Warrant has been exercised as set forth above.

          (a) Stock Splits and Dividends. In case the Company shall (i) pay a dividend in shares of Stock or make a distribution in shares of Stock, (ii) subdivide its outstanding shares of Stock, (iii) combine its outstanding shares of Stock into a smaller number of shares of Stock, or (iv) issue by reclassification of its shares of Stock other securities of the Company, the number of shares of Stock purchasable upon exercise of this Warrant immediately prior thereto shall be adjusted so that the Warrantholder shall be entitled to receive the kind and number of shares of Stock or other securities of the Company which Warrantholder would have owned or would have been entitled to receive after the occurrence of any of the events described above had such Warrant been exercised immediately prior to the occurrence of such event or any record date with respect thereto. An adjustment made pursuant to this Section 8(a) shall become effective immediately after the effective date of such event retroactive to the record date, if any, for the event.

          (b) Distribution of Stock and Equivalents. In case the Company shall distribute or sell at less than fair market value to all holders of its shares of Stock evidences of its indebtedness or assets or, except for transactions covered by 7(a), shares of its stock (excluding distributions referred to in Section 8(a) above) or rights, options or warrants or convertible or exchangeable securities containing the right to subscribe for or purchase shares of Stock, then, in each case, the number of shares of Stock thereafter purchasable upon the exercise of this Warrant shall be determined by multiplying the number of shares of Stock theretofore purchasable upon the exercise of this Warrant by a fraction, the numerator of which shall be the then-current Warrant Price per share of Stock on the date of such distribution, and the denominator of which shall be such current Warrant Price per share of Stock, plus the Fair Market Value of any consideration received by the Company, less the then-current fair value (as determined by the Board of Directors of the Company) of the portion of the assets or evidences of indebtedness so distributed or of such rights, options or warrants, or of such convertible or exchangeable securities applicable to one share of Stock. Such adjustment shall be made whenever any such distribution is made, and shall become effective on the date of distribution, retroactive to the record date for the determination of stockholders entitled to receive such distribution.

          (c) Reorganization. In case the Company shall effect a consolidation, merger or a sale of substantially all of the assets (collectively, the "Transfer") of the Company, then as a condition of such Transfer, lawful and adequate provision shall be made so that the Warrantholder shall thereafter have the right to purchase and receive upon the basis and terms set forth in this Warrant (and in lieu of the shares of Stock immediately issuable upon exercise of this Warrant), such shares of stock or securities as may be issued or payable with respect to or in exchange for a number of outstanding shares of such Stock the Warrantholder would have received had such Transfer not taken place. Further, appropriate provision shall be made with respect to the rights of the Warrantholder so that the provisions of this Warrant (including, without limitation, provisions for adjustment of the Warrant Price and number of shares issuable upon exercise) shall be applicable as nearly as practicable, in relation to any shares of stock or securities thereafter deliverable upon the exercise hereof.

          (d) New Securities. In the event that at any time, as a result of an adjustment made pursuant to this Section 8, the Warrantholder shall become entitled to purchase any shares of the Company other than shares of Stock, thereafter, the number of such other shares so purchasable upon exercise of this Warrant, and the Warrant Price with respect to such shares, shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Stock purchasable upon exercise of this Warrant contained in Section 8(a) through 8(f), inclusive, and the balance of the provisions hereof shall apply on like terms to any such other shares.

          (e) Immaterial Adjustments. No adjustment in the number of shares of Stock purchasable hereunder shall be required unless such adjustment would require an increase or decrease of at least 1% in the number of shares of Stock purchasable upon the exercise of this Warrant; provided, however, that any adjustments that by reasons of this Section 8(e) are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations shall be made to the nearest one-hundredth of a share.

          (f) Adjustment of Warrant Price. Whenever the number of shares of Stock purchasable upon the exercise of this Warrant is adjusted, as herein provided, the Warrant Price shall be adjusted by multiplying such Warrant Price immediately prior to such adjustment by a fraction, the numerator of which shall be the number of shares of Stock purchasable upon the exercise of this Warrant immediately prior to such adjustment, and the denominator of which shall be the number of shares of Stock so purchasable immediately thereafter.

          (g) Fractional Shares. No fractional shares of Stock shall be issued in connection with the exercise of any Warrants, but the Company, in lieu of such fractional shares, shall make such cash payment therefor on the basis of the conversion price on the day immediately prior to exercise.

          (h) No Change to State Warrant Price, Etc. Irrespective of any adjustments pursuant to this Section 8 to the Warrant Price or to the number of shares or other securities or other property obtainable upon exercise of this Warrant, this Warrant may continue to state the Warrant Price and the number of shares obtainable upon exercise as the same price and number of shares stated herein.

     9. Covenants. The Company covenants and agrees that:

          (a) Reservation of Stock. During the period within which the rights represented by the Warrant may be exercised, the Company shall, at all times, reserve and keep available, free from preemptive rights out of the aggregate of its authorized but unissued Stock, for the purpose of enabling it to satisfy any obligation to issue shares of Stock upon the exercise of this Warrant, the number of shares of Stock deliverable upon the exercise of this Warrant. If at any time the number of shares of authorized Stock shall not be sufficient to effect the exercise of this Warrant, the Company shall take such corporate action as may be necessary to increase its authorized but unissued Stock to such number of shares as shall be sufficient for such purpose. The Company shall have analogous obligations with respect to any other securities or properties issuable upon exercise of this Warrant;

          (b) No Liens, Etc. All Stock that may be issued upon exercise of the rights represented by this Warrant shall, upon issuance, be validly issued, fully paid, nonassessable and free from all taxes, liens and charges with respect to the issue thereof;

          (c) Taxes. All original issue taxes payable with respect to the issuance of shares upon the exercise of the rights represented by this Warrant shall be borne by the Company, but in no event shall the Company be responsible or liable for income taxes or transfer taxes upon the transfer of any Warrant;

          (d) No Diminution of Value. The Company shall not take any action to terminate this Warrant or to diminish it in value; and

          (e) Notice of Events. The Company shall give prior written notice to the Warrantholder of (i) any tender offer that is being made for the Company's stock; (ii) any offer to holders of Stock for subscription or purchase by them of any shares of stock of any class; (iii) any capital reorganization of the Company, reclassification of the capital stock of the Company, consolidation or merger of the Company with or into another corporation, the sale, lease or transfer of all or substantially all of the property or assets of the Company to another corporation or the voluntary or involuntary dissolution, liquidation or winding up of the Company and
     (iv) any event of the type described in Section 8 hereof (all such events in clauses (i)-(iv) above are referred to as "Events"). Upon becoming aware of any pending or proposed Event, the Company shall deliver notice at least five business days before the day of the occurrence of any Event and shall describe the Event, the date it is to take place and when the holders of the Company's stock will be entitled to exchange their shares for securities or other properties deliverable upon such Event.

     10. Voting Rights. Until exercised, this Warrant shall not entitle the Warrantholder to any voting rights or other rights as a stock holder of the Company.

     11. Transfer Restrictions. A Warrantholder may transfer his beneficial interest or any portion thereof in the Warrant only to the Warrantholder's spouse, lineal descendants or ancestors (and their spouses) or the trustee of a trust for the principal benefit of such persons. Any transfer of ownership or control of a corporation or other entity which is a Warrantholder shall be deemed a transfer of this Warrant which must comply with the terms of this
Section 11. In addition, neither this Warrant nor the Stock issuable upon the exercise hereof may be sold, transferred, pledged or hypothecated unless the Company shall have been supplied with evidence reasonably satisfactory to it that such transfer is not in violation of the Securities Act of 1933, as amended (the "Act"), and any applicable state laws. The Company may place a legend to that effect on this Warrant or any replacement Warrant and on each certificate representing shares issuable upon exercise of this Warrant. Subject to the satisfaction of the aforesaid condition, this Warrant shall be transferable by the Warrantholder.

     If this Warrant is transferred, in whole or in part, upon surrender of this Warrant to the Company, the Company shall deliver to each transferee a Warrant evidencing the rights of such transferee to purchase the number of shares of Stock that such transferee is entitled to purchase pursuant to such transfer.

     12. Stockholder Communications. Until the exercise or expiration of this Warrant, the Company shall provide each Warrantholder with each and every report or other communication mailed to the stockholders of the Company.

     13. Lost, Stolen Warrants. If this Warrant is lost, stolen, mutilated or destroyed, the Company shall, on such terms as the Company may reasonably impose, including a requirement that the Warrantholder obtain a bond, issue a new Warrant of like denomination, tenor and date. Any such new Warrant shall constitute an original contractual obligation of the Company, whether or not the allegedly lost, stolen, mutilated or destroyed Warrant shall be at any time enforceable by anyone.

     14. Provisions of New Warrants. Any Warrant issued pursuant to the provisions of Section 15, or upon transfer, exchange, division or partial exercise of this Warrant or combination thereof with another Warrant or Warrants, shall set forth each provision set forth in Sections 1 through 27, inclusive, of this Warrant as each such provision is set forth herein, and shall be duly executed on behalf of the Company by an executive officer.

     15. Cancellation of Warrant. Upon surrender of this Warrant for transfer or exchange or upon the exercise hereof, this Warrant shall be cancelled by the Company, shall not be reissued by the Company, and, except as provided in
Section 6 in case of a partial exercise, in Section 7 in case of an exchange, or in Section 11 in case of a transfer, no Warrant shall be issued in lieu hereof. Any new Warrant certificate shall be issued promptly but no later than seven days after receipt of the old Warrant certificate; provided, however, that the obligation of the Company to transfer the Warrant or issue the shares of Stock upon the exercise of this Warrant shall be subject to compliance with Section 11.

     16. Complete Agreement; Modifications. This Warrant and any documents referred to herein or executed contemporaneously herewith constitute the parties' entire agreement with respect to the subject matter hereof and supersede all agreements, representations, warranties, statements, promises and understandings, whether oral or written, with respect to the subject matter hereof. This Warrant may not be amended, altered or modified except by a writing signed by the parties.

     17. Cooperation. Each party hereto agrees to execute any and all further documents and writings and perform such other reasonable actions which may be or become necessary or expedient to effectuate and carry out this Warrant.

     18. Notices. All notices under this Warrant will be in writing and will be delivered by personal service or telegram, telecopy or certified mail (if such service is not available, then by first class mail), postage prepaid, to such address as may be designated from time to time by the relevant party, and which will initially be as set forth below. Any notice sent by certified mail will be deemed to have been given three (3) days after the date on which it is mailed. All other notices will be deemed given when received. No objection may be made to the manner of delivery of any notice actually received in writing by an authorized agent of a party. Notices will be addressed as follows or to such other address as the party to whom the same is directed will have specified in conformity with the foregoing:


                     (i)   If to the Company:

                           U.S. Wireless Data, Inc.
                           4888 Pearl East Circle, Suite 110
                           Boulder, Colorado 80301
                           Attn:  Maurice R. Caldwell, Jr.
                           Telephone:  (303) 440-5464
                           Fax:  (303) 440-5640

                           With an additional copy to:

                           Alan W. Peryam, Esq.
                           Hopper and Kanouff, P.C.
                           1610 Wynkoop Street
                           Suite 200
                           Denver, Colorado 80202
                           Telephone:  (303) 892-6000
                           Fax:  (303) 892-0457

                     (ii)  If to Warrantholder:

                           To the Warrantholder and addresses set forth on the last page hereof.

     19. Successor and Assigns. Except as provided herein to the contrary, this Warrant shall be binding upon and inure to the benefit of the parties, their respective successors and permitted assigns.

     20. Governing Law; Jurisdiction. This Warrant has been negotiated and entered into in the State of Colorado, and all questions with respect to the Warrant and the rights and liabilities of the parties shall be governed by the laws of that state, regardless of the choice of law provisions of Colorado or any other jurisdiction. Any and all disputes between the parties which may arise pursuant to this Warrant shall be heard and determined before the appropriate federal or state court located in Denver, Colorado. The parties hereto acknowledge that such court has jurisdiction to interpret and enforce the provisions of this Warrant and the parties waive any and all objections that they may have as to venue in any of the above courts.

     21. Construction. No term or provision of this Warrant shall be construed so as to require the commission of any act contrary to law, and wherever there is any conflict between any provision of this Warrant and any present or future statute, law, ordinance, or regulation contrary to which the parties have no legal right to contract, the latter shall prevail, but in such event the provision of this Warrant so affected shall be curtailed and limited only to the extent necessary to bring it within the requirements of the law.

     22. Waivers Strictly Construed. With regard to any power, remedy or right provided herein or otherwise available to any party hereunder (i) no waiver or extension of time shall be effective unless expressly contained in a writing signed by the waiving party; and (ii) no alteration, modification or impairment shall be implied by reason of any previous waiver, extension of time, delay or omission in exercise, or other indulgence.

     23. Severability. The validity, legality or enforceability of the remainder of this Warrant shall not be affected even if one or more of the provisions of this Warrant shall be held to be invalid, illegal or unenforceable in any respect.

     24. Headings. The headings in this Warrant are inserted only as a matter of convenience, and in no way define, limit, or extend or interpret the scope of this Warrant or of any particular provision.

     25. Counterparts. This Warrant may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one or the same instrument.

     26. Attorney's Fees. Should any litigation be commenced (including any proceedings in a bankruptcy court) between the parties hereto or their representatives concerning any provision of this Warrant or the rights and duties of any person or entity hereunder, the party or parties prevailing in such proceeding shall be entitled, in addition to such other relief as may be granted, to the attorney's fees and court costs incurred by reason of such litigation.

     27. No Brokers Etc. Fees. Each party hereto represents that it is not and will not be obligated for any finder's or broker's fee or commission in connection with this Warrant or any agreement referred to herein or contemplated hereby. The Company agrees to indemnify and hold harmless the Warrantholder from any liability for any commission or compensation in the nature of a finder's or broker's fee (and the costs and expenses of defending against such liability or asserted liability) for which the Company or any of its officers, employees or representatives is alleged to be responsible.

         IN WITNESS WHEREOF, the Company has caused this Warrant to be duly executed effective as of April 12, 1993.

                                       U.S. WIRELESS DATA, INC.



                                       By: /s/  Maurice R. Caldwell, Jr.
                                       -----------------------------------
         (SEAL)                        Maurice R. Caldwell, Jr., President


                                       ADDRESS OF WARRANTHOLDER:


                                       James B. Walters
                                       -----------------------------

                                       4141 Colorado Blvd.
                                       -----------------------------

                                       Denver, CO 80216
                                       -----------------------------

                               FORM OF ASSIGNMENT


     FOR  VALUE   RECEIVED,   __________________________________________________
hereby sells,  assigns and transfers to  ____________________________________the within Warrant, together with all rights, title and interest therein, and does hereby irrevocably constitute and appoint ___________________________________ attorney to transfer such Warrant on theregister of the within-named Company, with full power of substitution.

Dated: ______________________       ______________________________________
                                    Signature


Signature Guaranteed:



____________________________________

                                  PURCHASE FORM
                                 To Be Executed
                            Upon Exercise of Warrant

         The undersigned hereby exercises the right to purchase shares of Stock, evidenced by the within Warrant, according to the terms and conditions thereof, and herewith [makes payment of the purchase price in full] [or requests that the Company exchange the Warrant as provided in Section 6 of the Warrant]. The undersigned requests that certificate(s) for such shares shall be issued in the name set forth below.

Dated: _________________________
                                       [NAME OF HOLDER]

                                       By: _______________________________
                                           Signature

                                       Name:______________________________
                                            (Please Print)

                                       Address:___________________________

                                       ___________________________________

                                       ___________________________________


                                       Employer Identification Number, Social
                                       Security Number or other identifying
                                       number:

                                       ___________________________________

         If said number of shares shall not be all the shares purchasable under the within Warrant, the Warrantholder hereby requests that a new Warrant for the unexercised portion shall be registered in the name set forth below and delivered to the address set forth below:

Name:___________________________________
     (Please Print)

Address:________________________________

________________________________________

________________________________________



Employer Identification Number, Social
Security Number or other identifying
number: ________________________________

                                                                     EXHIBIT 4.3

                            U.S. WIRELESS DATA, INC.

                             STOCK PURCHASE WARRANT

              THE WARRANTS EVIDENCED HEREBY AND THE SHARES OF STOCK
             ISSUABLE UPON EXERCISE THEREOF HAVE NOT BEEN REGISTERED
          UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") AND
             MAY NOT OFFERED OR SOLD WITHOUT REGISTRATION UNLESS AN
           EXEMPTION FROM REGISTRATION IS AVAILABLE UNDER SUCH ACT OR
                 THE RULES OR REGULATIONS PROMULGATED THEREUNDER

               WARRANT TO PURCHASE SHARES OF CLASS A COMMON STOCK
                               AS DESCRIBED HEREIN


Date: May 1, 1993                                                  Warrant No. 3

                  This certifies that, for value received:

         Name:    Kenneth D. DeJohn

or his registered assigns are entitled to purchase during the period described in Section 4 below, expiring May 1, 203, from U.S. Wireless Data, Inc., a Colorado corporation (the "Company"), having its principal office at 4888 Pearl East Circle, Suite 110, Boulder, Colorado 80301, that number of shares of fully paid and nonassessable Class A Common Stock of the Company as are described in
Section 1 (the "Stock"), at the exercise price described in Section 2 below, which price may be adjusted as described below (the "Warrant Price"), subject to the terms set forth herein. The holder(s) of this Warrant and/or a registered assign or assigns, shall be referred to herein as the "Warrantholder." This Warrant is being issued in consideration of accepting of accepting employment with the Company as Vice President of Manufacturing.

     1. Stock Purchasable. The number of shares of Stock purchasable upon the exercise of this Warrant is 150,000.

     2. Exercise Price. The price at which this Warrant is exercisable, unless such price is adjusted as described below, is $4.00 per share of Stock purchased.

     3. Expiration of Warrant. This Warrant shall expire and be no longer exercisable after May 1, 2003 ("Expiration Date").


     4. Exercise of Warrants. This Warrant may be exercised as to the entire amount of the shares covered by the Warrant after one year of the Warrantholder's continuous service to the Company (May 1, 1994). The purchase rights represented by this Warrant may be exercised in whole or in part (but not as to a fractional share of Stock), by the Warrantholder or his or her duly authorized attorney or representative at any time and from time to time while this Warrant is exercisable, upon presentation of this Warrant at the principal office of the Company, with the purchase form attached hereto duly completed and signed, and upon payment to the Company in cash or by certified check or bank draft of an amount equal to the number of shares being so purchased multiplied by the Warrant Price.

     5. Procedures. The Company agrees that the Warrantholder shall be deemed the record owner of the Stock as of the close of business on the date on which the Warrant shall have been presented and payment shall have been made for the Stock as aforesaid. Certificates for the shares of Stock so purchased shall be delivered to the Warrantholder within a reasonable time, not exceeding 15 days, after the exercise in full of the rights represented by this Warrant.

     If the Warrant is exercised in part only, the Company, upon surrender of this Warrant for cancellation, shall deliver a new Warrant evidencing the rights of the Warrantholder to purchase the balance of the shares of Stock which the Warrantholder is entitled to purchase hereunder.

     6. Exchange of Warrants. Subject to the provisions of Section 10 (i) this Warrant is exchangeable at the option of the Warrantholder at the principal office of the Company for other Warrants of different denominations entitled the Warrantholder to purchase the same aggregate number of shares of Stock as are purchasable hereunder; and (ii) this Warrant may be divided or combined with other warrants that carry the same rights. In either case, any alterations shall be made upon presentation, at the principal office of the Company, of the Warrant(s), together with a written notice signed by the Warrantholder specifying the names and denominations in which any new Warrants are to be issued and the payment of any transfer tax due in connection therewith.

     7. Anti-Dilution Provisions. The Warrant Price and the number of shares purchasable upon the exercise of each Warrant are subject to adjustment from time to time upon the occurrence of any of the events specified in this Section
7. Upon exercise of the Warrant, the Warrantholder shall have all the rights and preferences of a holder of Stock, but shall have no rights of a holder of Stock until such Warrant has been exercised as set forth above.

          (a) Stock Splits and Dividends. In case the Company shall (i) pay a dividend in shares of Stock or make a distribution in shares of Stock, (ii) subdivide its outstanding shares of Stock, (iii) combine its outstanding shares of Stock into a smaller number of shares of Stock, or (iv) issue by reclassification of its shares of Stock other securities of the Company, the number of shares of Stock purchasable upon exercise of this Warrant immediately prior thereto shall be adjusted so that the Warrantholder shall be entitled to receive the kind and number of shares of Stock or other securities of the Company which Warrantholder would have owned or would have been entitled to receive after the occurrence of any of the events described above had such Warrant been exercised immediately prior to the occurrence of such event or any record date with respect thereto. An adjustment made pursuant to this Section 7(a) shall become effective immediately after the effective date of such event retroactive to the record date, if any, for the event.

          (b) Distribution of Stock and Equivalents. In case the Company shall distribute or sell at less than fair market value to all holders of its shares of Stock evidences of its indebtedness or assets or, except for transactions covered by 7(a), shares of its stock (excluding distributions referred to in Section 7(a) above) or rights, options or warrants or convertible or exchangeable securities containing the right to subscribe for or purchase shares of Stock, then, in each case, the number of shares of Stock thereafter purchasable upon the exercise of this Warrant shall be determined by multiplying the number of shares of Stock theretofore purchasable upon the exercise of this Warrant by a fraction, the numerator of which shall be the then-current Warrant Price per share of Stock on the date of such distribution, and the denominator of which shall be such current Warrant Price per share of Stock, plus the Fair Market Value of any consideration received by the Company, less the then-current fair value (as determined by the Board of Directors of the Company) of the portion of the assets or evidences of indebtedness so distributed or of such rights, options or warrants, or of such convertible or exchangeable securities applicable to one share of Stock. Such adjustment shall be made whenever any such distribution is made, and shall become effective on the date of distribution, retroactive to the record date for the determination of stockholders entitled to receive such distribution.

          (c) Reorganization. In case the Company shall effect a consolidation, merger or a sale of substantially all of the assets (collectively, the "Transfer") of the Company, then as a condition of such Transfer, lawful and adequate provision shall be made so that the Warrantholder shall thereafter have the right to purchase and receive upon the basis and terms set forth in this Warrant (and in lieu of the shares of Stock immediately issuable upon exercise of this Warrant), such shares of stock or securities as may be issued or payable with respect to or in exchange for a number of outstanding shares of such Stock the Warrantholder would have received had such Transfer not taken place. Further, appropriate provision shall be made with respect to the rights of the Warrantholder so that the provisions of this Warrant (including, without limitation, provisions for adjustment of the Warrant Price and number of shares issuable upon exercise) shall be applicable as nearly as practicable, in relation to any shares of stock or securities thereafter deliverable upon the exercise hereof.

          (d) New Securities. In the event that at any time, as a result of an adjustment made pursuant to this Section 7, the Warrantholder shall become entitled to purchase any shares of the Company other than shares of Stock, thereafter, the number of such other shares so purchasable upon exercise of this Warrant, and the Warrant Price with respect to such shares, shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Stock purchasable upon exercise of this Warrant contained in Section 7(a) through 7(f), inclusive, and the balance of the provisions hereof shall apply on like terms to any such other shares.

          (e) Immaterial Adjustments. No adjustment in the number of shares of Stock purchasable hereunder shall be required unless such adjustment would require an increase or decrease of at least 1% in the number of shares of Stock purchasable upon the exercise of this Warrant; provided, however, that any adjustments that by reasons of this Section 7(e) are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations shall be made to the nearest one-hundredth of a share.

          (f) Adjustment of Warrant Price. Whenever the number of shares of Stock purchasable upon the exercise of this Warrant is adjusted, as herein provided, the Warrant Price shall be adjusted by multiplying such Warrant Price immediately prior to such adjustment by a fraction, the numerator of which shall be the number of shares of Stock purchasable upon the exercise of this Warrant immediately prior to such adjustment, and the denominator of which shall be the number of shares of Stock so purchasable immediately thereafter.

          (g) Fractional Shares. No fractional shares of Stock shall be issued in connection with the exercise of any Warrants, but the Company, in lieu of such fractional shares, shall make such cash payment therefor on the basis of the conversion price on the day immediately prior to exercise.

          (h) No Change to State Warrant Price, Etc. Irrespective of any adjustments pursuant to this Section 7 to the Warrant Price or to the number of shares or other securities or other property obtainable upon exercise of this Warrant, this Warrant may continue to state the Warrant Price and the number of shares obtainable upon exercise as the same price and number of shares stated herein.

     8. Covenants. The Company covenants and agrees that:

          (a) Reservation of Stock. During the period within which the rights represented by the Warrant may be exercised, the Company shall, at all times, reserve and keep available, free from preemptive rights out of the aggregate of its authorized but unissued Stock, for the purpose of enabling it to satisfy any obligation to issue shares of Stock upon the exercise of this Warrant, the number of shares of Stock deliverable upon the exercise of this Warrant. If at any time the number of shares of authorized Stock shall not be sufficient to effect the exercise of this Warrant, the Company shall take such corporate action as may be necessary to increase its authorized but unissued Stock to such number of shares as shall be sufficient for such purpose. The Company shall have analogous obligations with respect to any other securities or properties issuable upon exercise of this Warrant;

          (b) No Liens, Etc. All Stock that may be issued upon exercise of the rights represented by this Warrant shall, upon issuance, be validly issued, fully paid, nonassessable and free from all taxes, liens and charges with respect to the issue thereof;

          (c) Taxes. All original issue taxes payable with respect to the issuance of shares upon the exercise of the rights represented by this Warrant shall be borne by the Company, but in no event shall the Company be responsible or liable for income taxes or transfer taxes upon the transfer of any Warrant;

          (d) No Diminution of Value. The Company shall not take any action to terminate this Warrant or to diminish it in value; and

          (e) Notice of Events. The Company shall give prior written notice to the Warrantholder of (i) any tender offer that is being made for the Company's stock; (ii) any offer to holders of Stock for subscription or purchase by them of any shares of stock of any class; (iii) any capital reorganization of the Company, reclassification of the capital stock of the Company, consolidation or merger of the Company with or into another corporation, the sale, lease or transfer of all or substantially all of the property or assets of the Company to another corporation or the voluntary or involuntary dissolution, liquidation or winding up of the Company and
     (iv) any event of the type described in Section 7 hereof (all such events in clauses (i)-(iv) above are referred to as "Events"). Upon becoming aware of any pending or proposed Event, the Company shall deliver notice at least five business days before the day of the occurrence of any Event and shall describe the Event, the date it is to take place and when the holders of the Company's stock will be entitled to exchange their shares for securities or other properties deliverable upon such Event.

     9. Voting Rights. Until exercised, this Warrant shall not entitle the Warrantholder to any voting rights or other rights as a stock holder of the Company.

     10. Transfer Restrictions. A Warrantholder may transfer his beneficial interest or any portion thereof in the Warrant only to the Warrantholder's spouse, lineal descendants or ancestors (and their spouses) or the trustee of a trust for the principal benefit of such persons. Any transfer of ownership or control of a corporation or other entity which is a Warrantholder shall be deemed a transfer of this Warrant which must comply with the terms of this

Section 10. In addition, neither this Warrant nor the Stock issuable upon the exercise hereof may be sold, transferred, pledged or hypothecated unless the Company shall have been supplied with evidence reasonably satisfactory to it that such transfer is not in violation of the Securities Act of 1933, as amended (the "Act"), and any applicable state laws. The Company may place a legend to that effect on this Warrant or any replacement Warrant and on each certificate representing shares issuable upon exercise of this Warrant. Subject to the satisfaction of the aforesaid condition, this Warrant shall be transferable by the Warrantholder.

     If this Warrant is transferred, in whole or in part, upon surrender of this Warrant to the Company, the Company shall deliver to each transferee a Warrant evidencing the rights of such transferee to purchase the number of shares of Stock that such transferee is entitled to purchase pursuant to such transfer.

     11. Stockholder Communications. Until the exercise or expiration of this Warrant, the Company shall provide each Warrantholder with each and every report or other communication mailed to the stockholders of the Company.

     12. Lost, Stolen Warrants. If this Warrant is lost, stolen, mutilated or destroyed, the Company shall, on such terms as the Company may reasonably impose, including a requirement that the Warrantholder obtain a bond, issue a new Warrant of like denomination, tenor and date. Any such new Warrant shall constitute an original contractual obligation of the Company, whether or not the allegedly lost, stolen, mutilated or destroyed Warrant shall be at any time enforceable by anyone.

     13. Provisions of New Warrants. Any Warrant issued pursuant to the provisions of Section 14, or upon transfer, exchange, division or partial exercise of this Warrant or combination thereof with another Warrant or Warrants, shall set forth each provision set forth in Sections 1 through 26, inclusive, of this Warrant as each such provision is set forth herein, and shall be duly executed on behalf of the Company by an executive officer.

     14. Cancellation of Warrant. Upon surrender of this Warrant for transfer or exchange or upon the exercise hereof, this Warrant shall be cancelled by the Company, shall not be reissued by the Company, and, except as provided in
Section 5 in case of a partial exercise, in Section 7 in case of an exchange, or in Section 10 in case of a transfer, no Warrant shall be issued in lieu hereof. Any new Warrant certificate shall be issued promptly but no later than seven days after receipt of the old Warrant certificate; provided, however, that the obligation of the Company to transfer the Warrant or issue the shares of Stock upon the exercise of this Warrant shall be subject to compliance with Section 10.

     15. Complete Agreement; Modifications. This Warrant and any documents referred to herein or executed contemporaneously herewith constitute the parties' entire agreement with respect to the subject matter hereof and supersede all agreements, representations, warranties, statements, promises and understandings, whether oral or written, with respect to the subject matter hereof. This Warrant may not be amended, altered or modified except by a writing signed by the parties.

     16. Cooperation. Each party hereto agrees to execute any and all further documents and writings and perform such other reasonable actions which may be or become necessary or expedient to effectuate and carry out this Warrant.

     17. Notices. All notices under this Warrant will be in writing and will be delivered by personal service or telegram, telecopy or certified mail (if such service is not available, then by first class mail), postage prepaid, to such address as may be designated from time to time by the relevant party, and which will initially be as set forth below. Any notice sent by certified mail will be deemed to have been given three (3) days after the date on which it is mailed. All other notices will be deemed given when received. No objection may be made to the manner of delivery of any notice actually received in writing by an authorized agent of a party. Notices will be addressed as follows or to such other address as the party to whom the same is directed will have specified in conformity with the foregoing:

                      (i)  If to the Company:

                           U.S. Wireless Data, Inc.
                           4888 Pearl East Circle, Suite 110
                           Boulder, Colorado 80301
                           Attn:  Maurice R. Caldwell, Jr.
                           Telephone:  (303) 440-5464
                           Fax:  (303) 440-5640

                           With an additional copy to:

                           Alan W. Peryam, Esq.
                           Hopper and Kanouff, P.C.
                           1610 Wynkoop Street
                           Suite 200
                           Denver, Colorado 80202
                           Telephone:  (303) 892-6000
                           Fax:  (303) 892-0457


                      (ii) If to Warrantholder:

                           To the Warrantholder and addresses set forth on the last page hereof.

     18. Successor and Assigns. Except as provided herein to the contrary, this Warrant shall be binding upon and inure to the benefit of the parties, their respective successors and permitted assigns.

     19. Governing Law; Jurisdiction. This Warrant has been negotiated and entered into in the State of Colorado, and all questions with respect to the Warrant and the rights and liabilities of the parties shall be governed by the laws of that state, regardless of the choice of law provisions of Colorado or any other jurisdiction. Any and all disputes between the parties which may arise pursuant to this Warrant shall be heard and determined before the appropriate federal or state court located in Denver, Colorado. The parties hereto acknowledge that such court has jurisdiction to interpret and enforce the provisions of this Warrant and the parties waive any and all objections that they may have as to venue in any of the above courts.

     20. Construction. No term or provision of this Warrant shall be construed so as to require the commission of any act contrary to law, and wherever there is any conflict between any provision of this Warrant and any present or future statute, law, ordinance, or regulation contrary to which the parties have no legal right to contract, the latter shall prevail, but in such event the provision of this Warrant so affected shall be curtailed and limited only to the extent necessary to bring it within the requirements of the law.

     21. Waivers Strictly Construed. With regard to any power, remedy or right provided herein or otherwise available to any party hereunder (i) no waiver or extension of time shall be effective unless expressly contained in a writing signed by the waiving party; and (ii) no alteration, modification or impairment shall be implied by reason of any previous waiver, extension of time, delay or omission in exercise, or other indulgence.

     22. Severability. The validity, legality or enforceability of the remainder of this Warrant shall not be affected even if one or more of the provisions of this Warrant shall be held to be invalid, illegal or unenforceable in any respect.

     23. Headings. The headings in this Warrant are inserted only as a matter of convenience, and in no way define, limit, or extend or interpret the scope of this Warrant or of any particular provision.

     24. Counterparts. This Warrant may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one or the same instrument.

     25. Attorney's Fees. Should any litigation be commenced (including any proceedings in a bankruptcy court) between the parties hereto or their representatives concerning any provision of this Warrant or the rights and duties of any person or entity hereunder, the party or parties prevailing in such proceeding shall be entitled, in addition to such other relief as may be granted, to the attorney's fees and court costs incurred by reason of such litigation.

     26. No Brokers Etc. Fees. Each party hereto represents that it is not and will not be obligated for any finder's or broker's fee or commission in connection with this Warrant or any agreement referred to herein or contemplated hereby. The Company agrees to indemnify and hold harmless the Warrantholder from any liability for any commission or compensation in the nature of a finder's or broker's fee (and the costs and expenses of defending against such liability or asserted liability) for which the Company or any of its officers, employees or representatives is alleged to be responsible.

         IN WITNESS WHEREOF, the Company has caused this Warrant to be duly executed effective as of May 1, 1993.

                                U.S. WIRELESS DATA, INC.



                                By: /s/ Maurice R. Caldwell, Jr.
                                --------------------------------
         (SEAL)                 Maurice R. Caldwell, Jr., President

                                ADDRESS OF WARRANTHOLDER:


                                  Kenneth D. DeJohn
                                  ------------------------

                                  8052 Fox Ridge Court
                                  ------------------------

                                  Boulder, CO 80301
                                  ------------------------

                               FORM OF ASSIGNMENT


     FOR  VALUE   RECEIVED,   __________________________________________________
hereby sells,  assigns and  transfers to  ___________________________________the within Warrant, together with all rights, title and interest therein, and does hereby irrevocably constitute and appoint ___________________________ attorney to transfer such Warrant on the register of the within-named Company, with full power of substitution.

Dated: _________________________    ________________________________________
                                    Signature


Signature Guaranteed:


_____________________________________

                                  PURCHASE FORM
                                  -------------
                                 To Be Executed
                            Upon Exercise of Warrant

         The undersigned hereby exercises the right to purchase shares of Stock, evidenced by the within Warrant, according to the terms and conditions thereof, and herewith [makes payment of the purchase price in full] [or requests that the Company exchange the Warrant as provided in Section 5 of the Warrant]. The undersigned requests that certificate(s) for such shares shall be issued in the name set forth below.

Dated:______________________
                                 [NAME OF HOLDER]

                                   By: __________________________________
                                       Signature

                                 Name: __________________________________
                                              (Please Print)

                                 Address:________________________________

                                 ________________________________________

                                 ________________________________________


                                 Employer Identification Number, Social
                                 Security Number or other identifying number:

                                 ________________________________________


         If said number of shares shall not be all the shares purchasable under the within Warrant, the Warrantholder hereby requests that a new Warrant for the unexercised portion shall be registered in the name set forth below and delivered to the address set forth below:

Name: ___________________________________
               (Please Print)

Address: ________________________________

_________________________________________

_________________________________________



Employer Identification Number, Social
Security Number or other identifying
number:_____________________________