Form 10QSB
period 1997-12-31
U S WIRELESS DATA INC
filed 1998-02-23
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1997

| | Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.


     Commission File No.:  0-22848


                            U.S. Wireless Data, Inc.
             (Exact name of registrant as specified in its charter)


               Colorado                              84-1178691
               --------                              ----------
      (State of incorporation)            (IRS Employer Identification No.)


                          2200 Powell Street, Suite 450
                          Emeryville, California 94608
                          ----------------------------
          (Address of principal executive offices, including zip code)



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

                         Yes  _X_                 No  ___

As of December 31, 1997 there were outstanding 9,221,420 shares of the Registrant's Common Stock (no par value per share).


Transitional Small Business Disclosure Format

                         Yes  ___                 No  _X_

                            U.S. WIRELESS DATA, INC.
                                TABLE OF CONTENTS



PART I      FINANCIAL INFORMATION                             Page

Item 1.     Financial Statements (Unaudited)

            Balance Sheet --
                   December 31, 1997, June 30, 1997...........................3

            Statements of Operations --
                   Three Months and Six Months Ended
                    December 31, 1997 and 1996................................4

            Statements of Cash Flows --
                   Six Months Ended December 31, 1997 and 1996................5

            Notes to Financial Statements...................................6-9

Item 2.     Management's Discussion and Analysis..........................10-13



PART II     OTHER INFORMATION

Item 1.     Material Developments in Connection with Legal Proceedings.......13

Item 2.     Securities Changes...............................................14

Item 3.     Defaults Upon Senior Securities..................................15

Item 5.     Other Information ...............................................15

Item 6.     Exhibits and Reports on Form 8-K.................................16

                            U.S. WIRELESS DATA, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                        December 31, 1997   June 30,1997
                                                        -----------------   ------------
                              ASSETS

Current Assets:
        Cash                                              $  1,522,944    $      6,083
        Accounts receivable, net of allowance for
         doubtful accounts of $15,979 Dec.; 15,903 June        123,369         120,531
        Sales-type lease receivables ..................         10,933          11,023
        Inventory, net ................................        634,938         208,867
        Other current assets ..........................         59,430         102,836
                                                          ------------   -------------

                 Total current assets .................      2,351,614         449,340

Property and equipment, net ...........................        142,333          40,445
Other assets ..........................................        434,030          11,495
                                                          ------------   -------------



Total assets ..........................................   $  2,927,977    $    501,280
                                                          ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable ..............................   $    759,744    $    354,213
        Accrued liabilities ...........................        149,894         125,587
        Notes payable .................................        808,649         737,866
                                                          ------------    ------------
                Total current liabilities .............      1,718,287       1,217,666
                                                          ------------    ------------

Long Term Debt ........................................      2,707,941          45,000

Total Liabilities .....................................      4,426,228       1,262,666


Stockholders' Equity (Deficit):
        Common stock, no par value, 12,000,000 ........      9,221,420       5,613,952
                shares authorized; 9,221,420
                shares issued and outstanding
        Common stock subscribed .......................              0               0
        Additional paid-in capital ....................      8,214,994      10,613,465
        Accumulated deficit ...........................    (18,934,665)    (16,960,853)

        Notes Receivable from Shareholder .............           --           (27,950)
                                                          ------------    ------------
                Total stockholders' equity (deficit)...     (1,498,251)       (761,386)


Total liabilities and stockholders' equity (deficit)...   $  2,927,977    $     501,280
                                                          ============    =============

                             See Accompanying Notes

                            U.S. WIRELESS DATA, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended             Six Months Ended
                                                 12/31/97       12/31/96       12/31/97       12/31/96
                                                 --------       --------       --------       --------
Revenue ...................................   $    96,385    $   415,695    $   353,857   $    802,913
Cost of goods sold ........................        52,774        221,848        226,569        487,297
                                              -----------    -----------    -----------    -----------

Gross margin (deficit) ....................        43,611        193,847        127,288        315,616
                                              -----------    -----------    -----------    -----------

Operating Expenses:
    Selling, general and administrative ...     1,161,774        169,619      1,692,629        340,406
    Research and development ..............        77,700         95,019        173,014        213,488
                                              -----------    -----------    -----------    -----------
    Total Operating Expense                     1,239,474        264,638      1,865,643        553,894
                                              -----------    -----------    -----------    -----------

Loss from operations ......................    (1,195,863)       (70,791)    (1,738,355)      (238,278)

Interest income                                     1,677              0          1,677              0
Interest expense                                 (243,782)             0       (267,682)             0
Other income                                       18,246          1,921         30,548          7,888

Net loss ..................................   $(1,419,722)   $   (68,870)   $(1,973,812)   $  (230,390)
                                              ===========    ===========    ===========    ===========


Basic / Diluted Earnings (loss) per share:   $      (.15)   $      (.01)   $      (.23)   $      (.05)

Weighted average common shares outstanding      9,209,152      4,738,458      8,489,500      4,732,261
                                              ===========    ===========    ===========    ===========


                             See Accompanying Notes

                            U.S. WIRELESS DATA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months Ended
                                                                       12/31/97      12/31/96
                                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...................................................   $(1,973,812)   $  (230,390)
     Depreciation and amortization ..............................        10,348         39,051
     Non-cash consulting services ...............................       181,805
     Non-cash interest expense - debt ...........................       225,358

   Changes in assets and liabilities:
          (Increase) decrease in:
               Accounts receivable ..............................        (2,839)       119,057
               Inventory ........................................      (426,071)        46,866
               Other current assets .............................       (47,979)        33,088
          Increase (decrease) in:
               Accounts payable .................................       395,531         90,301
               Accrued liabilities ..............................        24,308       (114,241)
                                                                    -----------    -----------
               Net cash used in operating activities ............    (1,613,351)       (16,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchase) of Property, plant, and equipment ...............      (112,236)
     (Increase) in other assets .................................       (84,626)           500
                                                                    -----------    -----------
               Net cash used in investing activities ............      (196,862)           500


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of stock ............................       556,250         43,396
     Note receivable ............................................        27,950        (27,950)
     Net Proceeds from issuance of debt..........................     2,742,874        (21,600)
                                                                    -----------    -----------

              Net cash provided by financing activities .........     3,327,074         (6,154)


INCREASE (DECREASE) IN CASH .....................................     1,516,861        (21,922)


CASH, Beginning of period
                                                                          6,083         40,350
                                                                    -----------    -----------


CASH, End of period .............................................   $ 1,522,944    $    18,428
                                                                    ===========    ===========

                             See Accompanying Notes

                            U.S. WIRELESS DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 -- ACCOUNTING PRINCIPLES

     The balance sheet as of December 31, 1997, as well as the statements of operations for the three and six months ended December 31, 1997 and December 31, 1996, and statement of cash flows for the six months ended December 31, 1997 and December 31, 1996 have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows at December 31, 1997 and for all periods presented, have been made.

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


Note 2 -- FINANCIAL CONDITION AND LIQUIDITY

     The Company has incurred an accumulated deficit of approximately $18.9 million since inception, including a loss of $554 thousand in the first quarter and $1,420 thousand in the second quarter of fiscal year 1998. In order to attempt to continue as a going concern, the Company has transitioned to a recurring revenue focus, is working on programs to increase revenue levels and product margins, and is negotiating new distribution agreements. In December 1997, the Company closed a private placement offering of $3,060,000 of Convertible Subordinated Debentures. After associated fees and repayment of bridge loans incurred during the quarter, the Company retained approximately $2,200,000 to apply to immediate working capital needs and the national launch of its proprietary wireless transaction processing solution. The current sales volume is inadequate to fund the infrastructure growth and business transition. As a result, the Company anticipates the continued roll out of the GTE Wireless joint marketing and operating agreement and potential distribution programs with other cellular carriers will require additional debt or equity financing in the immediate future.

     The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.


Note 3 -- NET LOSS PER SHARE

     Effective during the quarter ended December 31, 1997, earnings (loss) per common share (EPS) is computed using Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". SFAS No. 128, establishes standards for the computation, presentation, and disclosure of earnings per share. Basic and diluted net loss per common share are computed by dividing the net loss by the weighted average number of common shares outstanding at the end of the period. Diluted EPS excludes exercisable stock options and warrants from the calculation since their effect would be anti-dilutive. All prior periods have been restated to conform with SFAS No.128. 6

Note 4 -- FINANCING

     As the Company entered the first quarter of fiscal 1998, it faced the need for increased liquidity to meet its obligations and fund a significant rollout of the CDPD TRANZ Enabler product. In August 1997, through an introduction by the entrenet Group, LLC. ("entrenet"), the Company sold 3.5 million unregistered shares of common stock and 1.6 million warrants to purchase common stock at an exercise price of $0.01 per share to two officers of Liviakis Financial Communications, Inc. ("LFC") for $500,000 in cash. The warrants are exercisable from January 15, 1998 through August 4, 2002. The securities sold to the two officers of LFC carry future registration rights, including a one-time demand registration, with fees to be paid by the Company (see also Note 7, below).

     In accordance with its agreement with entrenet, The Company has granted entrenet the right to receive 280,000 unregistered shares of the Company's Common Stock as compensation for an 8% finder's fee for the direct source financing. The stock is to be issued to entrenet following shareholder approval for an increase in authorized Common Stock, which occurred on February 6, 1998. The agreement provides entrenet with "piggyback registration rights."

     On December 10, 1997 the Company closed a private placement offering of $3,060,000 principal amount of 8% Adjustable Rate Convertible Subordinated Debentures. After associated fees and repayment of bridge loans incurred during the quarter, the Company retained approximately $2,200,000 to apply to immediate working capital needs and the national launch of its proprietary wireless transaction processing solution. The convertible features of the debenture include an "in-the-money" convertible option that allows the holder to obtain shares of common stock at a discount off of fair market value. The value of the in-the-money provision has been allocated to stockholder equity. The difference between the realized value and face value of the debt will be recognized as non-cash interest expense between the date of issue and date of conversion into preferred stock, which was effected as of February 9, 1998. See "Note 9 - Subsequent Events". In December, this non-cash interest charge was approximately $225,000. As a result of the approval by shareholders on February 6, 1998, the Company authorized 4,000,000 shares of Series "A" Preferred stock. The debentures automatically convert into no par value Series A Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock"), with a stated value of $1.00 per share. The preferred stock gives the holder the right to convert principal into shares of Common Stock in the future at 80% of market price, but not lower than $4 per share for the first 270 days and no higher than $6 per share. The security carries an 8% coupon, which drops to a 4% coupon once the underlying shares of common stock are registered with the Securities and Exchange Commission. The Company is required to register the shares of the common stock underlying the securities sold in the offering, plus the shares of common stock issuable as interest on the Debentures and dividends on the Series A Preferred Stock. A more detailed explanation of the private placement offering is provided by Form 8-K Reporting an Event of November 14, 1997, filed on December 17, 1997.


Note 5 -- LIVIAKIS FINANCIAL COMMUNICATIONS INC. ("LFC") - CONSULTING

     In August 1997, the Company retained LFC to advise and assist the Company in matters concerning investor relations and corporate finance covering the period from July 31, 1997 through July 31, 1998. As compensation for these services, the Company will issue a total of 300,000 unregistered restricted shares of its Common Stock and $10,000 in cash as consulting fees. The issuance of the shares of Common Stock will occur at various times during the consulting agreement, commencing November 15, 1997. Pursuant to the consulting agreement, the Company will also pay LFC a cash fee equal to 2.5% of the gross proceeds received as a finder's fee for any direct financing located for the Company. The shares will also contain registration rights as described in Note 4, above.


Note 6 -- LITIGATION

     In September 1996, the Company agreed to terms to settle securities fraud litigation, pending since 1994, which was brought in relation to the Company's initial public offering of December 1993. The parties' agreement (the "Settlement Agreement") was filed in the United States District Court for the District of Colorado on January 15, 1997 in consolidated Case N0. 94-Z-2258, Appel, et al. v. Caldwell, et al. By its order approving the settlement, the court certified a plaintiff's settlement class and provided the mechanism for payment of claims. The Company contributed directly or by indemnification a total of $10,000 to the total settlement fund of $2,150,000. The remaining portion of the settlement was contributed by certain underwriters of the Company's initial public offering and securities counsel. No objections to the Settlement Agreement were made. No potential class member opted out of the settlement and all are bound by the release granted the Company. All claims against the Company in those consolidated cases were dismissed by final federal court order on September 4, 1997. No appeal was filed. Similar state court claims were dismissed by Colorado district court order dated October 9, 1997.

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

     In July 1997, the Company executed a two-year agreement for consulting services to be provided by Mr. Gary Woolley. In addition to monthly cash compensation, Mr. Woolley received a $50,000 two-year convertible note with 10% interest per annum. The principal balance of the note was convertible into Common Stock at $.40 per share. A dispute arose between Mr. Woolley and the Company and the consulting agreement was terminated by the Company at the end of August 1997. Mr. Woolley and the Company executed a settlement agreement in January 1998, and the Company has accrued the related consulting charges of $45,833 to operating expense in the second quarter. The restructured note will convert into 75,000 restricted shares of Common Stock at Mr. Woolley's election on or before April 1, 1998. Mr. Woolley advised the Company of his election to convert the note to Common Stock in January, 1998.

     The Company has been engaged in negotiations with purchasers of $135,000 (out of a total of $185,000) of convertible demand notes, which the Company issued from April through June 1997. The notes became convertible to Common Stock at $.35 per share (as to $85,000 of the notes) and $.50 per share (as to $100,000 of the notes) on November 1, 1997. The essence of the claims of the complaining noteholders is that the Company, through its agents, "promised" that the Common Stock issuable upon conversion of the notes was to be "freely tradeable." The documentation evidencing the notes did not bear any language indicating the nature of the shares issuable upon conversion. The Company denies that "freely tradeable" stock was promised to the noteholders by any person authorized by the Company to make such promises. The noteholders allege damages which they base upon a market price for the Common Stock in the $8.00 range as of the November 1 time period. The noteholders have threatened suit against the Company if they do not receive a substantial increase in the number of shares to be issued by the Company upon conversion of the notes, along with other concessions from the Company. No assurance can be given that the matter can be resolved without litigation. The cost of litigation and any potential judgment could have a material adverse financial impact to the Company.



Note 7 - STOCK WARRANTS

     As a result of the issuance of securities to LFC as described in Note 4, above, an adjustment to the exercise terms of the Common Stock purchase warrants issued to the underwriters in connection with the Company's December 1993 initial public offering was required. Those warrants, which were initially exercisable to purchase 165,000 shares at $12.33 per share, are now exercisable to purchase 285,621 shares at $7.12 per share.


Note 8 -- RECENT ACCOUNTING PRONOUNCEMENTS

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



Note 9 -- SUBSEQUENT EVENTS

     On February 6, 1998, the Company held its annual shareholder meeting. All proposals submitted to shareholders, as described in the Proxy Statement for the Meeting, were passed. Article 4 of the Company's Articles of Incorporation was amended to increase the number of shares of authorized common stock from 12,000,000 to 40,000,000. Also, 15,000,000 shares of no par value preferred stock were authorized with 4,000,000 designated as Series A Preferred Stock, as described in the Proxy Statement. Shareholders also approved amendments to the Company's 1992 stock option plan to increase the number of underlying shares for which options may be granted under the plan from 880,000 to 2,680,000 shares, as described in the Proxy Statement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS
--------------------------

     The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933 or Section 12E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions which the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are detailed below.

     History of Losses and Potential Fluctuations in Operating Results: Through the end of second quarter of fiscal year ending June 30, 1998, the Company had experienced significant operating losses. In addition, because the Company generally ships its products on the basis of credit card processing applications or purchase orders, increments to recurring revenue and other component sales in any quarter are highly dependent on orders shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts for future demand and not on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels that are inconsistent with actual revenues. The Company's results may also be affected by fluctuating demand for the Company's products and by increases in the costs of components acquired from the Company's vendors.

     Distribution Program: The roll-out of the GTE distribution program is expected to have a material impact on the Company's future revenue stream. While the Company anticipates it will execute distribution agreements with other significant partners, the loss of, or substantial diminution of purchases from the Company through any of these distributors could have a material adverse effect on the Company.

     The  Company's  Dependence  on a Single Type of Product  and  Technological
     Change: All of the Company's revenues are derived from sales of its credit card transaction or CDPD enabling products. Demand for these products could be affected by numerous factors outside the Company's control, including, among others, market acceptance by prospective customers, or the introduction of new or superior competing technologies. The Company's success will depend in part on its ability to respond quickly to technological changes through the development and improvement of its products.

     Competition  by Existing  Competitors  and  Potential New Entrants Into the
     Market: The Company has identified several potential competitors attempting to develop CDPD based terminals and solutions. In addition, companies with substantially greater financial, technical, marketing, manufacturing and human resources, as well as name recognition, than the Company may also enter the market.

     Requirement for Additional Capital: At present, the development of the Company's infrastructure and expansion of the sales and marketing organization requires additional financing. Proceeds from the recently completed private placement offering have provided the Company with the ability to launch the GTE joint marketing and distribution program, however, execution of the Company's business plan is dependent on a more significant debt or equity financing event. The Company continues to work both directly and through its consultants to secure additional debt or equity financing which is required to fund operations while a significant recurring revenue stream is built. While management is confident it can accomplish this objective, there is no guarantee that this additional funding will occur in the required time frame. The failure of the Company to obtain additional financing could have a material adverse impact on the Company, including its ability to continue as a going concern.

     CDPD Resale Agreements Containing Minimum Purchase Obligations: The Company has to date entered into three CDPD service resale agreements, two of which contain minimum obligations which can be characterized as "take or pay" provisions. The agreements with GTC Mobilact and AT&T Wireless Data, Inc. contain such provisions. The Company is obligated to pay for the minimum amount of service stated in the agreements even if it fails to place enough service with merchants to meet the minimums. The failure of the Company to meet these service minimums could have an adverse financial impact upon the Company.

     Status of Federal Corporate Tax Filings: The Company has not completed federal income tax filings for fiscal years 1996 and 1997. While it is unlikely that the Company will owe any taxes due to the sustained losses during the periods, the Company may be subject to penalties for the delinquency. The Company intends to take the steps required to complete the tax filings as soon as practicable.

       RESULTS OF OPERATIONS
       ---------------------

     U.S. Wireless Data, Inc., a Colorado corporation, (the "Company" or "USWD"), was organized on July 30, 1991 for the purpose of designing, manufacturing and marketing a line of wireless and portable credit card and check authorization terminals. Over the past two and a half years, USWD has focused its product development effort on incorporating Cellular Digital Packet Data (CDPD) technology into its product line. Because of the high speed nature of CDPD technology, and the ability to bypass the public switched telephone network, the Company's new line of CDPD-based terminals have significant performance and communication cost advantages when compared with the traditional dial-up terminals currently being sold in the U.S. market today. In mid fiscal year 1997, the Company made a fundamental decision to change the manner in which it generates revenue. If successfully implemented, this will transform the Company from being a "box maker" in which it earned one time wholesale margins from the sale of its products to earning recurring revenue by providing wireless credit card and debit card processing services to retail merchants.

     A key element of USWD's strategic direction is to establish close alliances with large communications carriers through joint distribution programs. In August 1997, USWD and GTE Mobilnet announced a joint marketing and operating agreement to distribute USWD's proprietary TRANZ Enabler credit card processing system using GTE's CDPD network. The agreement contains certain operational and financial performance criteria which must be met by the Company. During the second fiscal quarter, USWD made significant investments to execute a nationwide deployment, which will extend TRANZ Enabler sales to merchants through GTE's national sales force. The Company has added significant sales and support personnel and infrastructure to provide local support for the GTE sales representatives. The initial placements of the TRANZ Enabler units have not developed as rapidly as anticipated, however, recent actions by GTE are expected to favorably impact the program (see Net Sales). By leveraging the sales organizations of the major CDPD providers, the Company has the potential to quickly reach a large number of merchants. The Company has CDPD air time agreements in place with AT&T and Bell Atlantic and has selectively added sales personnel in these markets to begin deployment of TRANZ Enabler units.

     In October 1997, the Company signed an exclusive agreement with GoldCan Recycling, Inc. for wireless monitoring of its state-of-the-art automated aluminum can redemption centers. This is the first application of USWD's TRANZ Enabler technology outside the credit card/point-of-sale industry. USWD will receive monthly equipment and wireless service fees on every TRANZ Enabler placed by GoldCan. GoldCan anticipates placing in excess of 3,000 units over the next three years.

     Between October and December 1997, the Company received bridge loans from Liviakis Financial Communications, Inc. for $475,000 pending completion of the private placement offering. Following the funding in mid-December, the notes were immediately repaid by the Company along with interest of nine percent per annum.

     On December 10, 1997 the Company closed a private placement offering of $3,060,000 principal amount of 8% Adjustable Rate Convertible Subordinated Debentures. After associated fees and repayment of bridge loans incurred during the quarter, the Company retained approximately $2,200,000 to apply to immediate working capital needs and the national launch of its proprietary wireless transaction processing solution. See Note 4 - Financing in Notes to Financial Statements.

     During the second quarter, the Company completed the relocation of its customer support, administrative and accounting functions to the Emeryville, California headquarters. The lease on the Wheatridge, Colorado office has terminated. Engineering functions will remain at the Company's Palmer Lake Colorado facility.

     The Company has not completed a comprehensive review of impact of the Year 2000 issue on the Company's business. This issue concerns the potential problems and liabilities faced by all users and persons dependent on computers that might result from software or system failure or malfunctions if the systems fail to properly recognize the date change between 1999 and 2000. The engineering staff has made a preliminary assessment of USWD products and is not aware of any material complications. Over the next two quarters, the Company will confirm the impact, if any, on products it distributes and complete an assessment of external factors including key vendors and licensed software for internal business applications.


     Net Sales

     Net sales of $96,385 for the second quarter of fiscal 1998 decreased 77% from net sales of $415,695 generated during the second fiscal quarter of 1997. For the six month period, net sales decreased 56% from $802,913 to $353,857. Unit sales decreased due to the shift from a per-unit sales approach to a recurring revenue model. During the quarter, efforts were focused on establishing a new sales management team and aggressively hiring and training sales personnel to support the nationwide GTE joint marketing and distribution agreement. Training of the corresponding GTE sales representatives by USWD sales personnel was completed on a very aggressive schedule early in the quarter. Product placements of the TRANZ Enabler to merchants through the new distribution program have not developed as rapidly as anticipated, consequently revenue has been minimal at the same time that high expenses have been incurred. The Company expects that the transition from a "voice" to "data" sales orientation for the GTE sales personnel will be aided by several new operational initiatives implemented in February 1998 by GTE Mobilnet, and that this will have a positive impact on product placement and revenue to the Company.

     Sales revenue was also impacted by a shortage of POS-50 units. The Company deferred a new inventory build pending completion of the private placement financing. The Company has an order backlog for these units and has initiated a new production run for 250 units. The POS-50 units and the sale of POS peripherals accompanying TRANZ Enabler deployments accounted for most of the sales recorded in the second quarter ended December 31, 1997.


     Gross Margin

     Gross margins in the second fiscal quarter of 1998 were $43,611 compared to $193,847 for the same period in fiscal 1997. As a percent of revenue, gross margins in the second quarter decreased by approximately 1.4% due to the higher mix of point of sale terminal and printer component sales which often accompany TRANZ Enabler deployments. For the six month period, gross margin decreased from $315,616 in the prior year to $127,288 in the current year, as a result of decreased POS-50 sales.


     Operating Expenses

     Selling, general and administrative expense increased from $169,619 in the second fiscal quarter of 1997 to $1,161,774 in the second fiscal quarter of 1998. For the six month period, selling, general and administrative expense increased from $340,406 in the prior year to $1,692,269 in the current year. This increase in both the three and six month periods reflects the aggressive addition of sales and support personnel and infrastructure to provide local support for the GTE nationwide deployment. Headcount increased from approximately 18 at the end of the first quarter to approximately 50 employees as of December 31, 1997. Expenditures include increased compensation expense for new sales and sales management personnel, selective additions to the management team and increased travel and communication expense related to the new marketing program. Non-cash consulting fees related to business development of approximately $100,000 are reflected in the quarterly result and include the termination of the entrenet and Woolley consulting agreements. The Company continues to hire sales and support personnel to support the new marketing programs. At least in the near term, operating expense will continue to increase ahead of revenue.

     Research and development expenses decreased from $95,019 in the second fiscal quarter of 1997 to $77,700 in the first fiscal quarter of 1998. This decrease was due to one vacancy in the department, which has been subsequently filled.


     Interest Expense

     Interest expense includes a $225,000 non-cash charge to interest expense in the second quarter related to the private placement. The convertible features of the debenture include an "in-the-money" convertible option that allows the holder to obtain shares of common stock at a discount off of fair market value. The value of the in-the-money provision has been allocated to stockholder equity. The difference between the realized value and face value of the debt will be recognized as non-cash interest expense between the date of issue and date of conversion into preferred stock.

     Financial Condition, Capital Resources and Liquidity

     The Company continues to have significant concerns regarding its financial condition and liquidity. While the Company is optimistic with its medium and long term opportunities, it is constrained by its immediate financial condition and requirement for increased liquidity. The Company has accumulated a deficit of approximately $18.9 million since inception. The Company's CDPD based products, the GTE joint marketing and distribution agreement, pending distribution agreements and transition to a recurring revenue focus present an opportunity for significant revenue growth, an eventual return to profitability, and the generation of a positive cash flow from operations. At present, however, development of the Company's infrastructure and expansion of the sales and marketing organization requires additional financing. Proceeds from the recently completed private placement offering have provided the Company with the ability to launch the GTE joint marketing and distribution program, however, execution of the Company's business plan is dependent on a more significant debt or equity financing event. The Company continues to work both directly and through its consultants to secure additional debt or equity financing which is required to fund operations while a significant recurring revenue stream is built. While management is confident it can accomplish this objective, there is no guarantee that this additional funding will be accomplished or that it will occur in the required time frame. In addition, the Company has agreed that it will not sell any new equity securities without the consent of the purchasers of the debentures for the 150-day period following the December 10, 1997 closing of that offering. The inability of the Company to secure additional financing could adversely impact the Company's financial position, including its ability to continue as a going concern.

     The Company has been in discussion with GTE Leasing regarding a program to fund the manufacture of TRANZ Enabler units which are deployed through the joint USWD and GTE Mobilnet marketing agreement. The agreement will provide GTE with a security interest in the units while the repayment of the financing will be made from the recurring revenue generated by unit. The Company expects this arrangement to be completed during this quarter; however, no assurance can be given that this will occur. Financing the TRANZ Enabler units is a required element of the Company's business model and the Company will seek similar financing arrangements for units distributed through other marketing channels. The inability to fund inventory needs from outside sources could have a material adverse impact on the Company.


Part II


     ITEM 1 -- LEGAL PROCEEDINGS

     In September 1996, the Company agreed to terms to settle securities fraud litigation, pending since 1994, which was brought in relation to the Company's initial public offering of December 1993. The parties' agreement (the "Settlement Agreement") was filed in the United States District Court for the District of Colorado on January 15, 1997 in consolidated Case N0. 94-Z-2258, Appel, et al. v. Caldwell, et al. By its order approving the settlement, the court certified plaintiffs' settlement class and provided the mechanism for payment of claims. The Company contributed $10,000 to the total settlement fund of $2,150,000. The remaining portion of the settlement was contributed by certain underwriters of the Company's initial public offering and securities counsel. No objections to the Settlement Agreement were made. No potential class member opted-out of the settlement and all are bound by the release granted the Company. All claims against the Company in those consolidated cases were dismissed by final federal court order on September 4, 1997. No appeal was filed. Similar state court claims were dismissed by Colorado district court order dated October 9, 1997.

     To resolve cross-claims asserted by underwriters in the litigation, U.S. Wireless Data, Inc. agreed to transfer to RAS Securities Corporation, H.J. Meyers & Co, Inc., Sands & Co. Ltd. and R.J. Steichen & Co. a total of 600,000 U.S. Wireless Data, Inc. common shares upon the effective date of the Settlement Agreement. The Company has agreed to register such shares upon demand of 25% of the holders of the shares after April 26, 1998. Further, on September 17, 1997 the Company agreed to entry of a consent judgment against it and in favor of Don Walford, the sole shareholder of underwriter Walford Securities, Inc., in the amount of $60,000, payable over a three-year period.

     In July 1997, the Company executed a two-year agreement for consulting services to be provided by Mr. Gary Woolley effective as of April 1, 1997. In addition to monthly cash compensation, Mr. Woolley received a $50,000 two-year convertible note with 10% interest per annum. The note was convertible into Common Stock at $.40 per share. A dispute arose between Mr. Woolley and the Company and the consulting agreement was terminated by the Company at the end of August 1997. Mr. Woolley and the Company executed a settlement agreement in January 1998, and the Company has accrued the remaining related consulting charges in the second quarter. The restructured note provides for conversion of all principal and interest into 75,000 restricted shares of Common Stock upon the election of Mr. Woolley, which was made as of January 26, 1998.

     The Company has been engaged in negotiations with purchasers of $135,000 (out of a total of $185,000) of convertible demand notes, which the Company issued from April through June 1997. The notes became convertible to Common Stock at $.35 per share (as to $85,000 of the notes) and $.50 per share (as to $100,000 of the notes) on November 1, 1997. The essence of the claims of the complaining noteholders is that the Company, through its agents, "promised" that the Common Stock issuable upon conversion of the notes was to be "freely tradeable." The documentation evidencing the notes did not bear any language indicating the nature of the shares issuable upon conversion. The Company denies that "freely tradeable" stock was promised to the noteholders by any person authorized by the Company to make such a promise. The noteholders allege an unspecified amount of damages based upon a market price for the Common Stock in the $8.00 range as of the November 1 time period. The noteholders have threatened suit against the Company if they do not receive a substantial increase in the number of shares to be issued by the Company upon conversion of the notes and other concessions from the Company. No assurance can be given that the matter can be resolved without litigation. The cost of litigation and any potential judgment could have a material adverse financial impact on the Company.



ITEM 2 - CHANGES IN SECURTIES

     On December 10, 1997, the Company issued a total of $3,060,000 of 8% Convertible Subordinated Debentures. The terms of the Debentures provided that they would convert into one share of Series A Cumulative Convertible Redeemable Preferred Stock for each dollar of Debentures at such time as the Company's shareholders approved an amendment to the Company's Articles of Incorporation authorizing preferred stock. This occurred at the Company's Annual Meeting of Shareholders, which was held on February 6, 1998. See Note 9 to the Footnotes to the Financial Statements - "Subsequent Events". The terms of the Series A Preferred Stock, which was legally established on February 9, 1998, contain certain rights and preferences that are superior to those of the Company's Common Stock. The Debentures and the Series A Preferred Stock to be issued on conversion of the Debentures were, or will be, issued as unregistered securities in reliance on the registration exemptions contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. A detailed description of the offering of the Debentures, including the terms thereof and of the Series A Preferred Stock to be issued upon conversion of the debentures is contained in the Company's Form 8-K Reporting an Event of November 14, 1997, filed with the SEC on December 17, 1997, and in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held February 6, 1998.

     Unregistered Common Shares were sold or issued during the quarter ended December 31, 1997, as follows:

      o  October 30, 1997     John Liviakis   2,625,000 Shares of Common Stock
         October 30, 1997     Bob Prag          875,000 Shares of Common Stock

          The Company issued 3.5 million unregistered shares of common stock to the two above-named officers of Liviakis Financial Communications, Inc. ("LFC"), pursuant to the details of a purchase agreement discussed in Note 4 - Liviakis Financial Communications Financing (see
          Note 4 above). The Company relied upon the registration exemption contained in Section 4(2) of the Securities Act of 1933 for these transactions. None of the transactions involved a public offering. Representations were received from the purchasers of the securities to the effect that the purchasers were taken for investment purposes only and not with a view to distribution; "restricted securities" legends were imprinted on all stock certificates; and stop-transfer instructions were lodged with the Company's transfer agent as to all shares of common stock issued in the transactions.

     See Also Note 4 - Financing in Notes to Financial Statements



ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     The Company is indebted to Omron Systems, Inc. under a Secured Installment Note dated March 27, 1995, for the principal amount of $387,866 and interest thereon. The terms of such note required the Company to make payments of principal and interest each month from April 1995 through December 1995, at which time the note became due in full. The Company made one principal payment, and monthly interest payments through October 1996, in accordance with the terms of the note, but has made no other payments under this note and for that reason is in default. The Company continues to discuss options with Omron regarding the possible restructuring or mutually agreeable settlement of this note.



ITEM 5 -- OTHER INFORMATION

     In February, The Company filed an application with NASDAQ for inclusion of its Common Stock to be re-listed and traded on the NASDAQ Small Cap stock market. While re-listing would give the common stock greater visibility and prominence in the financial community, there is no assurance that the application will be granted at this time.

     The Company has initiated efforts to develop a hand held credit card processing unit which will utilize the Company's CDPD wireless technology. It is anticipated that initial units could be available for deployment by the end of the third fiscal quarter.

     See also Note 9 - Subsequent Events in Notes to Financial Statements.







ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits required by Item 601 of Regulation S-B

               3.1 Articles of Incorporation, as amended
               27 - Financial Data Schedule

            For a complete list of the Exhibits, the reader should refer to the Company's Annual Report on Form 10-KSB.


         b) Reports on Form 8-K

               On December 17, 1997, the Company filed a report on Form 8-K reporting an event of November 14, 1997. The report contained disclosures under Item 5 - Other Events, relating to the closing of the Company's Debenture offering on December 10, 1997, and claims by certain holders of convertible notes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     U.S. WIRELESS DATA, INC.
                                                     Registrant


Date:    February 20, 1998                           By: \s\ Evon Kelly
         ---------------------------                    ------------------------
                                                        Chief Executive Officer


         February 20, 1998                           By: \s\ Robert E. Robichaud
         ---------------------------                    ------------------------
                                                        Chief Financial Officer