Form 10KSB/A
period 1997-06-30
U S WIRELESS DATA INC
filed 1998-02-25
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 3

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

                                    Yes___   No _X_

EXHIBITS AND REPORTS ON FORM 8-K

(a)        List of Exhibits Required by Item 601 of Regulation S-B
           -------------------------------------------------------

           Exhibit    Description
           -------    -----------
           3.1        Copy of Amended Articles of Incorporation (2)

           3.2        Copy of Amended Bylaws (2)

           4.1        Representative's Warrant Agreement dated as of December 2, 1993(5)

           4.2        Common Stock Purchase Warrant issued to James B. Walters on or about April 12, 1993(5)

           4.3        Common Stock Purchase Warrant issued to Kenneth DeJohn on or about May 1, 1993(5)

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

           10.3       Supply Agreement with Novatel Communications LTD. (2)

           10.4       Release Agreement with Richard P. Draper (2)

           10.5       Copy of Amended 1992 Stock Option Plan (3)

           10.6       Agreement for Manufacture and Purchase between USWD, Uniform Industrial Corp and
                      Cardservice International, Inc. (2)

           10.7       AT&T CDPD Value Added Reseller Agreement dated April 30, 1997*

           10.8       Bell Atlantic AIRBRIDGE Packet Service Agreement dated August 12, 1997*

           10.9       Engagement  Agreement  between  USWD and entrenet Group, LLC dated June 3, 1997

           10.10      GTE Leasing Corporation Promissory Note dated August 6, 1997

           10.11      GTE  Mobilnet Communications Service and Equipment Agreement dated August 1, 1997*

           10.12      Form of Demand Note issued to private investors during the fourth quarter of 1997

           10.13      Liviakis Financial Communications, Inc. Consulting Agreement, and Subscription Agreement
                      for the purchase of U.S. Wireless Data, Inc. Common Stock and Warrants dated July 25, 1997

           10.14      Member Service Provider Sales and Service Credit Card Processing Agreement between
                      U.S. Wireless Data, Inc. and NOVA Information Systems, Inc. dated January 1, 1997*

           10.15      Purchase Agreement with Unicard Systems, Inc. dated September 18, 1997*

           10.16      Purchase Agreement with Wellex Systems Manufacturing & Distribution Group dated August 7, 1997

           10.17      Underwriting Agreement between the Company, RAS Securities Corp., Walford & Company,
                      Incorporated and Thomas James Associates, Inc. dated December 2, 1993 (4)

           21.1       List of Subsidiaries (2)

           23.1       Consent of Independent Accountants(6)

           27         Financial Data Schedule(6)

  *   Confidential treatment for certain portions of this document has been requested by the Company pursuant to Commission
      Rule 24b-2, as identified on the first page of the document, and at the specific item in the document for which such treatment has been requested.  The omitted material has been filed separately with the Commission pursuant to Rule 24b-2.

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

 (5)  Incorporated by reference from the like-named exhibit filed with Amendment No. 2 to the Company's Annual Report on Form
      10-KSB for the fiscal year ended June 30, 1997, filed on January 2, 1998.

 (6)  Incorporated by reference from the like-named exhibit filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, filed on October 15, 1997.

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




                            Director
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