Form 10QSB/A
period 1997-12-31
U S WIRELESS DATA INC
filed 1998-03-18
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB/A

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

               3.1       Articles of Incorporation, as amended*
               4.1       $150,000 Convertible Subordinated Promissory Note
                         dated June 3, 1997, issued to entrenet Group, LLC.
               4.2       1992 Stock Option Plan, as amended **
               4.3       Designation of Series A Preferred Stock (Included in
                         Exhibit 3.1 - Articles of Incorporation, as amended)
               10.1      Office Lease with Spieker Properties, L.P.
                         dated September 12, 1997
               10.2      Release and Settlement Agreement with entrenet Group,
                         LLC effective as of November 1, 1997.
               27        Financial Data Schedule*

      * Incorporated by reference from the like-numbered and named Exhibit filed wwith the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1997, filed with the SEC on February 23, 1998.

     ** Incorporated by reference from the Company's Revised Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, filed with the SEC on January 14, 1998, in which the Exhibit is included as Exhibit C.



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