Form 10QSB/A
period 1997-09-30
U S WIRELESS DATA INC
filed 1998-05-13
CIK 895716

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

                        Yes ___                    No _X_

                            U.S. WIRELESS DATA, INC.
                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                        Page
------     ---------------------                                        ----

Item 1.    Financial Statements (Unaudited)

           Balance Sheets --
                  September 30, 1997, and June 30, 1997...................3

           Statements of Operations --
                  Three Months Ended September 30, 1997 and 1996..........4

           Statements of Cash Flows --
                  Three Months Ended September 30, 1997 and 1996..........5

           Notes to Financial Statements..................................6-9

Item 2.    Management's Discussion and Analysis...........................10-13



PART II    OTHER INFORMATION

Item 1.    Material Developments in Connection with Legal Proceedings.....13

Item 2.    Changes in Securities..........................................13

Item 3.    Defaults Upon Senior Securities................................14

Item 5.    Other Information .............................................14

Item 6.    Exhibits and Reports on Form 8-K...............................14

                            U.S. WIRELESS DATA, INC.

                                  BALANCE SHEET
                                   (Unaudited)


                                                                  September 30, 1997  June 30, 1997
                                                                  ------------------  -------------
                                                               (Restated - see Note 6)
                                 ASSETS
Current Assets:
        Cash ...................................................   $     68,018    $      6,083
        Accounts receivable, net of allowance for ..............        208,907         120,531
            doubtful accounts of $15,979 in 97 and $15,903 in 96
        Sales-type lease receivables ...........................         11,023               0
        Inventory, net .........................................        223,478         208,867
        Other current assets ...................................      1,212,078         113,859
                                                                   ------------    ------------

                 Total current assets ..........................      1,723,504         449,340

Property and equipment, net ....................................         35,159          40,445
Notes receivable ...............................................              0               0
Other assets
                                                                         22,286          11,495
                                                                   ------------    ------------


Total assets ...................................................   $  1,780,949    $    501,280
                                                                   ============    ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable .......................................   $    452,953   $     354,213
        Accrued liabilities ....................................        152,347         125,587
        Notes payable
                                                                        803,649         737,866
                                                                   ------------    ------------
                Total current liabilities
                                                                      1,408,949       1,217,666
                                                                   ------------    ------------

Long Term Debt .................................................         45,000          45,000
                                                                   ------------    ------------

Total Liabilities ..............................................      1,453,949       1,262,666
                                                                   ------------    ------------


Commitments and contingencies  (See Notes)

Stockholders' Equity:
        Common stock, no par value, 12,000,000 .................      9,192,270       5,613,952
                shares authorized; 9,192,270 and 5,613,952
                shares issued and outstanding
                at 9-31-97 and 6-30-97, respectively.
        Common stock subscribed ................................              0               0
        Additional paid-in capital .............................      8,929,209      10,613,465
        Accumulated deficit
                                                                    (17,766,529)    (16,960,853)
        Notes Receivable from Shareholder
                                                                        (27,950)        (27,950)
                                                                   ------------    ------------
                Total stockholders' equity (deficit)............        327,000        (761,386)
                                                                   ------------    ------------



Total liabilities and stockholders' equity (deficit)............   $  1,780,949    $    501,280
                                                                   ============    ============

       Accompanying Notes are an integral part of the Financial Statements

                            U.S. WIRELESS DATA, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  Three Months Ended
                                          September 30, 1997  September 30, 1996
                                          ------------------  ------------------
                                        (Restated - see Note 6)
Revenue ..................................   $   257,473    $   387,218
Cost of goods sold .......................       173,796        265,449
                                             -----------    -----------

Gross margin (deficit) ...................        83,677        121,769
                                             -----------    -----------

Operating Expenses:
    Selling, general and administrative ..       782,441        171,157
    Research and development .............        95,314        118,469
                                             -----------    -----------
    Total operating expenses .............       877,755        289,626
                                             -----------    -----------

Loss from operations .....................      (794,078)      (167,857)


Interest income ..........................             0          5,967

Interest expense
                                                 (23,900)
Other income .............................        12,302


Net loss .................................   $  (805,676)   $  (161,890)
                                             ===========    ===========



Earnings (loss) per share: ...............   $     (.10)          (.03)
                                             ===========    ===========

Weighted average common shares
  outstanding - Basic / Diluted                7,769,847      4,653,482
                                             ===========    ===========

       Accompanying Notes are an integral part of the Financial Statements

                            U.S. WIRELESS DATA, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended
                                                            September 30, 1997  September 30,1996
                                                            ------------------  ------------------
                                                         (Restated - see Note 6)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .................................................  $(805,676)   $(161,890)
     Depreciation and amortization ............................      5,286       20,496
     Non-cash consulting services .............................    347,475

   Changes in assets and liabilities:
          (Increase) decrease in:
               Accounts receivable ............................    (88,377)      95,948
               Inventory ......................................    (14,611)     (26,382)
               Other assets ...................................    (16,687)      28,608
          Increase (decrease) in:
               Accounts payable ...............................     88,740      139,100
               Accrued liabilities ............................     26,760     (100,222)
                                                                 ---------    ---------
               Net cash used in operating activities ..........   (457,090)      (4,342)

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) in other assets ...............................    (10,791)        --
                                                                    ------    ---------
               Net cash used in investing activities ..........    (10,791)        --

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of stock ..........................    514,033         --

     Repayments of notes payable ..............................       --        (21,600)
                                                                    ------
     Proceeds from issuance of notes payable
                                                                    15,783        --
                                                                    ------    ---------
              Net cash provided by financing activities .......    529,816      (21,600)


INCREASE (DECREASE) IN CASH ...................................     61,935      (25,942)


CASH, Beginning of period .....................................      6,083       40,350
                                                                 ---------    ---------


CASH, End of period ...........................................  $  68,018    $  14,408
                                                                 =========    =========

       Accompanying Notes are an integral part of the Financial Statements

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


Note 2 -- FINANCIAL CONDITION AND LIQUIDITY

      The Company has incurred an accumulated deficit of approximately $17.8 million since inception, including a loss of $806 thousand in the first quarter of fiscal year 1998. In order to continue as a going concern, the Company has transitioned to a recurring revenue focus, is working on programs to increase revenue levels and product margins, is negotiating new distribution agreements and seeking additional debt or equity financing.

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

Note 4 -- LIVIAKIS FINANCIAL COMMUNICATIONS INC. ("LFC") - FINANCING

       As the Company entered the first quarter of fiscal 1998, it faced the need for increased liquidity to meet its obligations and fund a significant rollout of the CDPD TRANZ Enabler product. In August 1997, through an introduction by the entrenet Group, LLC. ("entrenet"), the Company sold 3.5 million unregistered shares of common stock and 1.6 million warrants to purchase common stock at an exercise price of $0.01 per share to two officers of LFC for $500,000 in cash. The warrants are exercisable from January 15, 1998 through August 4, 2002. The securities sold to LFC carry future registration rights, including a one-time demand registration, with fees to be paid by the Company (see also Note 5, below).

       In accordance with its agreement with entrenet, the Company has granted entrenet the right to receive 280,000 unregistered shares of the Company's Common Stock as compensation for an 8% finders fee for the direct source financing. The stock will be issued to entrenet at such time as the Company has obtained shareholder approval for an increase in authorized Common Stock. The agreement provides entrenet with "piggyback registration rights".


Note 5 -- LIVIAKIS FINANCIAL COMMUNICATIONS INC. ("LFC") - CONSULTING

       Additionally, in July 1997, the Company retained LFC to advise and assist the Company in matters concerning investor relations, corporate finance and strategic management and planning covering the period from July 25, 1997 through July of 1998. As compensation for these services, the Company will issue a total of 300,000 unregistered restricted shares of its Common Stock and $10,000 in cash as consulting fees. The issuance of the shares of Common Stock will occur at various times during the consulting  agreement,  commencing  November  15,  1997.  Pursuant to the consulting agreement, the Company will also pay LFC a cash fee equal to 2.5% of the gross proceeds received as a finder's fee for any direct financing located for the Company. The shares will also contain registration rights as described in Note 4, above.

       Since the LFC related financing transaction described in Note 4 and the LFC Consulting Agreement were entered into by the Company at approximately the same time, the Company has treated these transactions as one transaction for accounting purposes. To properly ascribe a fair value to the Consulting Agreement, the Company obtained an independent valuation of the Company's share price from an accredited valuation firm. Based on the fair market value of the common stock determined by the valuation, the total of all shares issuable in the transactions, and the cash proceeds received, the Consulting Agreement was valued at $1,390,000 and recorded as prepaid consulting services with a corresponding increase in equity. The consulting services will be amortized on a straight-line basis over the term of the Consulting Agreement (one year) as an element of operating expense, within selling, general and administrative expense in the statement of operations, commencing with the July 25, 1997 effective date of the agreement.


Note 6 - PRIOR PERIOD ADJUSTMENTS

       As discussed in notes 4 and 5, the Company entered into certain financing and consulting transactions in exchange for cash and common stock. Such consulting transactions were originally recorded based on the value of the stock issued as determined by the value received for the Company's common stock in a sale of common stock and warrants to LFC in exchange for cash. It was subsequently determined that an independent valuation should be obtained to determine the value of the Company's common stock issued as a result of the LFC financing transaction and the consulting agreement as a combined transaction.

       As a result of the issuance of securities to LFC at the initially determined value of the Common Stock, as described in Note 4, above, an adjustment to the excerise terms of the Common Stock purchase warrants issued to the underwriters in connection with the Company's December 1993 initial public offering was thought to be required. Those warrants, which were initially exercisable to purchase 165,000 shares at $12.33 per share, were adjusted to be exercisable to purchase 285,621 shares at $7.12 per share. Based on the revised valuation of the LFC consulting contract, the adjustment to the exercise terms of the warrants is no longer applicable.

       As a result of the change in the value of the Company's Common Stock as described above, the financial statements for September 30, 1997 have been restated to reflect the revised valuation of the consulting contract. This restatement did not impact cash flow during the current period. A summary of the impact for the periods presented is shown below:

                                                                  September 30, 1997
                                                         Reported                    Restated
                                                         ------------------------------------
                                                                      (Unaudited)

       BALANCE SHEET
       Total Assets                                   $      682,835                $  1,780,949
       Additional paid-in-capital                     $    7,579,509                $  8,929,209
       Accumulated Deficit                            $  (17,514,943)               $(17,766,529)
       Total Stockholders' Equity                     $     (771,114)               $    327,000
       Total Liabilities and Stockholders' Equity     $      682,835                $  1,780,949

       STATEMENT OF OPERATIONS                                     Three Months Ended
                                                                   September 30, 1997
                                                       Reported                      Restated
                                                       --------------------------------------
                                                                      (Unaudited)
       Selling, general and administrative             $    530,855                 $ 782,441
       Net Loss                                        $   (544,090)                $(805,676)
       Loss per common share                           $      (0.07)                $   (0.10)

Note 7 -- LITIGATION


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

     To resolve cross-claims asserted by underwriters in the litigation, U.S. Wireless Data, Inc. agreed to transfer to RAS Securities Corporation, H.J. Meyers & Co, Inc., Sands & Co. Ltd. and R.J. Steichen & Co. a total of 600,000 U.S. Wireless Data, Inc. common shares upon the effective date of the Settlement Agreement, which was April 25, 1997. The Company has agreed to register such shares upon demand not sooner than April 26, 1998. Further, on September 17, 1997 the Company agreed to entry of a consent judgment against it and in favor of Don Walford, the sole shareholder of underwriter Walford Securities, Inc., in the amount of $60,000, payable over a three-year period. The total charge recognized during fiscal 1997 consists of the following:

     $93,600 for the value of the common shares issued based upon the fair market value of the Company's common stock on the date the commitment of such shares was made; $10,000 for actual cash to be paid by the Company pursuant to the settlement with stockholders; and $60,000 for the note payable executed with Don Walford as discussed above.

     In July of 1997, the Company executed a two-year agreement for consulting services to be provided by Mr. Gary Wooley. In addition to monthly cash compensation, Mr. Wooley received a $50,000 two-year convertible note with 10% interest per annum. The note principal balance of the note is convertible into Common Stock at $.40 per share. A dispute arose between Mr. Wooley and the Company and the consulting agreement was terminated at the end of August 1997. Mr. Wooley and the Company are currently in discussion to determine if the matter can be resolved amicably.



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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FORWARD-LOOKING STATEMENTS

     The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933 or Section 12E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions which the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are detailed in other reports filed by the Company under the Securities Exchange Act of 1934, including the Company's Annual Report on Form 10-KSB, for the fiscal year ended June 30, 1997.

     Amounts in this  discussion and analysis have been restated as disclosed in
     Note 6 of the Notes to the Financial Statements.

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

     In July 1997, the Company retained Liviakis Financial Communications, Inc. to advise and assist the Company in matters concerning investor relations, corporate finance and strategic management planning. Remuneration to LFC under the Consulting Agreement which has a term of one year includes $10,000 in cash over a one year period and 300,000 shares of unregistered stock with 150,000 shares of the stock issuable at November 15, 1997 and 150,000 additional shares issuable over the 10-month period thereafter. The Company completed a private placement of restricted securities pursuant to Regulation D of the Securities Act of 1933 with two officers of LFC in August 1997.. The Company raised $500,000 in cash for 3.5 million shares of common stock and 1.6 million warrants to purchase common stock for $.01 per share, exercisable from January 15, 1998 through August 4, 2002. The securities carry future registration rights, including a one-time demand registration, with fees to be paid by the Company. See "Note 4 - LFC Financing" and "Note 5 - LFC Consulting" in Notes to Financial Statements for a description of the accounting treatment for these transactions.

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

     Between October and November 1997, the Company received two bridge loans from Liviakis Financial Communications, Inc. for $275,000 pending completion of more permanent financing. Following a funding of at least $1 million, the Company will repay the bridge loan along with interest of nine percent.

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


     Operating Expenses

     Selling, and general and administrative expenses increased from $171,157 in the first fiscal quarter of 1997 to $782,441 in the first fiscal quarter of 1998. Approximately $347 thousand of the increase was attributable to primarily non-cash consulting charges for financial consulting services and development of the Company's new business plan. The Balance of the increase was due to increased compensation expense for new additions to the management team and increased travel and communication expense related to the new marketing program. The Company continues to add sales and support personnel to support the new marketing programs. In the near term, operating expense will continue to increase ahead of revenue.

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


     Financial Condition, Capital Resources and Liquidity

     The Company continues to have significant concerns regarding its financial condition and liquidity. While the Company is optimistic with its medium and long term opportunities, it is constrained by its immediate financial condition and requirement for increased liquidity. The Company has accumulated a deficit of approximately $17.8 million since inception and currently has a negative working capital position. The Company's CDPD based products, the GTE joint marketing and distribution agreement, pending distribution agreements and transition to a recurring revenue focus present an opportunity for significant revenue growth, an eventual return to profitability, and the generation of a positive cash flow from operations.

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

     To resolve cross-claims asserted by underwriters in the litigation, U.S. Wireless Data, Inc. agreed to transfer to RAS Securities Corporation, H.J. Meyers & Co, Inc., Sands & Co. Ltd. and R.J. Steichen & Co. a total of 600,000 U.S. Wireless Data, Inc. common shares upon the effective date of the Settlement Agreement, which was April 25, 1997. The Company has agreed to register such shares upon demand not sooner than April 26, 1998. Further, on September 17, 1997 the Company agreed to entry of a consent judgment against it and in favor of Don Walford, the sole shareholder of underwriter Walford Securities, Inc., in the amount of $60,000, payable over a three-year period.

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


ITEM 2 - CHANGES IN SECURITIES

     Recent Sales of Unregistered Securities:

     July 2, 1997: $16,825 promissory note was issued for cash of $16,000; the note was converted into a convertible Demand Note (see April - June, 1997 transactions described above) on or about July 30, 1997;

     August 6, 1997: 2,625,000 shares of Common Stock, and 1,200,000 common stock purchase warrants exercisable at $.01 per share from January 15, 1998 until August 4, 2002, to John M. Liviakis for $375,000 in cash;

     August 6,1997: 875,000 shares of Common Stock, and 400,000 Common Stock purchase warrants exercisable at $.01 per share from January 15, 1998 until August 4, 2002, to Robert B. Prag for $125,000 in cash;

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


                                              U.S. WIRELESS DATA, INC.
                                              Registrant


Date:    May 12,1998                          By: \s\ Evon Kelly
                                                  ------------------
                                                 Chief Executive Officer


         May 12, 1998                         By: \s\ Robert E. Robichaud
                                                  -----------------------
                                                 Chief Financial Officer