Form 10QSB/A
period 1997-12-31
U S WIRELESS DATA INC
filed 1998-05-13
CIK 895716

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



                                 (510) 596-2025
              (Registrant's Telephone Number, including area code)
              ----------------------------------------------------



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


PART I     FINANCIAL INFORMATION                                       Page
                                                                       ----
Item 1.    Financial Statements (Unaudited)

           Balance Sheets --

                  December 31, 1997, and June 30, 1997...................3

           Statements of Operations --
                  Three Months and Six Months Ended
                  December 31, 1997 and 1996.............................4

           Statements of Cash Flows --
                  Six Months Ended December 31, 1997 and 1996............5

           Notes to Financial Statements.................................6-10

Item 2.    Management's Discussion and Analysis..........................11-15



PART II    OTHER INFORMATION

Item 1.    Material Developments in Connection with Legal Proceedings....15

Item 2.    Changes in Securities.........................................16

Item 3.    Defaults Upon Senior Securities...............................17

Item 5.    Other Information ............................................17

Item 6.    Exhibits and Reports on Form 8-K..............................17-18

                            U.S. WIRELESS DATA, INC.

                                  BALANCE SHEET
                                   (Unaudited)


                                                       December 31, 1997      June 30, 1997
                                                     (Restated - see Note 6)  -------------
                                                     -----------------------
                                 ASSETS

Current Assets:
        Cash .............................................  $  1,522,944          6,083
        Accounts receivable, net of allowance for ........       123,369        120,531
            doubtful accounts of $15,979 Dec.; 15,903 June
        Sales-type lease receivables .....................        10,933         11,023
        Inventory, net ...................................       634,938        208,867
        Other current assets .............................       820,127        102,836
                                                             -----------    -----------
                 Total current assets ....................     3,112,311        449,340

Property and equipment, net ..............................       142,333         40,445
Other assets .............................................       434,030         11,495
                                                                 -------         ------


Total assets .............................................   $ 3,688,674    $   501,280
                                                             ===========    ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable .................................    $  759,744    $   354,213
        Accrued liabilities ..............................       149,894        125,587
        Notes payable ....................................       808,649        737,866
                                                                 -------         -------
                Total current liabilities ................     1,718,287      1,217,666


Long Term Debt ...........................................     2,707,941         45,000
                                                             -----------    -----------

Total Liabilities ........................................     4,426,228      1,262,666
                                                             -----------    -----------




Stockholders' Equity (Deficit):
        Common stock, no par value, 12,000,000 ...........     9,221,420      5,613,952
                shares authorized; 9,221,420 and 5,613,952
                shares issued and outstanding
                at 12-31-97 and 6-30-97, respectively.
        Additional paid-in capital .......................     9,564,694     10,613,465
        Accumulated deficit ..............................   (19,523,668)   (16,960,853)

        Notes Receivable from Shareholder ................            --        (27,950)
                                                              -----------   -----------
                Total stockholders' deficit                     (737,554)      (761,386)
                                                             -----------    -----------


Total liabilities and stockholders' (deficit) ............   $ 3,688,674    $   501,280
                                                             ===========    ===========

       Accompanying Notes are an integral part of the Financial Statements

                            U.S. WIRELESS DATA, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  Three Months Ended            Six Months Ended
                                                12/31/97       12/31/96      12/31/97        12/31/96
                                                --------       --------      --------        --------
                                        (Restated - see Note 6)         (Restated-see Note 6)
                                        -----------------------         ---------------------
Revenue ..................................   $    96,385    $   415,695    $   353,857    $   802,913
Cost of goods sold .......................        52,774        221,848        226,569        487,297
                                                  ------        -------        -------        -------

Gross margin (deficit) ...................        43,611        193,847        127,288        315,616
                                                  ------        -------        -------        -------


Operating Expenses:
    Selling, general and administrative ..     1,499,191        169,619      2,281,632        340,406
    Research and development .............        77,700         95,019        173,014        213,488
                                                  ------         ------        -------        -------
    Total operating expense ..............     1,576,891        264,638      2,454,646        553,894
                                               ---------        -------      ---------        -------

Loss from operations .....................    (1,533,280)       (70,791)    (2,327,358)      (238,278)

Interest income                                    1,677              0          1,677              0
Interest expense .........................      (243,782)             0       (267,682)             0
Other income .............................        18,246          1,921         30,548          7,888



Net loss .................................   $(1,757,139)   $   (68,870)   $(2,562,815)   $  (230,390)
                                             ===========    ===========    ===========    ===========


Basic / Diluted Earnings (loss) per ......   $      (.19)          (.01)          (.30)          (.05)
                                             ===========    ===========    ===========    ===========

Weighted average common shares                 9,209,152      4,738,458      8,489,500      4,732,261
  outstanding - Basic / Diluted              ===========    ===========    ===========    ===========

       Accompanying Notes are an integral part of the Financial Statements

                            U.S. WIRELESS DATA, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Months Ended
                                                        December 31,1997     December 31, 1996
                                                        ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:               (Restated - see Note 6)
                                                    -----------------------
     Net loss .........................................   $(2,562,815)       $   (230,390)
     Depreciation and amortization ....................        10,348              39,051
     Non-cash consulting services .....................       770,808
     Non-cash interest expense - debt .................       225,358

   Changes in assets and liabilities:
          (Increase) decrease in:
               Accounts receivable ....................        (2,839)            119,057
               Inventory ..............................      (426,071)             46,866
               Other current assets ...................       (47,979)             33,088
          Increase (decrease) in:
               Accounts payable .......................       395,531              90,301
               Accrued liabilities ....................        24,308            (114,241)
                                                          -----------         -----------
               Net cash used in operating activities ..    (1,613,351)            (16,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchase) of Property, plant, and equipment .....      (112,236)
     (Increase) in other assets .......................       (84,626)                500
                                                          -----------         -----------
               Net cash used in investing activities ..      (196,862)                500


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of stock ..................       556,250              43,396
     Note receivable ..................................        27,950             (27,950)
     Repayments of notes payable ......................       (21,600)
     Proceeds from issuance of debt ...................     2,742,874                --
                                                          -----------         -----------

              Net cash provided by financing activities     3,327,074              (6,154)


INCREASE (DECREASE) IN CASH ...........................     1,516,861             (21,922)


CASH, Beginning of period .............................         6,083              40,350
                                                          -----------         -----------



CASH, End of period ...................................   $ 1,522,944        $     18,428
                                                          ===========        ============


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



Note 2 -- FINANCIAL CONDITION AND LIQUIDITY

      The Company has incurred an accumulated deficit of approximately $19.5 million since inception, including a loss of $805 thousand in the first quarter and $1,757 thousand in the second quarter of fiscal year 1998. In order to attempt to continue as a going concern, the Company has transitioned  to a  recurring  revenue  focus,  is working on  programs to increase revenue levels and product margins, and is negotiating new distribution agreements. In December 1997, the Company closed a private placement offering of $3,060,000 of Convertible Subordinated Debentures. After associated fees and repayment of bridge loans incurred during the quarter, the Company retained approximately $2,200,000 to apply to immediate working capital needs and the national launch of its proprietary wireless transaction processing solution. The current sales volume is inadequate to fund the infrastructure growth and business transition. As a result, the Company anticipates the continued roll out of the GTE Wireless joint marketing and operating agreement and potential distribution programs with other cellular carriers will require additional debt or equity financing in the immediate future.

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

     In accordance with its agreement with entrenet, the Company has granted entrenet the right to receive 280,000 unregistered shares of the Company's Common Stock as an 8% finder's fee for the direct source financing. The stock is to be issued to entrenet following shareholder approval for an increase in authorized Common Stock, which occurred on February 6, 1998. The agreement provides entrenet with "piggyback registration rights".

     On December 10, 1997 the Company closed a private placement offering of $3,060,000 principal amount of 8% Adjustable Rate Convertible Subordinated Debentures. After associated fees and repayment of bridge loans incurred during the quarter, the Company retained approximately $2,200,000 to apply to immediate working capital needs and the national launch of its proprietary wireless transaction processing solution. The convertible features of the debenture include an "in-the-money" convertible option that allows the holder to obtain shares of common stock at a discount off of fair market value. The value of the in-the-money provision has been allocated to stockholder equity. The difference between the realized value and face value of the debt will be recognized as non-cash interest expense between the date of issue and date of conversion into preferred stock, which was effected as of February 9, 1998. See "Note 9 - Subsequent Events". In December, this non-cash interest charge was approximately $225,000. As the result of the approval by shareholders on February 6, 1998, the Company authorized 4,000,000 shares of Series "A" Preferred stock. The debenture automatically converts into no par value Series A Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock"), with a stated value of $1.00 per share. The preferred stock gives the holder the right to convert principal into shares of Common Stock in the future at 80% of market price, but not lower than $4 per share for the first 270 days and no higher than $6 per share. The security carries an 8% coupon, which drops to a 4% coupon once the underlying shares of common stock are registered with the Securities and Exchange Commission. The Company is required to register the shares of the common stock underlying the securities sold in the offering, plus the shares of common stock issuable as interest on the Debentures and dividends on the Series A Preferred Stock. A more detailed explanation of the private placement offering is provided by Form 8-K Reporting an Event of November 14, 1997, filed on December 17, 1997.



Note 5 -- LIVIAKIS FINANCIAL COMMUNICATIONS INC. ("LFC") - CONSULTING

     In July 1997, the Company retained LFC to advise and assist the Company in matters concerning investor relations and corporate finance covering the period from July 25, 1997 through July 31, 1998. As compensation for these services, the Company will issue a total of 300,000 unregistered restricted shares of its Common Stock and $10,000 in cash as consulting fees. The issuance of the shares of Common Stock will occur at various times during the consulting agreement, commencing November 15, 1997. Pursuant to the consulting agreement, the Company will also pay LFC a cash fee equal to 2.5% of the gross proceeds received as a finder's fee for any direct financing located for the Company. The shares will also contain registration rights as described in Note 4, above.

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

     As a result of the change in the value of the Company's Common Stock as described above, the financial statements for the periods ending December 31, 1997 have been restated to reflect the revised valuation of the consulting contract. This restatement did not impact cash flow during the current period. A summary of the impact for the periods presented is shown below:

                                                                 December 31, 1997
                                                       Reported                     Restated
                                                       -------------------------------------
                                                                    (Unaudited)

       BALANCE SHEET
       Total Assets                                  $     2,927,977            $     3,688,674
       Additional paid-in-capital                    $     8,214,994            $     9,564,694
       Accumulated Deficit                           $   (18,934,665)           $   (19,523,668)
       Total Stockholders' Equity                    $    (1,498,251)           $      (737,554)
       Total Liabilities and Stockholders' Equity    $     2,927,977            $     3,688,674


       STATEMENT OF OPERATIONS                                   Three Months Ended
                                                                  December 31, 1997
                                                       Reported                     Restated
                                                       -------------------------------------
                                                                      (Unaudited)
       Selling, general and administrative           $   1,161,774               $   1,499,191
       Net Loss                                      $  (1,419,722)              $  (1,757,139)
       Loss per common share                         $       (0.15)              $       (0.19)

       STATEMENT OF OPERATIONS                                     Six Months Ended
                                                                  December 31, 1997
                                                       Reported                     Restated
                                                       -------------------------------------
                                                                       (Unaudited)
       Selling, general and administrative           $   1,692,629               $   2,281,632
       Net Loss                                      $  (1,973,812)              $  (2,562,815)
       Loss per common share                         $       (0.23)              $       (0.30)

Note 7 -- LITIGATION

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

     To resolve cross-claims asserted by underwriters in the litigation, U.S. Wireless Data, Inc. agreed to transfer to RAS Securities Corporation, H.J. Meyers & Co., Inc., Sands & Co. Ltd. and R.J. Steichen & Co. a total of 600,000 U.S. Wireless Data, Inc. common shares upon the effective date of the Settlement Agreement, which was April 25, 1997. The Company has agreed to register such shares upon demand not sooner than April 26, 1998. Further, on September 17, 1997 the Company agreed to entry of a consent judgment against it and in favor of Don Walford, the sole shareholder of underwriter Walford Securities, Inc., in the amount of $60,000, payable over a three-year period. The total charge recognized during fiscal 1997 consists of the following: $93,600 for the value of the common shares issued based upon the fair market value of the Company's common stock on the date the commitment of such shares was made; $10,000 for actual cash to be paid by the Company pursuant to the settlement with stockholders; and $60,000 for the note payable executed with Don Walford as discussed above.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933 or Section 12E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions which the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are detailed below,and in other reports filed by the Company under the Securities Exchange Act of 1934, including the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

     Amounts in this  discussion and analysis have been restated as disclosed in
     Note 6 of the Note to the Financial Statements.

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

     CDPD Resale Agreements Containing Minimum Purchase Obligations: The Company has to date entered into three CDPD service resale agreements, two of which contain minimum obligations which can be characterized as "take or pay" provisions. The agreements with GTE Mobilnet and AT&T Wireless Data, Inc. contain such provisions. The Company is obligated to pay for the minimum amount of service stated in the agreements even if it fails to place enough service with merchants to meet the minimums. The failure of the Company to meet these service minimums could have an adverse financial impact upon the Company.

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

     In July 1997, the Company retained Liviakis Financial Communications,  Inc.
     (LFC) to advise and assist the Company in matters concerning investor relations, corporate finance and strategic management planning. Remuneration to LFC under the for the Consulting Agreement, which has a term of one year, includes $10,000 in cash over a one year period and 300,000 shares of unregistered stock with 150,000 shares of the stock issuable at November 15, 1997 and 150,000 additional shares issuable over a 10-month period thereafter. The Company completed a private placement of restricted securities pursuant to Regulation D of the Securities Act of 1933 with two officers of Liviakis. The Company raised $500,000 in cash for
     3.5 million shares of common stock and 1.6 million warrants to purchase common stock for $.01 per share, exercisable from January 15, 1998 through August 4, 2002. The securities carry future registration rights, including a one-time demand registration, with fees to be paid by the Company. See "Note 4 - LFC Financing" and

     "Note 5 - LFC Consulting" in Notes to Financial Statements for a description of the accounting treatment for these transactions.


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

     During the second quarter, the Company completed the relocation of its customer support, administrative and accounting functions to the Emeryville, California headquarters. The lease on the Wheatridge, Colorado office has terminated. Engineering functions will remain at the Company's Palmer Lake, Colorado facility.

     The Company has not completed a comprehensive review of the impact of the Year 2000 issue on the Company's business. This issue concerns the potential problems and liabilities faced by all users and persons dependent on computers that might result from software or system failure or malfunctions if the systems fail to properly recognize the date change between 1999 and 2000. The engineering staff has made a preliminary assessment of USWD products and is not aware of any material complications. Over the next two quarters, the Company will confirm the impact, if any, on products it distributes and complete an assessment of external factors including key vendors and licensed software for internal business applications.


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


     Operating Expenses

     Selling, general and administrative expense increased from $169,619 in the second fiscal quarter of 1997 to $1,499,141 in the second fiscal quarter of 1998. For the six month period, selling, general and administrative expense increased from $340,406 in the prior year to $2,281,632 in the current year. A significant portion of the increase in both the three and six month periods resulted from the aggressive addition of sales and support personnel and infrastructure to provide local support for the GTE nationwide deployment. Headcount increased from approximately 18 at the end of the first quarter to approximately 50 employees as of December 31, 1997. Expenditures include increased compensation expense for new sales and sales management personnel, selective additions to the management team and increased travel and communication expense related to the new marketing program. Non-cash consulting fees related to business development of approximately $423,000 and $771,000 are reflected in the second quarter and six month results, respectively, and include the termination of the entrenet and Woolley consulting agreements entered into during fiscal year 1997, and amortization of the Liviakis Financial Communications consulting services (see Note 5 to the financial statements). The Company continues to hire sales and support personnel to support the new marketing programs. At least in the near term, operating expense will continue to increase ahead of revenue.

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

     Financial Condition, Capital Resources and Liquidity

     The Company continues to have significant concerns regarding its financial condition and liquidity. While the Company is optimistic with its medium and long term opportunities, it is constrained by its immediate financial condition and requirement for increased liquidity. The Company has accumulated a deficit of approximately $19.5 million since inception. The Company's CDPD based products, the GTE joint marketing and distribution agreement, pending distribution agreements and transition to a recurring revenue focus present an opportunity for significant revenue growth, an eventual return to profitability, and the generation of a positive cash flow from operations. At present, however, development of the Company's infrastructure and expansion of the sales and marketing organization requires additional financing. Proceeds from the recently completed private placement offering have provided the Company with the ability to launch the GTE joint marketing and distribution program, however, execution of the Company's business plan is dependent on a more significant debt or equity financing event. The Company continues to work both directly and through its consultants to secure additional debt or equity financing which is required to fund operations while a significant recurring revenue stream is built. While management is confident it can accomplish this objective, there is no guarantee that this additional funding will be accomplished or that it will occur in the required time frame. In addition, the Company has agreed that it will not sell any new equity securities without the consent of the purchasers of the debentures for the 150-day period following the December 10, 1997 closing of that offering. The inability of the Company to secure additional financing could adversely impact the Company's financial position, including its ability to continue as a going concern.

     The Company has been in discussion with GTE Leasing Corporation regarding a program to fund the manufacture of TRANZ Enabler units which are deployed through the joint USWD and GTE Mobilnet marketing agreement. The agreement will provide GTE with a security interest in the units while the repayment of the financing will be made from the recurring revenue generated by the units. The Company expects this arrangement to be completed during this quarter; however, no assurance can be given this will occur. Financing the TRANZ Enabler units is a required element of the Company's business model and the Company will seek similar financing arrangements for units distributed through other marketing channels. The inability to fund inventory needs from outside sources could have a material adverse impact on the Company.



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

     In July 1997, the Company executed a two-year agreement for consulting services to be provided by Mr. Gary Woolley effective as of April 1, 1997. In addition to monthly cash compensation, Mr. Woolley received a $50,000 two-year convertible note with 10% interest per annum. The note was convertible into Common Stock at $.40 per share. A dispute arose between Mr. Woolley and the Company and the consulting agreement was terminated by the Company at the end of August 1997. Mr. Woolley and the Company executed a settlement agreement in January 1998, and the Company has accrued the remaining related consulting charges in the second quarter. The restructured note provides for conversion of all principal and interest into 75,000 restricted shares of Common Stock upon the election of Mr. Woolley which was made as of January 26, 1998.

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



ITEM 2 - CHANGES IN SECURITIES

     On December 10, 1997, the Company issued a total of $3,060,000 of 8% Convertible Subordinated Debentures. The terms of the Debentures provided that they would convert into one share of Series A Cumulative Convertible Redeemable Preferred Stock for each dollar of Debentures at such time as the Company's shareholders approved an amendment to the Company's Articles of Incorporation authorizing preferred stock. This occurred at the Company's Annual Meeting of Shareholders, which was held on February 6, 1998. See Note 9 to the Footnotes to the Financial Statements "Subsequent Events". The terms of the Series A Preferred Stock, which was legally established on February 9, 1998, contain certain rights and preferences that are superior to those of the Company's Common Stock. The Debentures and the Series A Preferred Stock to be issued on conversion of the Debentures were, or will be, issued as unregistered securities in reliance on the registration exemptions contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. A detailed description of the offering of the Debentures, including the terms thereof and of the Series A Preferred Stock to be issued upon conversion of the debentures is contained in the Company's Form 8-K Reporting an Event of November 14, 1997, filed with the SEC on December 17, 1997, and in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held February 6, 1998.


     November 15, 1997 - December 31,1997: 180,000 shares of Common Stock under a consulting agreement with Liviakis Financial Communications, Inc. ("LFC"); 165,000 shares were issuable as of November 15, 1997 and 15,000 shares were issuable as of December 15, 1997. 75% of the shares were issuable to LFC and 25% of the shares were issuable to Robert B. Prag, an executive officer of LFC. The Company relied upon the registration exemption contained in Section 4(2) of the Securities Act of 1933 for these transactions. None of the transactions involved a public offering. Representations were received from the purchasers of the securities to the effect that the purchasers were taking for investment purposes only and not with a view to distribution; "restricted securities" legends were or will be imprinted on all stock certificates; and stop-transfer instructions were lodged with the Company's transfer agent as to all shares of common stock issued in the transactions.
                                       16

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

     The Company has initiated efforts to develop a hand-held credit card processing unit which will utilize the Company's CDPD wireless technology. It is anticipated that initial units could be available for deployment by the end of the third fiscal quarter.

     See Also Note 9 - Subsequent Events in Notes to Financial Statements.



ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits required by Item 601 of Regulation S-B

               3.1       Articles of Incorporation, as amended (1)
               4.1 $150,000 Convertible Subordinated Promissory Note dated June 3, 1997, issued to entrenet Group, LLC. (2)
               4.2       1992 Stock Option Plan, as amended  (3)
               4.3              Designation of Series A Preferred Stock
                                 (Included  in Exhibit 3.1 - Articles of
                                 Incorporation, as amended)
              10.1      Office Lease with Spieker Properties, L.P.
                                 dated September 12, 1997 (2)
              10.2      Release and Settlement Agreement with entrenet Group,
                                 LLC effective as of November 1, 1997 (2)
                27        Financial Data Schedule (1)

             (1) Incorporated by reference from the like-numbered and named Exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1997, filed with the SEC on February 23, 1998.

             (2) Incorporated by reference from the like-numbered and named Exhibit filed with the Company's Quarterly Report on Form 10-QSB/A for the quarter ended December 31, 1997, filed with the SEC on March 18, 1998.

             (3) Incorporated by reference from the Company's Revised Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, filed with the SEC on January 14, 1998, in which the Exhibit is included as Exhibit C.

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



                                          U.S. WIRELESS DATA, INC.
                                          Registrant


Date:    May 12, 1998                     By: \s\ Evon A. Kelly
                                              -----------------
                                              Chief Executive Officer


         May 12, 1998                     By: \s\ Robert E. Robichaud
                                              -----------------------
                                              Chief Financial Officer