Form 10QSB
period 1998-03-31
U S WIRELESS DATA INC
filed 1998-05-29
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to __________.


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

                             Yes _X_          No ___

As of March 31, 1998 there were outstanding 9,324,601 shares of the Registrant's Common Stock (no par value per share).


Transitional Small Business Disclosure Format

                             Yes ___          No _X_

                            U.S. WIRELESS DATA, INC.

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                                 Page
Item 1.   Financial Statements (Unaudited)

          Balance Sheets --
                 March 31, 1998, and June 30, 1997................................3

          Statements of Operations --
                 Three Months and Nine Months Ended March 31, 1998 and 1997.......4

          Statements of Cash Flows --
                 Nine Months Ended March 31, 1998 and 1997........................5

          Notes to Financial Statements...........................................6-10

Item 2.   Management's Discussion and Analysis....................................11-16



PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................17

Item 2.   Changes in Securities...................................................19

Item 3.   Defaults Upon Senior Securities.........................................20

Item 4.   Submission of Matters to a Vote of Security Holders.....................20

Item 5.   Other Information.......................................................21

Item 6.   Exhibits and Reports on Form 8-K........................................21

                            U.S. WIRELESS DATA, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                  March 31, 1998  June 30, 1997
                                                                  --------------  -------------
                                 ASSETS

Current Assets:
        Cash ....................................................   $     64,640    $      6,083
        Accounts receivable, net of allowance for ...............         73,997         120,531
            doubtful accounts of $48,215 at March 31, 1998;
            $15,903 at  June 30, 1997
        Sales-type lease receivables ............................          5,905          11,023
        Inventory, net ..........................................        879,952         208,867
        Other current assets
                                                                         579,587         102,836
                                                                    ------------    ------------
                 Total current assets ...........................      1,604,081         449,340

Processing units - deployed .....................................        383,100            --
Property and equipment, net .....................................        287,080          40,445
Other assets
                                                                          67,671          11,495
                                                                    ------------    ------------


Total assets ....................................................   $  2,341,932    $    501,280
                                                                    ============    ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable ........................................   $  1,275,428    $    354,213
        Accrued liabilities .....................................        177,849         125,587
        Notes payable ...........................................        827,863         737,866
                                                                    ------------    ------------
                Total current liabilities                              2,281,140       1,217,666
                                                                    ------------    ------------

Long Term Debt ..................................................         45,000          45,000
                                                                    ------------    ------------

Total Liabilities
                                                                       2,326,140       1,262,666
                                                                    ------------    ------------


Stockholders' Equity (Deficit):
        Preferred Stock, 12,000,000 authorized, 3,060,000 Series A     3,060,000            --
                 Issued and outstanding
        Common stock, no par value, 40,000,000 ..................      9,324,601       5,613,952
                shares authorized; 9,324,601 and 5,613,952 shares
                 issued and outstanding at March 31, 1998
                 June 30, 1997, respectively
        Additional paid-in capital ..............................     10,456,612      10,613,465
        Accumulated deficit .....................................    (22,825,421)    (16,960,853)
        Notes Receivable from Shareholder                                  --            (27,950)
                                                                    ------------    ------------
                Total stockholders' equity (deficit)
                                                                          15,792        (761,386)
                                                                    ------------    ------------


Total liabilities and stockholders' equity (deficit)                $  2,341,932    $    501,280
                                                                    ============    ============

       Accompanying Notes are an integral part of the Financial Statements

                            U.S. WIRELESS DATA, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended             Nine Months Ended
                                                 3/31/98        3/31/97           3/31/98      3/31/97
                                                 -------        -------           -------      -------
Revenue ..................................   $   245,439    $   243,446    $      599,296   $ 1,046,359
Cost of goods sold .......................       115,339        114,780           351,746       602,078
                                             -----------    -----------    --------------   -----------

Gross margin .............................       130,100        128,666           247,550       444,281
                                             -----------    -----------    --------------   -----------

Operating Expenses:
    Selling, general and administrative ..     1,999,817        122,691       4,271,625         463,009
    Research and development .............        78,000         87,914         251,000         301,315
    Litigation settlement ................       921,132           --           921,132            --
                                             -----------    -----------     -----------     -----------
    Total operating expense ..............     2,998,949        210,605       5,443,757         764,324
                                          --------------    -----------     -----------     -----------

Loss from operations .....................    (2,868,849)       (81,939)     (5,196,207)       (320,043)


Interest income                                    5,722             21           7,398              70
Interest expense .........................      (438,626)        (8,045)       (706,308)        (24,688)
Other income .............................                        6,912          30,548          31,394


Net loss .................................   $(3,301,753)   $   (83,051)     (5,864,569)    $  (313,267)
                                             ===========    ===========     ===========     ===========




Basic / Diluted Earnings (loss) per ......   $      (.36)   $      (.02)   $       (.67)    $      (.07)
                                             ===========    ============     ==========     ===========


Weighted average common shares outstanding     9,280,963      4,983,852       8,753,321       4,814,900
- Basic/Diluted                              ===========    ===========      ==========     ===========

       Accompanying Notes are an integral part of the Financial Statements

                            U.S. WIRELESS DATA, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine Months Ended
                                                            March 31,1998  March 31, 1997
                                                            -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .............................................   $(5,864,569)   $  (313,267)
     Depreciation and amortization ........................        65,463         50,586
     Non-cash consulting services and warrant extension ...     1,276,808         15,446
     Non-cash interest expense - debentures ...............       637,172
     Non-cash litigation expense ..........................       921,132

   Changes in assets and liabilities:
          (Increase) decrease in:
               Accounts receivable ........................        46,543         18,210
               Inventory ..................................      (671,085)       168,300
               Processing units - deployed ................      (383,100)             0
               Other current assets .......................      (152,411)        34,627
          Increase (decrease) in:
               Accounts payable ...........................       911,215        102,071
               Accrued liabilities ........................        52,262        (90,297)
               Notes Payable ..............................             0        (22,800)
                                                              -----------    -----------
               Net cash used in operating activities ......    (2,777,470)       (37,124)

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchase) of Property, plant, and equipment .........      (291,445)           500
     (Increase) in other assets ...........................       (56,176)             0
                                                              -----------    -----------
               Net cash used in investing activities ......      (730,721)           500

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of stock ......................       585,010         27,950
     Proceeds from sale of options to purchase common stock       191,700              0
     Note receivable ......................................        27,950        (27,950)
     Net Proceeds from issuance of debt ...................     2,762,088            --
                                                              -----------    -----------
              Net cash provided by financing activities ...     3,566,748              0


INCREASE (DECREASE) IN CASH ...............................        58,557        (36,624)


CASH, Beginning of period .................................         6,083         40,350
                                                              -----------    -----------


CASH, End of period .......................................   $    64,640    $     3,726
                                                              ===========    ===========

Non-cash Financing and Investing:
      1. Conversion of  $50,000 Notes Payable to 75,000 shares of
         Common Stock
      2. Conversion of  $3,060,000 Convertible Debentures to
         3,060,000 shares of Preferred Stock


       Accompanying Notes are an integral part of the Financial Statements

                            U.S. WIRELESS DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 -- ACCOUNTING PRINCIPLES

      The balance sheet as of March 31, 1998, as well as the statements of operations for the three and nine months ended March 31, 1998 and March 31, 1997, and statement of cash flows for the nine months ended March 31, 1998 and March 31, 1997 have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1998 and for all periods presented, have been made.

      Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for fiscal year ended June 30, 1997. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.



Note 2 -- FINANCIAL CONDITION AND LIQUIDITY

      The Company has incurred an accumulated deficit of approximately $22.8 million since inception, including a loss of $5.9 million during the first nine months of fiscal year 1998. In order to attempt to continue as a going concern, the Company has transitioned to a recurring revenue focus, is working on programs to increase revenue levels and product margins, and is negotiating new distribution agreements. In December 1997, the Company closed a private placement offering of $3,060,000 of Convertible Subordinated Debentures. After associated fees and repayment of bridge loans incurred during the quarter ended December 31, 1997, the Company retained approximately $2,200,000 to apply to immediate working capital needs and the national launch of its proprietary wireless transaction processing solution. The current sales volume is inadequate to fund the infrastructure growth and business transition. As a result, the Company anticipates the continued roll out of the GTE Wireless and Bell Atlantic joint marketing and operating agreements and potential distribution programs with other cellular carriers will require additional debt or equity financing in the immediate future.

      The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.



Note 3 -- NET LOSS PER SHARE

      Earnings (loss) per common share (EPS) is computed using Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". SFAS No. 128, establishes standards for the computation, presentation, and disclosure of earnings per share. Basic and diluted net loss per common share are computed by dividing the net loss by the weighted average number of common shares outstanding at the end of the period. Diluted EPS excludes exercisable stock options and warrants from the calculation since their effect would be anti-dilutive. Such stock options and warrants could potentially dilute earnings or losses per share in the future. EPS for the three and nine month periods ended March 31, 1997 have been restated to conform with SFAS No.128.

Note 4 -- FINANCINGS

       As the Company entered the first quarter of fiscal 1998, it faced the need for increased liquidity to meet its obligations and fund a significant rollout of the CDPD TRANZ Enabler product. In August 1997, through an introduction by the entrenet Group, LLC. ("entrenet"), the Company sold 3.5 million unregistered shares of common stock and 1.6 million warrants to purchase common stock at an exercise price of $0.01 per share to two officers of Liviakis Financial Communications, Inc. ("LFC") for $500,000 in cash. The warrants are exercisable from January 15, 1998 through August 4, 2002. The securities sold to the two officers of LFC carry future registration rights, including a one-time demand registration, with fees to be paid by the Company (see also Note 5, below). In accordance with its agreement with entrenet, the Company granted entrenet the right to receive 280,000 unregistered shares of the Company's Common Stock as an 8% finder's fee for the direct source financing. The stock was issued to entrenet following shareholder approval for an increase in authorized Common Stock, which occurred on February 6, 1998. The agreement provides entrenet with "piggyback registration rights."

       On December 10, 1997 the Company closed a private placement offering of $3,060,000 principal amount of 8% Adjustable Rate Convertible Subordinated Debentures. After associated fees and repayment of bridge loans incurred during the quarter, the Company retained approximately $2,200,000 to apply to immediate working capital needs and the national launch of its proprietary wireless transaction processing solution. The convertible features of the debenture include an "in-the-money" convertible option that allows the holder to obtain shares of common stock at a discount off of fair market value. The value of the in-the-money provision has been allocated to stockholder's equity (deficit). The difference between the realized value and face value of the debt was recognized as non-cash interest expense between the date of issue and date of conversion into preferred stock, which was effected as of February 9, 1998. Non-cash interest expense of approximately $225,000 and $397,000 was recorded in the second and third fiscal quarters, respectively. As the result of the approval by shareholders on February 6, 1998, the Company authorized 4,000,000 shares of no par value Series "A" Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock"), with a stated value of $1.00 per share. On that date, the debentures automatically converted into 3,060,000 shares of Preferred Stock. The Preferred Stock gives the holder the right to convert principal into shares of Common Stock in the future at 80% of market price, but not lower than $4 per share for the first 270 days, and no higher than $6 per share. The security carries an 8% dividend rate, which drops to a 4% dividend rate once the underlying shares of Common Stock are registered with the Securities and Exchange Commission. The Company is required to register the shares of Common Stock underlying the securities sold in the offering, plus the shares of Common Stock issuable as interest on the Debentures and dividends on the Preferred Stock.

       In order to satisfy a portion of its immediate short term capital requirements the Company entered into an agreement on March 12, 1998, with a stockholder to allow the Company to assign to third parties, options it has held since 1995, on 367,684 shares of the Company's Common Stock owned by that stockholder, which the Company has the right to purchase at $.25 per share. The Company anticipates that it will sell and assign these options to accredited investors in blocks of no less than 50,000 shares between the present time and October 5, 1998, the date on which its option expires. The amount of cash that may be provided to the Company through this source is not readily determinable, as it will vary depending on the market price of the Company's Common Stock at the time the Company sells each option. Through March 31, 1998, the Company assigned its Call Option on 50,000 shares owned by stockholder's assignee, Tillicombe International, LDC, to RBB Bank Aktiengesellschaft, the agent which owns 1,600,000 shares of the Company's Series A Preferred Stock. During April 1998, additional options for 150,000 shares were assigned. RBB Bank purchased the Call Options in four increments of 50,000 share options each, and has paid the Company 85% of the average last sale price of the underlying shares over the five days prior to the date of acquiring each Call Option, less the Call Option exercise price of $.25 per share. In each transaction, RBB Bank must pay the acquisition price for the Call Option to the Company, as well as the exercise price to Tillicombe prior to taking delivery of the shares.

Note 5 -- LIVIAKIS FINANCIAL COMMUNICATIONS INC. ("LFC") - CONSULTING

       In July 1997, the Company retained LFC to advise and assist the Company in matters concerning investor relations and corporate finance covering the period from July 25, 1997 through July 31, 1998. As compensation for these services, the Company will issue a total of 300,000 unregistered restricted shares of its Common Stock and $10,000 in cash as consulting fees. The issuance of the shares of Common Stock will occur at various times during the Consulting Agreement. As of March 31, 1998, 225,000 shares were issuable to LFC per the Consulting Agreement. The shares also have registration rights as described in Note 4, above. Pursuant to the Consulting Agreement, the Company will also pay LFC a cash fee equal to 2.5% of the gross proceeds received as a finder's fee for any direct financing located for the Company. LFC received $76,500 for a finder's fee in December 1997, related to the private placement offering.

       Since the LFC related financing transaction described in Note 4 and the LFC Consulting Agreement were entered into by the Company at approximately the same time, the Company has treated these transactions as one transaction for accounting purposes. To properly ascribe a fair value to the Consulting Agreement, the Company obtained an independent valuation of the Company's share price from an accredited valuation firm. Based on the fair market value of the Common Stock determined by the valuation, the total of all shares issuable in the transactions, and the cash proceeds received, the Consulting Agreement was valued at $1,400,000 and recorded as prepaid consulting services with a corresponding increase in equity. The consulting services will be amortized on a straight-line basis over the term of the Consulting Agreement (one year) as an element of operating expense, within selling, general and administrative expense in the statement of operations, commencing with the July 25, 1997 effective date of the agreement. Through March 31, 1998, approximately $960,000 has been expensed.



Note 6 - ACCOUNTING FOR PROCESSING UNITS DEPLOYED

       Merchants that subscribe to the Company's credit card processing service usually receive a TRANZ Enabler unit that provides the wireless communications and processing functionality. As these units are deployed at a customer location, the asset value is transferred from inventory to "Processing units - deployed" and depreciated via a charge to Cost of Sales over a 48 month life. The Company retains title to the TRANZ Enabler units and earns usage income on the units while they are deployed at the customer location.


7 -- LITIGATION

       Securities Class Actions Settlements

       In September of 1996, the Company agreed to terms to settle securities fraud litigation, pending since 1994, which was brought in connection with the Company's initial public offering in December 1993. The parties' agreement (the "Settlement Agreement") was filed in the United States District Court for the District of Colorado on January 15, 1997 in consolidated Case No. 94-Z-2258, Appel, et al. v. Caldwell, et al. By its order approving the settlement, the court certified a plaintiffs' settlement class and provided the mechanism for payment of claims. The Company contributed $10,000 to the total settlement fund of $2,150,000. The remaining portion of the settlement was contributed by certain underwriters of the Company's initial public offering and its former securities counsel. No objections to the Settlement Agreement were made. No potential class member opted-out of the settlement and all are bound by the release granted the Company. All claims against the Company in those consolidated cases were dismissed by final federal court order on September 4, 1997. No appeal was filed. Similar state court claims were dismissed by Colorado district court order dated October 9, 1997, and no appeals have been filed in that case.

       To resolve cross-claims asserted by the underwriters in the litigation, the Company agreed to issue to RAS Securities Corporation, H.J. Meyers & Co, Inc., Sands & Co. Ltd. and R.J. Steichen & Co. a total of 600,000 shares of Common Stock upon the effective date of the Settlement Agreement, which was April 25, 1997. The shares issued under this settlement become saleable under SEC Rule 144 commencing on April 26, 1998. The Company has agreed to register such shares upon demand of holders of not less than 25% of the shares, not sooner than April 26, 1998. Further, on September 17, 1997 the Company agreed to entry of a consent judgment against it and in favor of Don Walford, the sole shareholder of underwriter Walford Securities, Inc., in the amount of $60,000, payable over a three year period. The total charge recognized during fiscal 1997 consists of the following: $93,600 for the value of the common shares issued based upon the fair market value of the Company's Common Stock on the date the commitment of such shares was made; $10,000 for actual cash to be paid by the Company pursuant to the settlement with stockholders; and $60,000 for the note payable executed with Don Walford as discussed above.


       Settlement with Consultant

       In July of 1997, the Company executed a two-year agreement effective as of April 1, 1997 for consulting services previously provided and to be provided by Mr. Gary Woolley. In addition to monthly cash compensation, Mr. Woolley received a $50,000 two-year convertible note with 10% interest per annum. The note was convertible into Common Stock at $.40 per share, for a total of 125,000 shares issuable upon conversion of the principal amount of the note. A dispute arose between Mr. Woolley and the Company and the consulting agreement was terminated by the Company as of the end of August 1997. Mr. Woolley and the Company settled their dispute in January 1998, which resulted in a payment by the Company to Mr. Woolley of a total of $60,000 (including amounts previously paid to Mr. Woolley as a consulting fee prior to termination) for all services rendered by Mr. Woolley to the Company. As part of the settlement, an adjustment to the conversion terms of the promissory note was made reflecting that all principal and accrued interest on the note could be converted to 75,000 shares of the Company's Common Stock by election of Mr. Woolley made on or before April 1, 1998. The shares are to be issued as "restricted securities" as defined under Rule 144 under the Securities Act of 1933. Mr. Woolley elected to convert the note to shares of Common Stock as of January 26, 1998. The shares became saleable under Rule 144 commencing on April 1, 1998.

       Settlement of Claims of Certain Noteholders

       From April through June 1997 the Company issued a total of $185,000 of Demand Notes payable in full on or before April 11, 1998 (the "Demand Notes"). The principal and accrued interest on the Demand Notes became convertible into shares of the Company's Common Stock as of November 1, 1997 at prices of $.35 per share (as to $75,000 of the Demand Notes) and $.50 per share (as to $110,000 of the Demand Notes). Commencing on November 3, 1997, the Company began receiving conversion demands from the Noteholders and as of November 14, 1997, holders of $135,000 of the Demand Notes had demanded conversion of their Demand Notes into Common Stock and were insisting that the Company issue "free-trading" shares to them. The Noteholders claimed that their right to free-trading stock arose out of certain oral representations made at the time of issuance of the Demand Notes, the fact that no "restricted securities" legends were imprinted on the documents evidencing the Demand Notes and no other written advice as to the "restricted" nature of the shares underlying the Demand Notes was given to them at the time. The complaining Noteholders were asserting damages based on a market price for the Company's Common Stock in the $8.00 per share range as of the November 1, 1997 time period. The holder of the remaining $50,000 Demand Note (which is convertible at $.50 per share) has not asserted any claims against the Company in connection with his purchase of the Demand Note.

       During March 1998, the Company reached a settlement with the complaining Noteholders' by agreeing to issue 1.4 times the number of shares originally issuable as principal and interest on the Demand Notes purchased by the complaining Noteholders (plus an additional 11,000 shares to one Noteholder who purchased $50,000 of the Demand Notes). As a result of the settlement, the issuance of "premium" shares was recorded in Operating Expense as a litigation settlement of approximately $921,000 in March 1998. The agreement also provides the Noteholders with certain guarantees as to the amount for which the shares can be resold and a "put" which allows the Noteholders to require the Company to repurchase any restricted shares remaining unsold at the end of the one year period after the shares become saleable under SEC Rule 144. The shares issuable upon conversion of the Demand Notes will be "restricted securities" as defined under SEC Rule 144, but will become saleable pursuant to Rule 144 one year from the date the converted Demand Note was purchased by the Noteholder. A total of 525,800 shares have been or will be issued to the complaining Noteholders upon conversion of their notes which will be subject to the guarantee and put agreements. The holder of the other $50,000 Demand Note will be given the enhanced conversion rate (of 1.4 times the number of shares originally issuable) and will receive 154,000 shares upon conversion of his Demand Note but will not be given the guarantee or put.

     The guarantee provision of the settlement agreement allows the former Noteholders to recover the difference between the guarantee price (which is $3.00 per share as to 360,800 of the shares and $4.29 per share as to the remaining 165,000 shares issuable upon conversion of the Demand Notes) and the gross amount the Noteholder receives upon a sale of the shares. The guarantee is operative at any time during the one year period commencing on the date the shares become saleable under SEC Rule 144. The Company is obligated to pay the amount due within thirty days of receiving a demand, accompanied by documentation confirming the sale. Under the "put" provision of the settlement agreement, the former Noteholders will have a five day period commencing on the date one year from the date the shares become saleable under SEC Rule 144 (or the first business day thereafter if such day is a day on which the stock markets are closed) during which the former Noteholders may "put" any restricted shares remaining unsold by them at the time back to the Company. Upon exercise of the put, the Company which must either (1) purchase the shares for the put price (which is $3.00 per share for 360,800 of the shares and $4.29 per share for 165,000 of the shares) or
     (2) require the shareholder to sell the shares into the market, with the Company making up the difference between the put price and the gross amount received by the shareholder upon such sale, within 15 days after receipt of written notice and documentation confirming the sale.

     On July 2, 1997, the Company also issued a promissory note in the amount of $16,825 to one of the investors who purchased the Demand Notes. This note was due and payable in full as of July 30, 1997 and bore interest at a default rate of 18% per annum if not paid when due. In return for the investor's agreement not to require the Company to pay the note when it came due, the investor claims that a representative of the Company promised that the Company would treat the note the same as the other Demand Notes and convert it to Common Stock on the same terms. In conjunction with the Demand Note settlement with this investor, the Company agreed to convert all amounts owing as principal and interest by it under this note to a total of 18,507 shares of Common Stock. The shares issuable upon conversion of this note are not entitled to the guarantee or put described above which applies to the shares issuable upon conversion of the Demand Note purchased by this investor.



Note 8 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and displaying comprehensive income and its components with the same prominence as other financial statements. All prior periods must be restated to conform to the provisions of SFAS No. 130. The Company will adopt SFAS No. 130 during the first quarter of fiscal 1999, but does not expect the new accounting standard to have a material impact on the Company's reported financial results.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FORWARD-LOOKING STATEMENTS
--------------------------

       The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 12E of the Securities Exchange Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions which the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are detailed below, and in other reports filed by the Company under the Securities Exchange Act of 1934, including the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 and the current Report on Form 8-K filed on May 20, 1998, Reporting an Event of May 14, 1998. The Form 8-K incorporates the Company's Registration Statement on Form SB-2 (SEC File No. 333-52625).

             History of Losses and Potential  Fluctuations in Operating Results:
       Through the end of the third quarter of fiscal year ending June 30, 1998, the Company had experienced significant operating losses. In addition, because the Company generally ships its products on the basis of credit card processing applications or purchase orders, increments to recurring revenue and other component sales in any quarter are highly dependent on orders shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts for future demand and not on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels that are inconsistent with actual revenues. The Company's results may also be affected by fluctuating demand for the Company's products and by increases in the costs of components acquired from the Company's vendors.

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

             Distribution Program: The rollout of the GTE and Bell Atlantic distribution programs is expected to have a material impact on the Company's future revenue stream. While the Company anticipates it will execute distribution agreements with other significant partners, the loss of, diminution of purchases from the Company through, or failure to place sufficient numbers of merchant accounts through, any of these distributors could have a material adverse effect on the Company.

             Need for Third-Party Inventory Financing: The Company has recently entered into an agreement with GTE Leasing Corporation to pay for the manufacture of TRANZ Enabler units to be deployed under the GTE Wireless marketing agreement. The agreement grants GTE Leasing a security interest in the units as well as certain rights to cash flow from the processing revenue payable to the Company under its agreement with NOVA. It is expected that repayment of the financing will be made from the recurring revenue generated by units placed under the GTE Wireless marketing agreement. Several technical and legal requirements remain to be finalized before the Company will be able to draw upon this financing source. Although this financing provides the Company with needed support for units placed through the GTE Wireless marketing agreement, third party financing of all TRANZ Enabler units placed by the Company through any source is a required element of the Company's business model. The Company must therefore seek similar financing arrangements for units distributed through other marketing channels, including the Bell Atlantic Mobile marketing agreement. The inability to fund inventory needs from outside sources could have a material adverse impact on the Company, its liquidity and results of operations.

     The  Company's  Dependence  on a Single Type of Product  and  Technological
     Change: All of the Company's revenue is derived from sales of its credit card transaction services and CDPD enabling products. Demand for these products could be affected by numerous factors outside the Company's control, including, among others, market acceptance by prospective customers, or the introduction of new or superior competing technologies. The Company's success will depend in part on its ability to respond quickly to technological changes through the development and improvement of its products.

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

     CDPD Resale Agreements Containing Minimum Purchase Obligations: The Company has to date entered into three CDPD service resale agreements, two of which contain minimum obligations which can be characterized as "take or pay" provisions. The agreements with GTE Wireless and AT&T Wireless Data, Inc. contain such provisions. The Company is obligated to pay for the minimum amount of service stated in the agreements even if it fails to place enough service with merchants to meet the minimums. The failure of the Company to meet these service minimums could have an adverse financial impact upon the Company.

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

     A key element of USWD's strategic direction is to establish close alliances with large communications carriers through joint distribution programs. In August 1997, USWD and GTE Wireless announced a joint marketing and operating agreement to distribute USWD's proprietary TRANZ Enabler credit card processing system using GTE's CDPD network. The agreement contains certain operational and financial performance criteria which must be met by the Company. During the second fiscal quarter, USWD made significant investments to execute a nationwide deployment, which will extend TRANZ Enabler sales to merchants through GTE's national sales force. The Company added significant sales and support personnel and infrastructure to provide local support for the GTE sales representatives. The initial placements of the TRANZ Enabler units did not develop as rapidly as anticipated; however, recent actions by GTE are expected to favorably impact the program. The Company expects that the transition from a "voice" to "data" sales orientation for the GTE sales personnel will be aided by several new operational initiatives implemented in February 1998 by GTE Wireless, and that this will have a positive impact on product placement and revenue to the Company. By leveraging the sales organizations of the major CDPD providers, the Company has the potential to quickly reach a large number of merchants. The Company has CDPD air time agreements in place with AT&T and Bell Atlantic and has selectively added sales personnel in these markets to begin deployment of TRANZ Enabler units. See discussion of agreement with Bell Atlantic Mobile, below.

     In July 1997, the Company retained Liviakis Financial Communications,  Inc.
     (LFC) to advise and assist the Company in matters concerning investor relations, corporate finance and strategic management planning. Remuneration to LFC under the Consulting Agreement, which has a term of one year, includes $10,000 in cash over a one year period and 300,000 shares of unregistered stock with 150,000 shares of the stock issuable at November 15, 1997 and 150,000 additional shares issuable over a 10-month period thereafter. The Company completed a private placement of restricted securities pursuant to Regulation D of the Securities Act of 1933 with two officers of Liviakis. The Company raised $500,000 in cash for 3.5 million shares of common stock and 1.6 million warrants to purchase common stock for $.01 per share, exercisable from January 15, 1998 through August 4, 2002. In May 1998, 1.2 million of the warrants were exercised by one warrant holder. The securities carry future registration rights, including a one-time demand registration, with fees to be paid by the Company. See "Note 4 - LFC Financing" and "Note 5 - LFC Consulting" in Notes to Financial Statements for a description of the accounting treatment for these transactions.

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

     Through the second quarter of fiscal 1998, the Company conducted its own equipment deployment and servicing functions. In late January 1998, USWD entered into an agreement with TASQ Technology, Inc. of Rocklin, CA, to provide these services. TASQ will deploy, track and maintain all TRANZ Enablers placed with merchants acquired by the Company. In addition, TASQ will provide these same functions for peripheral equipment sold by the Company. The Company believes that this relationship will ultimately result in savings to the Company over what it would cost to provide these services internally.

     In March 1998 the Company signed a joint sales and marketing agreement with Bell Atlantic Mobile. Bell Atlantic Mobile is the largest wireless service provider on the East Coast and the second largest in the United States. The agreement is similar in structure to the GTE Wireless agreement described above, and the Company anticipates adding additional personnel to support that agreement. By leveraging the sales organizations of the major CDPD providers, the Company has the potential to quickly reach a large number of merchants. It is expected that the costs to the Company of implementing both this and the GTE joint marketing and distribution agreement will exceed short-term revenue generated by the programs.

     The Company also signed a merchant acquiring agreement with National Bank of Commerce "NBC", in March 1998. NBC is the lead banking affiliate of National Commerce Bancorporation. USWD expects the agreement to broaden its ability to provide credit card processing services for merchants in the retail, restaurant, and hotel/lodging industries.

     As of March 12, 1998, the Company entered into an agreement with entrenet Group, LLC ("entrenet") to provide business and financial consulting services to the Company and to assist the Company in locating additional financing. The term of the agreement is for six months from March 12, 1998 and renews for additional six month terms unless at least 60 days notice is given to terminate the agreement prior to the end of a term. For its advisory services under the agreement, entrenet will receive a fee of $60,000, payable in the form of a promissory note bearing 10% interest, due on or before the earlier of March 11, 1999, or the receipt by the Company of aggregate gross proceeds from financings of $2,000,000. In addition, entrenet received a Common Stock Purchase Warrant to purchase 10,435 shares at $5.75 per share, exercisable until March 11, 2003. Upon the consummation of any financing transaction entered into by the Company during the term of the agreement (with the exception of financings from certain identified, excluded sources) or for two years after termination with respect to any financing obtained from a source introduced to the Company by entrenet, or if entrenet assists the Company in locating an executive-level candidate who is hired by the Company, entrenet is entitled to compensation under the agreement.

     The Company has not completed a comprehensive review of the impact of the Year 2000 issue on the Company's business. This issue concerns the potential problems and liabilities faced by all users and persons dependent on computers that might result from software or system failure or malfunctions if the systems fail to properly recognize the date change between 1999 and 2000. The engineering staff has made a preliminary assessment of USWD products and is not aware of any material complications. In the first quarter of fiscal 1999, the Company expects to confirm the impact, if any, on products it distributes, and complete an assessment of external factors including key vendors and licensed software for internal business applications.

     Net Sales

     Revenue of $245,439 for the third quarter of fiscal 1998 was up slightly from revenue of $243,446 generated during the third fiscal quarter of fiscal 1997 as the Company continued the shift from a per-unit sales approach to a recurring revenue model. The Company was also able to resume shipment of POS-50 units following a product shortage in the second quarter. For the nine-month period, revenue of $599,296 decreased 43% from the prior period amount of $1,046,359 due to the strategy shift described above. Product placements of the TRANZ Enabler to merchants through the new distribution program have not developed as rapidly as anticipated, consequently revenue has been minimal, while at the same time; significant expenses have been incurred. The Company hopes that the transition from a "voice" to "data" sales orientation for the GTE sales personnel will be aided by several new operational initiatives implemented in February 1998 by GTE Wireless. The Company also expects a positive impact on product placement and revenue from the recently signed Bell Atlantic joint sales and marketing agreement. However, for both programs, expenses are likely to exceed revenues, at least over the near term.

     Gross Margin

     Gross margins in the third fiscal quarter of 1998 were $130,100 compared to $128,666 for the same period in fiscal 1997. As a percent of revenue, gross margins in both periods were almost identical at 53%. For the nine-month periods, gross margins decreased from $444,281 in fiscal 1997 to $247,550 in the current period on the corresponding revenue decline. For the current nine-month period, gross margin as a percent of revenue was down 1.2% from the prior period due to the mix of product sales in the first half of the current year.

     Operating Expenses

     Selling, general and administrative expense increased from $122,691 in the third fiscal quarter of 1997 to $1,999,817 in the third fiscal quarter of 1998. For the nine-month periods, selling, general and administrative expense increased from $463,009 in the prior year to $4,271,625 in the current year. The current quarter contains several significant non-cash charges. These include a $350,000 charge related to the revalued LFC consulting agreement and a $156,000 charge related to the extension of a common stock warrant exercise period which was expiring. Non-cash consulting fees related to business development of approximately $1,121,000 are reflected in the fiscal 1998 nine month results, and include the termination of the original entrenet and Woolley consulting agreements entered into during fiscal year 1997, and amortization of the Liviakis

     Financial Communications consulting services (see Note 5 to the financial statements). The nine-month period was also impacted by the $156,000 charge related to the warrant extension.

     The balance of the selling, general and administrative expense increased by approximately $1,371,000 and $2,531,000 for the three month and nine month periods, respectively. A significant portion of the increase in both the three and nine month periods resulted from the aggressive addition of sales and support personnel and infrastructure to provide local support for the GTE nationwide deployment. Headcount increased from approximately 18 at the end of September 1997, to approximately 50 employees as of December 31, 1997 and approximately 60 at the end of March 1998. Expenditures include increased compensation expense for new sales and sales management personnel, selective additions to the management team, increased travel and communication expense related to the new marketing program, and expense related to the resolution of several outstanding legal issues. The Company continues to hire sales and support personnel to support the new marketing programs. At least in the near term, operating expense will continue to increase ahead of revenue.

     Research and development expenses decreased from $87,914 in the third fiscal quarter of 1997 to $78,000 in the first third quarter of 1998. This decrease was due to lower engineering material purchases. The nine-month period expense decreased from $301,315 in fiscal 1997 to $251,000 in fiscal 1998 due to one vacancy in the department during a portion of the first half of fiscal 1998 and due to lower occupancy costs.

     The third quarter results include a $921,000 charge for the valuation of common shares issued to a group of Certain Noteholders, in settlement of a dispute regarding rights related to the conversion of the notes into shares of Common Stock. Refer to Settlement of Claims of Certain Noteholders in
     Note 7 to the financial statements for a complete description of the settlement.

     Interest Expense

     Interest expense includes a $397,000 and $622,000 non-cash charge to interest expense in the three and nine month periods of fiscal 1998, respectively, related to the private placement. The convertible features of the debenture include an "in-the-money" convertible option that allows the holder to obtain shares of common stock at a discount off of fair market value. The value of the in-the-money provision has been allocated to stockholder equity. The difference between the realized value and face value of the debt was recognized as non-cash interest expense between the date of issue and date of conversion into preferred stock which was effected on February 9, 1998.


     Financial Condition, Capital Resources and Liquidity

     The Company continues to have significant problems due to its financial condition and lack of liquidity. While management is optimistic with its medium and long term opportunities, the Company is constrained by its immediate financial condition and requirement for increased liquidity. The Company has accumulated a deficit of approximately $22.8 million since inception to December 31, 1997. The Company's CDPD based products, the GTE and Bell Atlantic joint marketing and distribution agreements, pending distribution agreements (if realized) and the transition to a recurring revenue focus present an opportunity for significant revenue growth, eventual profitability, and the generation of positive cash flow from operations. At present, however, development of the Company's infrastructure and expansion of the sales and marketing organization requires immediate, additional financing. Proceeds from the private placement offering which was completed in December 1997, have been used primarily to complete the launch of the joint marketing program with GTE Wireless, build the related corporate infrastructure and make selective inventory purchases.

     Based on current staffing levels, the Company's expenditures are running at a monthly rate of approximately $450,000. In order to meet its obligations under its agreement with Bell Atlantic Mobile, the Company will require additional sales personnel for significant product to be placed under that agreement. This will further increase the Company's expenditures over present levels. As a result, execution of the Company's business plan is dependent on a significant debt or equity financing event. The Company continues to work both directly and through its consultants to secure additional debt or equity financing which is required to fund operations while a significant recurring revenue stream is built. While management is confident it can accomplish this objective, there is no guarantee that this additional funding will be accomplished or that it will occur in the required time frame. The inability of the Company to secure additional financing in the near term could adversely impact the Company's financial position, including its ability to continue as a going concern.

     In an attempt to finance a portion of its inventory requirements, the Company engaged in discussions with GTE Leasing Corporation for some time regarding a program to fund the manufacture of TRANZ Enabler units which are deployed and to be deployed through the joint USWD and GTE Wireless marketing agreement. As described below in this discussion under "Subsequent Events," the Company entered into this inventory financing agreement with GTE Leasing Corporation as of April 2, 1998 and is presently completing certain technical and legal requirements to finalize the agreement and begin to draw funding thereunder. Third-party financing of TRANZ Enabler units is a required element of the Company's business model and it is likely that the Company will have to seek similar financing arrangements for units distributed through other marketing channels. The inability to fund inventory needs from outside sources could have a material adverse impact on the Company. In order to satisfy a portion of its immediate short term capital requirements the Company has entered into an agreement with a shareholder to allow the Company to assign to third parties, options it has held since 1995, on 367,684 shares of the Company's Common Stock owned by that shareholder, which the Company has the right to purchase at $.25 per share. The Company anticipates that it will sell and assign these options to accredited investors in blocks of no less than 50,000 shares between the present time and October 5, 1998, the date on which its option expires. The amount of cash that may be provided to the Company through this source is not readily determinable, as it will vary depending on the market price of the Company's Common Stock at the time the Company sells each option.

     Inventory increased from $208,867 as June 30, 1997 to $879,952 at March 31, 1998. Approximately $359,000 of this increase was for TRANZ Enabler inventory, with the remaining portion being for components needed to initiate new builds of POS-50(R) and POS-500 units. This inventory was purchased directly by the Company. The Company's business plan calls for all TRANZ Enablers to be financed through third party financing sources. While the Company has entered into the agreement with GTE Leasing
     (described below) to fund product placed through the GTE Wireless agreement, it must obtain inventory financing from external sources for other placements, and at present the Company has not yet obtained such financing. As described in Note 6 to the financial statements, merchants that subscribe to the Company's credit card processing service usually receive a TRANZ Enabler unit which provides the wireless communications and processing functionality. As these units are deployed at a customer location, the asset value is transferred from inventory to "Processing units - deployed" and depreciated via a charge to Cost of Sales over a 48 month life. The net value of this equipment was $383,100 as of March 31, 1998.

     As the result of the approval by shareholders on February 6, 1998, the Company authorized 4,000,000 shares of no par value Series "A" Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock"), with a stated value of $1.00 per share. On that date, the $3,060,000 of Convertible Debentures issued in December 1997, automatically converted into 3,060,000 shares of Preferred Stock. The Preferred Stock gives the holder the right to convert principal into shares of Common Stock in the future at 80% of market price, but not lower than $4 per share for the first 270 days, and no higher than $6 per share. The security carries an 8% dividend rate, which drops to a 4% dividend rate once the underlying shares of Common Stock are registered with the Securities and Exchange Commission. The Company is required to register the shares of Common Stock underlying the securities sold in the offering, plus the shares of Common Stock issuable as interest on the Debentures and dividends on the Preferred Stock.

     Subsequent Events

     Agreement with GTE Leasing Corporation

     On April 2, 1998 the Company entered into a Loan and Security Agreement with GTE Leasing Corporation to fund the manufacture of TRANZ Enabler units by Wellex which are or will be deployed through the GTE Wireless joint marketing agreement. The agreement with GTE Leasing is in the form of a revolving credit facility in the maximum amount of $1,200,000. GTE Leasing will pay the Company a fixed amount for each TRANZ Enabler unit manufactured by Wellex for placement under the GTE Wireless joint marketing agreement. At approximately $400 per unit, the Company has the ability to finance up to 3,000 TRANZ Enabler units at any one time under this agreement. The Company expects that repayment of the amounts financed under the credit facility will be made from the recurring revenue generated by the units placed under the GTE Wireless joint marketing agreement. However, the Company is primarily obligated to repay all amounts owing under the credit facility, irrespective of whether processing revenues are sufficient to pay such amounts. To secure payment under the agreement the Company has granted GTE Leasing a security interest in the units and the processing revenues from those units. The Company also entered into a Notice, Consent and Agreement between itself, NOVA Information Systems, Inc. ("NOVA") and GTE Leasing which acknowledges the obligation of NOVA to pay GTE Leasing directly from amounts owed to the Company by NOVA for amounts owing by the Company to GTE Leasing under the credit facility. The agreement with GTE Leasing is terminable on certain defined events of default, including the failure to pay any installment within ten days of its due date and for other events of default which remain unremedied for ten days after notice is given to the Company by GTE Leasing. The Company is presently finalizing several technical and legal requirements that must be completed before it can begin to draw funds under this agreement.


Part II

     ITEM 1 -- LEGAL PROCEEDINGS

     Securities Class Actions Settlements

     In September of 1996, the Company agreed to terms to settle securities fraud litigation, pending since 1994, which was brought in connection with the Company's initial public offering in December 1993. The parties' agreement (the "Settlement Agreement") was filed in the United States District Court for the District of Colorado on January 15, 1997 in consolidated Case No. 94-Z-2258, Appel, et al. v. Caldwell, et al. By its order approving the settlement, the court certified a plaintiffs' settlement class and provided the mechanism for payment of claims. The Company contributed $10,000 to the total settlement fund of $2,150,000. The remaining portion of the settlement was contributed by certain underwriters of the Company's initial public offering and its former securities counsel. No objections to the Settlement Agreement were made. No potential class member opted-out of the settlement and all are bound by the release granted the Company. All claims against the Company in those consolidated cases were dismissed by final federal court order on September 4, 1997. No appeal was filed. Similar state court claims were dismissed by Colorado district court order dated October 9, 1997, and no appeals have been filed in that case.

     To resolve cross-claims asserted by the underwriters in the litigation, the Company agreed to issue to RAS Securities Corporation, H.J. Meyers & Co, Inc., Sands & Co. Ltd. and R.J. Steichen & Co. a total of 600,000 shares of Common Stock upon the effective date of the Settlement Agreement, which was April 25, 1997. The shares issued under this settlement become saleable under SEC Rule 144 commencing on April 26, 1998. The Company has agreed to register such shares upon demand of holders of not less than 25% of the shares, not sooner than April 26, 1998. Further, on September 17, 1997 the Company agreed to entry of a consent judgment against it and in favor of Don Walford, the sole shareholder of underwriter Walford Securities, Inc., in the amount of $60,000, payable over a three-year period. The total charge recognized during fiscal 1997 consists of the following: $93,600 for the value of the common shares issued based upon the fair market value of the Company's Common Stock on the date the commitment of such shares was made; $10,000 for actual cash to be paid by the Company pursuant to the settlement with stockholders; and $60,000 for the note payable executed with Don Walford as discussed above.

     Settlement with Consultant

     In July of 1997, the Company executed a two-year agreement effective as of April 1, 1997 for consulting services previously provided and to be provided by Mr. Gary Woolley. In addition to monthly cash compensation, Mr. Woolley received a $50,000 two-year convertible note with 10% interest per annum. The note was convertible into Common Stock at $.40 per share, for a total of 125,000 shares issuable upon conversion of the principal amount of the note. A dispute arose between Mr. Woolley and the Company and the consulting agreement was terminated by the Company as of the end of August 1997. Mr. Woolley and the Company settled their dispute in January 1998, which resulted in a payment by the Company to Mr. Woolley of a total of $60,000 (including amounts previously paid to Mr. Woolley as a consulting fee prior to termination) for all services rendered by Mr. Woolley to the Company. As part of the settlement, an adjustment to the conversion terms of the promissory note was made reflecting that all principal and accrued interest on the note could be converted to 75,000 shares of the Company's Common Stock by election of Mr. Woolley made on or before April 1, 1998. The shares are to be issued as "restricted securities" as defined under Rule 144 under the Securities Act of 1933. Mr. Woolley elected to convert the note to shares of Common Stock as of January 26, 1998. The shares became saleable under Rule 144 commencing on April 1, 1998.

     Settlement of Claims of Certain Noteholders

     From April through June 1997 the Company issued a total of $185,000 of Demand Notes payable in full on or before April 11, 1998 (the "Demand Notes"). The principal and accrued interest on the Demand Notes became convertible into shares of the Company's Common Stock as of November 1, 1997 at prices of $.35 per share (as to $75,000 of the Demand Notes) and $.50 per share (as to $110,000 of the Demand Notes). Commencing on November 3, 1997, the Company began receiving conversion demands from the Noteholders and as of November 14, 1997, holders of $135,000 of the Demand Notes had demanded conversion of their Demand Notes into Common Stock and were insisting that the Company issue "free-trading" shares to them. The Noteholders claimed that their right to free-trading stock arose out of certain oral representations made at the time of issuance of the Demand Notes, the fact that no "restricted securities" legends were imprinted on the documents evidencing the Demand Notes and no other written advice as to the "restricted" nature of the shares underlying the Demand Notes was given to them at the time. The complaining Noteholders were asserting damages based on a market price for the Company's Common Stock in the $8.00 per share range as of the November 1, 1997 time period. The holder of the remaining $50,000 Demand Note (which is convertible at $.50 per share) has not asserted any claims against the Company in connection with his purchase of the Demand Note.

     During March 1998, the Company reached a settlement with the complaining Noteholders' by agreeing to issue 1.4 times the number of shares originally issuable as principal and interest on the Demand Notes purchased by the complaining Noteholders (plus an additional 11,000 shares to one Noteholder who purchased $50,000 of the Demand Notes). As a result of the settlement, the issuance of "premium" shares was recorded in Operating Expense as a litigation settlement of approximately $921,000 in March 1998. The agreement also provides the Noteholders with certain guarantees as to the amount for which the shares can be resold and a "put" which allows the Noteholders to require the Company to repurchase any restricted shares remaining unsold at the end of the one year period after the shares become saleable under SEC Rule 144. The shares issuable upon conversion of the Demand Notes will be "restricted securities" as defined under SEC Rule 144, but will become saleable pursuant to Rule 144 one year from the date the converted Demand Note was purchased by the Noteholder. A total of 525,800 shares have been or will be issued to the complaining Noteholders upon conversion of their notes which will be subject to the guarantee and put agreements. The holder of the other $50,000 Demand Note will be given the enhanced conversion rate (of 1.4 times the number of shares originally issuable) and will receive 154,000 shares upon conversion of his Demand Note but will not be given the guarantee or put.

     The guarantee provision of the settlement agreement allows the former Noteholders to recover the difference between the guarantee price (which is $3.00 per share as to 360,800 of the shares and $4.29 per share as to the remaining 165,000 shares issuable upon conversion of the Demand Notes) and the gross amount the Noteholder receives upon a sale of the shares. The guarantee is operative at any time during the one year period commencing on the date the shares become saleable under SEC Rule 144. The Company is obligated to pay the amount due within thirty days of receiving a demand, accompanied by documentation confirming the sale. Under the "put" provision of the settlement agreement, the former Noteholders will have a five day period commencing on the date one year from the date the shares become saleable under SEC Rule 144 (or the first business day thereafter if such day is a day on which the stock markets are closed) during which the former Noteholders may "put" any restricted shares remaining unsold by them at the time back to the Company. Upon exercise of the put, the Company which must either (1) purchase the shares for the put price (which is $3.00 per share for 360,800 of the shares and $4.29 per share for 165,000 of the shares) or
     (2) require the shareholder to sell the shares into the market, with the Company making up the difference between the put price and the gross amount received by the shareholder upon such sale, within 15 days after receipt of written notice and documentation confirming the sale.

     On July 2, 1997, the Company also issued a promissory note in the amount of $16,825 to one of the investors who purchased the Demand Notes. This note was due and payable in full as of July 30, 1997 and bore interest at a default rate of 18% per annum if not paid when due. In return for the investor's agreement not to require the Company to pay the note when it came due, the investor claims that a representative of the Company promised that the Company would treat the note the same as the other Demand Notes and convert it to Common Stock on the same terms. In conjunction with the Demand Note settlement with this investor, the Company agreed to convert all amounts owing as principal and interest by it under this note to a total of 18,507 shares of Common Stock. The shares issuable upon conversion of this note are not entitled to the guarantee or put described above which applies to the shares issuable upon conversion of the Demand Note purchased by this investor.

     Dispute with Supplier

     In April of 1995, the Company entered into an agreement with Novatel Communications Ltd. (now called Novatel, Inc.) to supply it with modems for its CDPD products. Novatel. Inc. has asserted a claim against the Company for payment for product it tendered to the Company under that agreement. The claim was asserted in October 1996 for $59,632. Although the Company has accrued a liability in the amount of this claim, it asserts that Novatel delivered defective product, which has caused damages to the Company in excess of the amount being claimed by Novatel. The Company is therefore disputing the claim. The Company and Novatel have agreed to arbitrate the dispute under an arbitration provision of the agreement which requires arbitration before a private arbitration agency located in Vancouver, British Columbia. The Company believes it has a substantial basis for its refusal to pay the claim, but no assurance can be given that it will prevail in arbitration.



ITEM 2 - CHANGES IN SECURITIES

     Recent Issuances of Unregistered Securties:

     January 26, 1998: conversion of a $50,000 promissory note issued to consultant was converted to 75,000 shares of common stock pursuant to agreement between the Company and a former consultant (see Item 1 - Legal Proceedings Settlement with Consultant, above);

     February 9, 1998: conversion of $3,060,000 face value of 8% Convertible Debentures into 3,060,000 shares of Series A Preferred Stock;

     March 12, 1998: issuance of a $60,000 10% unsecured promissory note and 10,435 shares Common Stock Purchase Warrant exercisable until March 11, 2003 at 5.75 per share to a consultant of the Company for services to be rendered over the six month period commencing March 12, 1998;

     March 24 - March 30, 1998: sale of call options acquired by the Company in October 1995, to purchase a total of 50,000 shares of Common Stock owned by an unaffiliated third party, sold by the Company to an unaffiliated third party for total consideration of $216,700 in cash, less a one time inducement fee to the original stockholder of $25,000.

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



     Changes in Securities:

     Prior to going public, the Company issued two 50,000 share warrants to purchase a total of 100,000 shares of Common Stock to a former Director. The Directors' Warrants were originally exercisable through April 12, 1998 at $4.00 per share; however, the Company has agreed to extend the expiration date of the Directors' Warrants until the earlier of six months from the effective date of a registration statement including the shares underlying the 50,000 share warrant which has registration rights, or April 12, 1999.

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


ITEM 4 --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Annual Shareholder Meeting, February 6, 1998:

         ----------------------------------------------------- ------------- ----------- ---------- ------------- --------------
         Proposals                                                      For     Against    Abstain     Not Voted    Total Voted
         ----------------------------------------------------- ------------- ----------- ---------- ------------- --------------
         1. Elect five directors to the Company's Board of
         Directors
                Evon A. Kelly                                     8,177,029                 11,467                    8,188,496
                Rod L. Stambaugh                                  8,177,029                 11,467                    8,188,496
                Richard S. Barton                                 8,177,029                 11,467                    8,188,496
                Caesar Berger                                     8,177,029                 11,467                    8,188,496
                Chester N. Winter                                 8,177,029                 11,467                    8,188,496
-------------------------------------------------------------------------------------------------------------------------------
         2.    Amendments    to    Company's    Articles   of     8,081,829      90,504     16,163                    8,188,496
         Incorporation  to  increase  the number of shares of
         no par value Common Stock to 40,000,000
-------------------------------------------------------------------------------------------------------------------------------
         3.    Amendments    to    Company's    Articles   of     5,216,071      91,287     20,554     2,860,584      5,327,912
         Incorporation  to authorize up to 15,000,000  shares
         of preferred  stock,  up to 4,000,000  designated as
         Series   A   Cumulative    Convertible    Redeemable
         Preferred Stock
-------------------------------------------------------------------------------------------------------------------------------
         4.  Amendments  to  Company's   Amended  1992  Stock     5,178,657     126,187     22,168     2,861,484      5,327,012
         Option  Plan  to  increase   the  number  of  shares
         available  for issuance  upon  exercise to 2,680,000
         shares
-------------------------------------------------------------------------------------------------------------------------------
         5.  Ratify  selection  of  Price  Waterhouse  LLP as     8,170,676       8,470      9,350                    8,188,496
         Company's Independent Accountants
-------------------------------------------------------------------------------------------------------------------------------

ITEM 5 -- OTHER INFORMATION


          On May 14, 1998, The Company filed a Registration Statement on Form SB-2 with the United States Securities and Exchange Commission (SEC File No. 333-52625) to register a total of 7,324,106 shares of Common Stock ( the "Shares"). The Shares are being registered and will be offered for sale by certain holders of the Company's securities (the "Selling Security Holders"). None of the Shares are being sold by the Company and the Company will not receive any proceeds from sales of the Shares. All expenses of this registration (excluding selling expenses incurred by the Selling Security Holders) are being paid by the Company.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits required by Item 601 of Regulation S-B


                        27        Financial Data Schedule



         b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                U.S. WIRELESS DATA, INC.
                                                Registrant


Date:    May 27, 1998                           By: \s\ Evon A. Kelly
         ---------------------------                -----------------
                                                    Chief Executive Officer


         May 27, 1998                           By: \s\ Robert E. Robichaud
         ---------------------------                -----------------------
                                                    Chief Financial Officer