Form 10KSB
period 1998-06-30
U S WIRELESS DATA INC
filed 1998-12-18
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   [Mark One]

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________________ to _____________________.

                          Commission file no.: 0-22848

                            U.S. WIRELESS DATA, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

                  Colorado                         84 -1178691
         ------------------------------         -------------------
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)         Identification No.)

           2200 Powell Street, Suite 800, Emeryville, California 94608
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                 Yes _X_   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and nodisclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the fiscal year ended June 30, 1998 were $909,000.

The aggregate market value of the issuer's voting stock held as of September 30, 1998 by non-affiliates of the Registrant was approximately $29,784,000 based on an average price of $3.84 as of September 30, 1998.

As of September 30, 1998, the issuer had 13,476,318 shares of its no par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):

                                 Yes ___  No _X_

PART I

ITEM 1. DESCRIPTION OF BUSINESS

     U.S. Wireless Data, Inc., a Colorado corporation (the "Company" or "USWD") is in the business of providing products and services to enable the use of wireless technology for electronic payment and other transactions. The Company's business is centered on a vision that consumers will have anytime, anywhere access to all of their financial resources.

     While the vision statement is simple, it encapsulates the Company's belief that consumers want and will ultimately have the ability to access and exchange value regardless of where they are or which financial resources they wish to use. Confidence in this belief is supported by historical trends over the last twenty years as electronic payments from credit, debit, stored value, Electronic Benefit Transfer (EBT), equity, and investment accounts continue to replace cash and checks. Correspondingly, electronic payments are becoming more pervasive, more global, available through a broader range of devices, and accepted in more market segments. Indeed, cash and checks are still the overwhelming choice for consumer payments. However, because no fundamental obstacle exists to prevent replacing cash and checks, it is reasonable to expect that growth in electronic payments within the United States will likely continue to be in the 12% to 17% range, while growth outside the U.S. will be even greater.

     Communications systems have played a significant part in the movement to electronic payments. With faster, more reliable, and less expensive communications facilities becoming available year after year, more and more merchants and their customers have opted for electronic value exchange. Now, with wireless data transmission capabilities following and leveraging on the success of cellular voice systems, electronic payments become an even more justified reality for many market segments that heretofore have been under-served by land-based communications facilities.

     The Company's mission is to become the recognized leader in capture and delivery of electronic payment, informational, and other transactions, from the point of creation to the point of processing, using wireless communications technologies. As the mission statement implies, the Company defines its primary role as a service provider, delivering payment transactions from merchants to merchant processors (i.e. acquirers), using wireless technology.

     The strategy of the Company is to enable widespread use of wireless transaction delivery in the payment sector by surrounding existing communications carrier capabilities with products and services as required to transmit electronic payments. Initially, this strategy required the Company to:
(i) build terminal and modem equipment to read credit and debit cards and transmit to the carrier facilities; (ii) establish contracts with the carriers for sending transactions; (iii) develop interface software required to translate wireless transactions into a form recognizable by processors' existing systems; and, (iv) create an awareness within the payment industry that wireless transmission is superior to traditional methods for many, if not most, merchants. The Company's primary customers are acquirers already in the marketplace and looking to improve their merchant services.

History of the Company
----------------------

     U.S. Wireless Data, Inc., a Colorado corporation (the "Company" or "USWD"), was organized on July 30, 1991 for the purpose of designing, manufacturing and marketing a line of wireless and portable credit card and check authorization terminals. It went public in December 1993, raising a total of approximately $12,200,000 of net proceeds through the sale of 1,650,000 shares of Common Stock.

     The Company's focus until mid 1997 had been as a "box" maker and seller of its cellular-based credit card terminal products. The Company designed, manufactured and marketed its first product, the POS-50(R), through acquiring banks, POS hardware distributors, independent sales organizations, and by the company directly.

In early 1997, USWD focused its product development efforts on incorporating Cellular Digital Packet Data (CDPD) technology into its product lines. CDPD is a high-speed digital packet data; internet protocol (IP) based technology that operates in parallel with current cellular voice networks. It is designed for high speed encrypted data transmission over dedicated channels and will not interfere with or degrade cellular voice traffic. Because of the high-speed nature of CDPD technology, and the ability to bypass the public switched telephone network, CDPD-based terminals have significant performance and communication cost advantages when compared with the traditional dial-up terminals currently being sold in the U.S. market today. The Company has developed two CDPD-based products (POS-500 & TRANZ Enabler) that reduce the current authorization time for a credit or debit card transaction from approximately 15 seconds to 3 to 5 seconds.

     In early 1997, management made the fundamental shift to transition the Company into a position where it would earn recurring revenue from the CDPD-based wireless terminal products and processing services it marketed to retail merchants. To facilitate this change in strategy, the Company has entered into various consulting agreements and has been required to generate funds through sales of securities. Detailed descriptions of these agreements and the securities sold by the Company are contained in Item 6 of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In order to market credit card acceptance and electronic processing services, in January 1997, the Company executed a Member Service Provider ("MSP") agreement with NOVA Information Systems ("NOVA"), the nation's 7th largest credit card transaction processor. In March 1998, the Company also entered into a "Merchant Marketing and Services Agreement" with National Bank of Commerce ("NBC"). As a registered MSP with NOVA and NBC, the Company is positioned to provide transaction processing and bankcard acceptance services to merchants.

     In order to create awareness that wireless processing is competitive with land-based alternatives, the Company focused on selling its products and transaction processing services directly to merchants. In August 1997, the Company began marketing its products and services through a series of joint marketing agreements with major CDPD service providers. This effort included the creation of a regionalized USWD sales organization that would train and support the data sales representatives of each respective cellular carrier organization to actively market the Company's TRANZ Enabler product and transaction processing services. GTE Wireless was the first cellular organization mobilized to sell the Company's products and services followed by Bell Atlantic Mobile and Ameritech.

     The combined joint marketing efforts with cellular service providers allowed the Company to establish its presence as a leading provider of wireless transaction processing equipment and services; however, unit placements did not reach anticipated levels.

     In July of 1998, Roger Peirce, previous Chief Operating Officer for Visa and most recently Group President of First Data Merchant Services joined the USWD Board of Directors. While acclimating to USWD's business plan and strategy, Mr. Peirce was asked by the Board of Directors to take a more active role in the Company. On August 21, 1998 Mr. Peirce became the Chief Executive Officer of the Company.

     As a senior executive with extensive experience in the industry, Mr. Peirce identified several areas in the Company's distribution and operational strategy that required immediate redirection. In late August 1998, several changes in the Company's strategy were implemented. The fundamental change in the strategy involves positioning the Company as an enabler of wireless products and services to the marketplace and not as a competitor to the current incumbents. This repositioning of the Company in the marketplace encompasses the discontinuation of soliciting and owning merchant contracts for providing bankcard-processing services, an approach that effectively positioned the Company as a direct competitor to the major merchant acquirers. The Company's new strategy involves an end-to-end systems approach to enabling the marketplace. The Company is enabling the marketplace with a new service offering - Wireless Express Payment ServiceSM (WEPS). WEPS includes an expandable set of wireless terminal devices that incorporate the Company's proprietary CDPD modem, a web-based IP address provisioning and terminal activation process that includes real time remote diagnostic capabilities, the CDPD network service, and server technology that delivers wireless transactions to the current front end card processors. The Company is targeting the top 30 merchant acquirers and card processors for this service.

     The Company recently announced a non-binding Letter Of Intent to form a non-exclusive strategic partnership with Cardservice International Inc. (CSI) to jointly exploit payment system opportunities using wireless technologies. Under the terms of the agreement, CSI will produce its LinkPoint(TM) processing terminals using the Company's proprietary Wireless Express Payment ServiceSM. Given CSI's position in the industry and its shared ownership with First Data Merchant Services, the largest payment processor in the world, this agreement is viewed by management as validation of the Company's strategy. Completion of these transactions is subject to various conditions, including the entry of definitive agreements. See "Management's Discussions and Analysis of Financial Condition and Results of Operations - Current Financing Initiatives."


Recent Significant Securities Issuances

     During the past two years, the Company has issued a number of securities related to financing and consulting activities. For a description of these securities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Capital Resources and Liquidity - Recent Significant Securities Issuances."

Industry Overview
-----------------

Credit and Debit Card Industry

     Americans reached for their plastic credit and debit cards over 12 billion times to purchase over $2 trillion in goods and services and for delivery of cash in 1997, representing a 20.6% increase over 1996. Recent studies have indicated that consumers spend 30% more per transaction when using credit cards than when using cash or checks. The proliferation in the uses and types of credit, debit, stored-value and electronic benefits transfer (EBT), rapid technological advances in transaction processing and financial incentives offered by credit card associations and issuers have contributed greatly to wider merchant acceptance and increased consumer use of transaction cards.

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

     Payment acceptance guidelines have been introduced by Visa that require a merchant to comply with specific procedures in order to receive the lowest transaction processing fees or discount rates. These requirements include: (1) the presence of the bank card at the point of sale, (2) transmission of all data encoded on the card's magnetic strip, and (3) settlement within two days of the authorization. If any one of these requirements is not met, the merchant is penalized with a higher discount rate and a surcharge is applied to each transaction not complying with the new requirements. In addition, several new card types have been introduced to the marketplace that require merchants to capture additional information on each transaction such as sales tax or line item detail to receive the lowest discount rates.

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

     Transaction   processing   services   are   marketed   and   sold   to  the
small-to-medium sized merchant market segment primarily by community and regional banks and Independent Sales Organizations (ISO's) that outsource all or a portion of the transaction processing services they offer. The costs to convert from paper-based to electronic processing, merchant requirements for improved customer service, and demands for additional customer applications have made it difficult for community and regional banks and ISO's to remain competitive. As a result, transaction processing continues to undergo rapid consolidation in recent years. The industry remains fragmented with respect to the number of entities providing merchant services and the economic factors are expected to drive additional consolidation of merchant acquirers and transaction processors.

Check Payment Industry

     Checks are still the American consumer's second favorite way to pay for purchases, behind cash. Americans wrote 66 billion checks in 1997 totaling over $12 trillion dollars representing a 5.2% increase in dollar volume and a 3.4% increase in transactions. Checks represent 23-24% of all retail sales and about 75% of all non-cash transactions.

     Unfortunately, as the number of checks written continues to increase, the number of bad checks is increasing. The cost of insufficient funds checks often leads merchants either to refuse to accept checks or to utilize check verification and guarantee services. Check verification or guarantee services require the merchant to magnetically read the MICR line of a check or hand key certain information into an EDC terminal which communicates with a database maintained and operated by the verification service. If the check is approved, an approval code is generated and sent back to the terminal to complete the check verification or guarantee transaction.

The Company's Current Products and Services
-------------------------------------------

     The Company markets wireless point-of-sale ("POS") equipment and services to merchant acquirers and card processors. The Company's products and services introduce a new standard in performance and allow card acceptance in new and under-served markets where traditional dial-up solutions either are too slow or are not practical such as taxicabs, and other semi-mobile applications.

     From a merchant's perspective, the Company's products and services provide high speed transaction processing of credit, debit and check transactions without the need and recurring cost of a phone line. From a merchant acquirer and card processor perspective, the Company's products and services provide high speed end-to-end wireless solutions that allow the respective bankcard service providers to offer their customers a competitive and technologically superior alternative to dial up solutions. The following section describes the respective product and service offerings:

Wireless Express Payment ServiceSM

     Wireless Express Payment ServiceSM is the Company's newest product and service offering. It is an end-to-end product and service offering that allows its users a simple and easy way to offer wireless transaction-processing services. It begins with a rich set of wireless terminal devices that incorporate the Company's proprietary USWD500 modem, and includes a web-based IP address provisioning and terminal activation process with real-time remote diagnostic capability that allows merchant acquirers and card processors to easily resolve problems associated with wireless transaction processing services. It also includes the CDPD network service and server technology that simplifies the interface between the wireless networks and the various front-end of card processors and card associations. The final (and optional) component of WEPS is complete terminal deployment and management services. The net result and value of this service is that it provides the acquirers and card processors a simple and easy to use method of providing end-to-end wireless processing solutions to their merchants without the need for extensive systems development or customer service training.


USWD500 CDPD Modem

     The Company and Z-Com are jointly developing a proprietary CDPD modem, the USWD500, which the Company is now incorporating into its CDPD-based products. This modem is a fundamental component of the Wireless Express Payment Service, and is currently being integrated by several of the credit card terminal manufacturers. The USWD500 CDPD modem incorporates several proprietary features that improve the performance and reliability of credit, debit and ATM transactions. It also provides real time remote diagnostic capability when used with the Wireless Express Payment Service offering described above. This feature is extremely valuable to merchant help desk and customer service organizations that desire to provide fast and efficient problem resolution.

CDPD-Based Products

     POS-500 - During the third quarter of fiscal 1996, the Company introduced two new products utilizing CDPD technology. The Company's first CDPD product, known as the POS-500, is a fully integrated EDC terminal, receipt printer and CDPD wireless modem that allows a merchant to complete a credit or debit card transaction in less than 5 seconds. The POS-500 is designed to target the traditional small-to-medium sized retailer. Because response times are 3-4 times faster than dial-up terminals, and per-transaction communication costs are competitive with current dial-up costs, the POS-500 can compete favorably and eventually replace dial-up credit card terminal technology in areas where CDPD service is available.

     TRANZ Enabler - The TRANZ Enabler was also released in test mode during the third fiscal quarter of 1996, and was designed to enable the existing installed base of Verifone TRANZ(R) 330, 380, or 460 dial-up terminals to operate over the CDPD network resulting in high speed, low cost transaction processing for the retail marketplace. The TRANZ Enabler connects to the printer port of the TRANZ(R) 330, 380, or 460 terminal and utilizes power from the credit card terminal power supply. The TRANZ Enabler features a printer port for connection to a receipt printer and can complete a credit or debit card transaction in less than 5 seconds.

The POS-50(R)

     The Company's first product, known as the POS-50(R), was the world's first integrated wireless credit card and check authorization terminal using cellular communication technology. The POS-50(R) is certified to operate on the major credit card transaction processing networks and is presently being marketed in the U.S. by a variety of Independent Sales Organizations ("ISO's"), cellular service providers, and directly by the Company. The POS-50(R) allows a merchant to electronically capture a credit card, debit card or check transaction at the point of sale virtually anywhere cellular voice service exists and complete the authorization process in approximately 16-18 seconds. Because of its portable and wireless nature, the POS-50(R) is well suited for the small to medium sized mobile retailer or service company. Examples of current POS-50(R) customers include craft show vendors, sporting event concessionaires, towing services, cart and kiosk vendors and essentially any business on the go that wants to safely accept credit cards, debit cards or checks for their products and services. With over 7,000 POS-50(R) terminals in the marketplace, the Company is recognized as the leader in providing wireless terminal transaction equipment for the mobile marketplace.

Product Benefits
----------------

     The Company's CDPD products and transaction processing services benefit merchants in the following ways:

     Faster Transactions. A CDPD-enabled credit card authorization is 3 to 4 times faster than a transaction completed via a telephone line. A CDPD-enabled credit card transaction bypasses the local telephone and interexchange carrier networks resulting in faster transactions and fewer delays due to busy telephony networks and inefficiencies. The TRANZ Enabler and POS-500 can complete a credit card transaction in less than 5 seconds. Faster transactions afford the merchant the ability to process more business in a given period of time while improving customer convenience and satisfaction.

     Competitive Transaction Fees. Because of the ability to bypass the traditional telephony networks and the costs associated with them, the Company can often offer its customers competitive transaction fees and discount rates. Lower transaction fees and discount rates are a key component in the merchant's decision making process when evaluating a transaction processing relationship.

     Increased Sales. Consumers often make purchases when they have no cash on hand if the merchant accepts credit cards or checks. Research indicates that when customers have the option to use a credit card, they spend 30% more per transaction. Merchants that accept alternative methods of payment such as credit/debit cards or checks believe such alternative methods provide a competitive advantage over merchants who do not. The Company's products and services afford faster authorization response times resulting in the ability to process more transactions and sales over a given period of time. The products and services allow card acceptance in new and under-served markets such as fast food restaurants, parking garages, transportation and markets that are time and queue sensitive.

     Controls Bad Debt. All of the Company's products allow a merchant to obtain an on-line authorization and electronically capture each credit/debit card transaction. Once the customer's card transaction has been electronically authorized, an approval code is assigned and funds are electronically "captured" (i.e., reserved to pay for the authorized transaction). Since each transaction begins by swiping the card through the terminal's magnetic card reader, there is a significant reduction in the risk of fraud loss due to lost, stolen, overextended, or physically altered credit cards. Debit or ATM transactions require that the customer keys in a personal identification number ("PIN") to complete a transaction. Debit or ATM transactions cannot be reversed or charged back to a merchant thereby further reducing bad debt. Losses from checks with insufficient funds are collected or guaranteed by check service companies under a separate fee agreement with the merchant.

     Improves Cash Flow. Once funds have been authorized and electronically captured and the settlement procedure initiated, they are transferred electronically to the merchant's local bank account. When compared to paper submission of credit card transactions, the Company's products expedite the funding process by electronically depositing the day's credit card transactions into the merchant's local bank account usually within 24 to 48 hours.

Overview of Cellular Technology
-------------------------------

Circuit Switched Cellular, CDPD, and EDC Terminal Technology

     The Company's products integrate circuit-switched cellular, CDPD, and credit card terminal technology to access credit card, debit card and check verification services. The POS-50(R) terminal can be used anywhere advanced mobile phone service (AMPS) cellular service is available. Upon card swipe, and once the sales amount is entered via the terminal keypad, the cellular transceiver acquires a cellular channel and transmits the data over the air waves to a cell site, which is connected to a mobile telephone switching office
(MTSO) and then connected to the public switched telephone network (PSTN). The call is then routed over one of several inter-exchange carriers (IEC's) to the transaction processor. Once an authorization is obtained, a corresponding approval code is returned to the terminal, which prints a duplicate customer receipt and electronically captures the entire transaction data. A check authorization utilizes essentially the same technology and communication path, but authorizes the check data with a database maintained by a check verification or guarantee company.

     The CDPD products, including the TRANZ Enabler and POS-500, utilize dedicated CDPD channels to transmit high speed, encrypted credit card data from the merchant location to the nearest CDPD cell site which routes the data to the local mobile data intermediate system (MDIS) which then routes the transaction to the transaction processor via a leased line or frame relay connection. Once the transaction is authorized, the response is returned to the terminal in less than 300 milliseconds. The CDPD protocol is based on Internet protocol (IP) and each terminal and authorization host has its own unique IP address. The CDPD infrastructure includes a network of routers that direct the data to the appropriate IP addresses. A CDPD enabled terminal is essentially on-line with the transaction processor whenever it is powered up.

Cellular Communication Networks

     Presently there are cellular communication networks providing coverage in over 700 metropolitan statistical area ("MSA") and rural service area ("RSA") markets in the U.S. It is estimated that the present cellular service footprint covers 95% of the U.S. population. The POS-50(R) can be used in any area where cellular voice-grade coverage is present.

     With approximately 30,000 cellular phones being sold each day, cellular voice technology is a commodity service. To support this type of explosive growth, the cellular carriers are spending a substantial part of their revenues to expand capacity by upgrading their infrastructure and capacity with new digital technology. The cellular carriers are now focusing on incremental revenue streams, including wireless data transmission. Wireless data can be transmitted over the same cellular infrastructure as voice. It has been estimated that, by the year 2000, as much as 30% of cellular revenues will be derived from data transmission.

Wireless Data Networks

     There are several land-based wireless data networks currently providing regional and national data services in the U.S. market. Listed below are several networks the Company perceives as current and potential future carriers of POS data traffic. USWD continuously monitors and evaluates this technology to determine feasibility, and applicability for POS data transmission.

     Cellular Digital Packet Data (CDPD). The Company believes that CDPD is the superior wireless data technology for transaction processing. Presently over 260 metropolitan statistical areas have CDPD service provided by AT&T Wireless
Services,  Bell  Atlantic  Mobile,  GTE  Wireless,  Ameritech  Cellular  and 360
Communications, and an aggressive deployment schedule is expected to continue throughout the U.S., Canada and Latin America. Despite the widespread presence of CDPD networks, there are presently two major markets that do not have operating CDPD networks - Los Angeles, California and Atlanta, Georgia. Recent developments in the Los Angeles market seem to suggest that LA will soon be deploying CDPD, which is a major retail market that could then be served by the Company's products and services.

     CDPD appears to be fast becoming the standard protocol for transmitting data over a cellular network and presently covers approximately 70% of the retail marketplace. Because of the encrypted packet data and IP (Internet protocol) nature of CDPD technology, CDPD-enabled POS terminals can out-perform traditional dial-up terminal technology operating over public switched telephone networks. A CDPD network provides high-speed (19.2 bps) wireless access between a CDPD-enabled POS terminal and a transaction processor, effectively bypassing local phone line service and the monthly costs associated with it. The result of utilizing CDPD technology is sub-5 second authorization response times at lower than dial-up rates. In addition to fast, secure and low transaction costs, the merchant can also eliminate the monthly recurring cost of a dedicated phone line, which averages between $30-40 per month.

     Digital Cellular. Present cellular networks consist of digital and analog technology. There are three digital voice technologies competing for market acceptance and dominance: Code Division Multiplexing Access (CDMA), Time Division Multiplexing Access (TDMA), and the European standard known as GSM. All three digital technologies have the ability to transmit data over their respective networks. The Company is evaluating the respective data protocols and pricing structure for each of the digital technologies and intends to develop products and services based on competitive rate structures and the availability of new digital data modules.

     Personal Communication Services (PCS). With the allocation of additional RF spectrum and the FCC's successful auctioning of these air wave licenses, a variety of competing Personal Communication Services networks are beginning to offer local and regional wireless voice and data services. As these networks are developed and deployed, PCS could become a viable POS wireless access technology. The future viability of PCS as a wireless POS access technology will be contingent on a "standardized" protocol and a competitive data pricing structure. Presently, the major PCS service providers are deploying GSM, CDMA and TDMA infrastructure and products. As an alternative to traditional cellular service, the PCS service providers have the benefit of building infrastructure with state-of-the-art digital voice and data technologies. As the coverage area increases and favorable data rate plans are created, the Company views PCS as a viable network for its wireless product and service offerings.

     BellSouth Mobile Data. BellSouth Mobile Data ("BMD") is a wireless packet data network currently available in over 7,500 U.S. cities and towns, covering 90% of the urban business population. The network is very similar to, but separate from the cellular voice network. BMD is designed as a data-only infrastructure. BMD is also connected to a limited number of transaction processors and currently has credit card data transversing its network. BMD has recently upgraded the network to improve overall coverage area and in building penetration efficiencies to support a new two-way paging service. This network expansion and upgrade positions BMD as a viable competitor to CDPD and digital cellular as a transport network for point-of-sale transactions. The Company is currently negotiating with BMD to be able to offer its new Wireless Express Payment ServiceSM utilizing the BMD wireless data network.

     Nextel. Nextel currently has a digital Specialized Mobile Radio (SMR) network, based on TDMA technology, providing voice and messaging services in the top 50 major metropolitan service areas, covering approximately 65% of the U.S. population. Presently, Nextel's network is not compatible for POS data traffic, but it is anticipated that it will be upgraded to a packet-based data-ready network. When the network is upgraded to packet-based status, it could become a viable POS data network if the pricing structure is competitive. The Company will continue to evaluate Nextel as a potential data highway for its wireless products and services.

     Metrocom. Metrocom is currently operating a packet-based data network in a few major cities including San Francisco, Seattle, and Washington D.C. Metrocom's Ricochet network is a packet data network designed for wireless mobile computing applications including E-mail and Internet access. The Company perceives the Ricochet network as a potentially viable POS data network when the coverage area expands to a nationwide footprint and competitive data rates are created for POS transactions. To date, however, the expansion of the Metrocom network has been slow to develop which may limit the overall potential of this wireless network as a competitive service offering.

Markets
-------

     Current market research indicates that there are over 4 million stand-alone credit card terminals installed in the U.S. market. In 1997, 1,312,098 POS terminals were shipped in the U.S. market, a 20% increase over 1996. Several factors contributing to this increase are the growth of credit and debit cards, electronic benefits transfer (EBT) acceptance and the larger memory requirements due to the amount of data a credit card terminal must capture on each transaction. A debit card transaction requires a personal identification number
(PIN) to be entered into the POS terminal, and a large percentage of the existing terminal base is not debit ready. These factors suggest that a growing percentage of the legacy terminals will need to be replaced to meet the various technical and functional demands of the changing marketplace.

     In the U.S., mobile service and retail sales companies have experienced large growth as Americans have developed a demand for convenience and a need to save time. To a larger extent than in past years, the retail point of sale is located wherever the customer resides and the merchant must be prepared to complete the sale at that location. Thus, a wide range of business services such as towing services, locksmiths, concessionaires, special event vendors, in-home appliance repair services, mobile auto repair, delivery, and similar businesses depend almost exclusively on completing the sales transactions at the customer's location.

International Applications

     The Company believes that international markets, particularly Latin America and China, where land-based telephone lines are not in place or are unreliable, represent realistic market potential for the Company's products and services.

     Several Chinese provinces and cities and Latin American countries have operational CDPD networks and POS transaction processing is being viewed as one of the initial and most immediate applications to be pursued.

     The Company is presently evaluating its international strategy and may attempt to form alliances or partnerships with the respective financial institutions, wireless service providers and the local transaction processors to enter these markets.

Transaction Processing Agreements
---------------------------------

     NOVA Information Systems. In January, 1997 the Company entered into a Member Service Provider ("MSP") agreement with NOVA Information Systems ("NOVA"), of Atlanta, Georgia, the nation's 7th largest credit card transaction processor, together with Regions Bank (NOVA's procuring bank), a principal member of VISA U.S.A., Inc. and MasterCard International Incorporated. As a registered MSP of NOVA, the Company is entitled to enroll merchants to process their credit and debit card transactions with NOVA. The Company sells processing to merchants it enrolls at a retail rate and purchases that processing from NOVA at wholesale, thereby generating revenue on each card swipe and every dollar processed from merchants enrolled by the Company. The Company is required to train the merchants it enrolls in using credit card processing hardware and services and must also provide merchant support to assure that the merchants are continually apprised of their customer service requirements and to remedy any problems encountered by the merchants in conjunction with credit card processing. The term of the agreement is for three years from January 1, 1997, and renews automatically for additional, successive one-year terms if not terminated at least 90 days prior to the expiration of the current term. Due to the Company's new Wireless Express Payment Service SM, it is anticipated that the Company will sell its interest in the current merchant portfolio to remove any perceived conflicts of interest in the marketplace.

     National Bank of Commerce. The Company entered into a "Merchant Marketing and Services Agreement" with National Bank of Commerce ("NBC") as of March 9, 1998, under which the Company also became an ISO/MSP of NBC and can thereby offer NBC's transaction processing services to merchants. The Company will solicit potential merchants for submission of applications to NBC, which then has the right to accept the merchant for participation in NBC's program. Once a merchant is accepted, the Company sets up point of sale access, including maintenance of electronic terminal hardware and other equipment, and must also supply the merchant with training, supplies, program information and other services related to the program. The Company will receive a residual on all transactions processed through NBC for which it is the procurer. The Company also has been granted the right to own a 50% equity interest in the merchant accounts it procures for NBC. This means that the Company will receive 50% of the amount paid by a third party upon a sale of the merchant account. However, the Company must also stand behind nonpayment of amounts owed to NBC by the merchant, which remain unpaid for 60 days, including fraud, chargebacks, adjustments, fees and any other charges, related to the merchant. Upon termination of the agreement (for any reason other than de-registration of the Company with Visa U.S.A., Inc. or MasterCard International, Inc.), the Company has the right to transfer NBC's interest in the merchant accounts in which the Company owns an interest to another processor upon payment to NBC of one-half of the equity value of the portfolio, or, if such a transfer is not practicable, NBC has agreed to terminate the merchant agreements to allow the Company to allow the merchants to sign with another processor. To allow this transfer, NBC is entitled to be paid its out-of-pocket expenses incurred in effecting the transaction. The agreement is for a term of three years, subject to one-year automatic renewals if not terminated at least 90 days prior to the end of the original or any renewal term. The agreement can also be terminated early for certain specified causes. Due to the Company's new Wireless Express Payment ServiceSM strategy it is anticipated that the Company will sell its interest in the current merchant portfolio to remove any perceived conflicts of interest in the marketplace.

Marketing and Distribution Arrangements for the Company's Products and Related Services
--------------------------------------------------------------------------------
POS-50(R)

     The POS-50(R) can be purchased or leased through Cardservice International or the Company directly. The Company has no agreements in which the reseller or distributor is obligated to purchase any specific quantity of product from the Company.

     The Company's most successful distributor to date has been Cardservice International, Inc. ("CSI") of Agoura Hills, California. CSI currently processes in excess of $4.5 billion in credit and debit card transactions for approximately 100,000 merchant accounts. POS-50(R) sales to CSI accounted for approximately 53% and 20% of the Company's total revenue in fiscal 1997 and 1998, respectively. Sales of POS-50(R) units through CSI are expected to diminish as a percent of total revenue as the Company shifts from an emphasis on selling boxes to selling its Wireless Express Payment ServiceSM.

     The Company also sells its POS-50(R) units directly to merchants. Due to the focus on Wireless Express Payment ServiceSM it is likely that the Company will direct all new sales inquiry's to Cardservice International.

CSI has a large sales and service organization and is well positioned to accept essentially all types of merchants that fit the POS-50(R) profile.

     For existing POS-50(R) customers who do not process with Cardservice International and simply want to add additional terminals, Finite Technology, through its repair and service facility in Pueblo, Colorado will provide distribution of the POS-50(R).

TRANZ Enabler and POS-500 Sales and Marketing Plan

     During fiscal year 1998, the Company implemented new sales and marketing strategy for its CDPD-based products and bankcard processing services. The Company decided to only sell or provide these products to merchants that sign up for bankcard processing services with the Company. The Company will no longer just sell a "box" without the ability to earn recurring revenue from each transaction originated by its customers.

     The Company marketed its products and bankcard processing services through joint marketing and operating agreements with its cellular alliances and through its own direct sales organization. The Company focused its initial efforts on launching the TRANZ Enabler and its bankcard processing program through joint marketing efforts with GTE, Bell Atlantic Mobile and Ameritech.

     To operationalize this marketing strategy, the Company has entered into the following agreements:

     Agreement with GTE Wireless. On August 1, 1997, the Company entered into a CDPD Service and Equipment Agreement (the "GTE Agreement") with GTE Mobile Communications Service Corporation, on its behalf and on behalf of GTE Mobilnet Incorporated and Contel Cellular Inc. and their respective affiliates (collectively "GTE Wireless") by which the Company has agreed to purchase CDPD services in the markets served by GTE Wireless and GTE Wireless has agreed to market CDPD-based processing services to merchants in its service territories using the Company's TRANZ Enabler hardware, a USWD provided credit/debit card transaction payment service and GTE Wireless's CDPD data network (the "USWD Solution"). The initial term of the GTE Agreement is for a two-year period ending August 1, 1999. The GTE Agreement contains provisions by which GTE Wireless has agreed to exclusively market and sell the "USWD Solution" to merchants that utilize VeriFone TRANZ(R) 330 or 380 equipment. In return, USWD has agreed to exclusively use GTE Wireless's CDPD services in all of GTE
Wireless's markets, except in the case of customers referred to USWD by an alternative CDPD service provider. The Company has agreed to pay GTE Wireless a fixed activation fee for each CDPD address it requests be activated on GTE Wireless's network and a fixed fee for each merchant referred to the Company through GTE Wireless's marketing efforts. The Company was also required to put a sales support staff in place to service the GTE Wireless representatives in the field. As of June 30, 1998 the Company had approximately 28 sales and support personnel deployed in the various GTE markets. The GTE Agreement also required the Company to generate minimum CDPD service billings to GTE Wireless from merchants signed up for GTE Wireless's CDPD service through the Company. The minimum amount due escalated over the term of the GTE Agreement from $20,000 during the first quarter to $2.75 million by the eighth quarter. GTE Wireless agreed to adjust the commencement date for these obligations so that the start date for the first quarter began February 1, 1998. Actual sales results did not allow the Company to meet the renegotiated minimum purchase obligations. To remedy this minimum purchase requirement, the Company and GTE amended the agreement on September 9, 1998 which removed any minimum purchase requirement and established new IP address pricing for merchants acquired under the agreement.

     In addition to the amended agreement, the Company and GTE management have discussed additional changes to be made to the sales and marketing program with respect to the Wireless Express Payment ServiceSM model now being implemented. The Company expects to amend the agreement again to be consistent with this new product and service offering.

     Agreements with Bell Atlantic Mobile. The Company has entered into two agreements with Cellco Partnership, doing business as Bell Atlantic Mobile
(BAM). The first, a CDPD airtime reseller agreement was executed on August 14, 1997 and allows the Company to resell Bell Atlantic Mobile's CDPD service in markets served by Bell Atlantic Mobile. The agreement is for a term of three years with automatic one-year renewals unless terminated by 60 days notice prior to the end of a term. The Company does not have any minimum purchase obligations to Bell Atlantic Mobile under this CDPD airtime agreement. The Company also entered into a Joint CDPD Sales and Marketing Agreement with Bell Atlantic Mobile as of March 23, 1998, which provides for joint sales and promotion of the Company's products and processing solutions in Bell Atlantic Mobile markets. With certain exceptions, the Company is obligated to use Bell Atlantic Mobile CDPD Service exclusively within certain defined "Bell Atlantic Mobile Market Areas" whenever it places a solution through Company agents or employees. The agreement runs for two years from March 23, 1998; however, the agreement is terminable by either party on 30 days prior written notice "with or without cause." The Company also must pay Bell Atlantic Mobile an activation fee for each unit placed through the efforts of Bell Atlantic Mobile under the agreement, plus a monthly fee commencing with the thirteenth month after activation for each merchant which has met certain minimum processing volume criteria.

     Beginning April 1998, the Company began acquiring merchants under the terms of the joint marketing agreement and initiated a telemarketing program to pre-qualify leads in the Bell Atlantic Mobile coverage areas.

     The Company and BAM management have discussed additional changes to be made to the sales and marketing program with respect to the Wireless Express Payment ServiceSM model now being implemented. The Company expects to amend the agreement to be consistent with this new product and service offering.

         Agreement with Ameritech Mobile Communications, Inc. On July 16, 1998, the Company and Ameritech Mobile Communications, Inc. ("Ameritech") executed an exclusive Joint Marketing and Operating Agreement. Pursuant to the agreement, Ameritech has agreed to use its good faith efforts to market exclusively the Company's TRANZ Enablers and credit card processing services, together with an Ameritech CDPD IP address (the "USWD Solution") in Ameritech CDPD markets in Chicago and Springfield, Illinois, St. Louis, Missouri, Cincinnati, Dayton and Columbus, Ohio and Detroit, Michigan to merchants who currently use VeriFone TRANZ 330, 380 or 460 credit card authorization terminals. The Company is obligated to use Ameritech CDPD service exclusively in all of the designated Ameritech CDPD markets, except for unsolicited orders for the Company's products or services from a merchant or another CDPD service provider. The agreement has a term of two years and renews automatically for an additional two years. Either party may terminate the agreement at any time upon 90 days written notice to the other party. There are no minimum CDPD airtime purchase obligations to the Company under the agreement.

     Since this agreement is the latest to be formalized, sales results have been minimal due to the front end training and operational requirements. In addition, the Company will discuss with Ameritech management all amendments necessary to implement the Wireless Express Payment ServiceSM offering.

     Agreement with AT&T Wireless. The Company entered into an agreement with AT&T Wireless as of April 30, 1997 to sell AT&T Wireless' CDPD communications service for a term of three years, with automatic renewals of additional one year terms if either party fails to give 90 days prior notice of termination at the end of term. The Company is obligated to maintain a minimum number of active CDPD addresses with AT&T Wireless over the term of the agreement, or pay AT&T Wireless for such addresses even if the Company has not resold the numbers to merchants. The Company is obligated to maintain a minimum number of active CDPD addresses over the term of the agreement, or pay such addresses even if the Company has not resold the numbers to merchants. Based on the agreement of April 1, 1997, the Company is obligated to have minimum monthly CDPD billings of $4,500 by the one-year anniversary of the agreement, $13,500 within 18 months and $20,250 within two years. The Company and AT&T Wireless management have engaged in recent discussions regarding Wireless Express Payment ServiceTM and are in the process of defining new pricing arrangements and marketing strategies that would compliment this new service.

Manufacturing and Deployment Arrangements
-----------------------------------------

Third Party Manufacturing Relationships

     The Company utilizes high quality, third party manufacturers to build its products. Uniform Industrial Corporation manufactures the Company's POS-50(R) product. Wellex Corporation, a Fremont, California based manufacturer, builds the TRANZ Enabler product line. Finite Technologies of Pueblo, Colorado manufacturers the POS-500 CDPD-based terminal, and Z-Com manufactures the USWD500 CDPD modem that will be integrated into various terminal platforms as well as all of the Company's CDPD product lines.

Inventory Financing

     The Company's prior business model was based on the manufacturing cost of the TRANZ Enabler being financed by a third party. Although the Company entered into an agreement with GTE Leasing Corporation as of April 2, 1998 to finance product to be placed under the joint marketing agreement with GTE Wireless, it has not been able to draw funding under that agreement. The agreement was not implemented because the various partners could not agree on the assignment of revenue stream to specific participants in the event the Company defaults on its obligation to pay GTE leasing and/or GTE wireless. Consequently, to date, the Company has had to rely primarily on its working capital to procure product to be placed with merchants and will need to continue to do so until it can obtain financing form other sources. Due to the change in the Company's business model described above, the Company will now sell the TRANZ Enabler through its distribution channels, thereby eliminating the ongoing need for long-term equipment financing. The monthly equipment depreciation and CDPD airtime expense are recorded as cost of sales against the monthly recurring revenue.

Equipment Deployment and Servicing

     The Company outsources its deployment services to a third party that specializes in credit card terminal deployment and management services. In January 1998, the Company entered into an agreement with TASQ Technology, Inc., of Rocklin, California ("TASQ"), to provide equipment repair, deployment, call tag management, encryption services, inventory management services, product
sales  (including  equipment,   accessories  and  supplies),  leasing,  rentals,
customer support and other related services on an as-requested basis to merchants using the Company's wireless solutions. Under this agreement, the Company pays TASQ fees for the various products provided and services rendered by TASQ to the Company's customers, on a 30-day billed basis. TASQ charges inventory storage and handling fees for equipment, accessories and supplies purchased from persons other than TASQ. The agreement is for an initial term of twelve months from January 26, 1998, and renews for successive terms of the same duration unless either party provides written notice of termination at least 3 months prior to the end of a term.

     The Company believes that this relationship will ultimately result in savings to the Company over what it would cost to provide these services by its own personnel. In addition, TASQ has a reputation for highly efficient, quality service in the industry and the Company hopes that this relationship will insure a high level of satisfaction in the Company's customers.

Customers
---------

     With respect to POS-50(R) sales, Cardservice International continues to be the Company's single largest customer. Cardservice International is a large merchant acquirer with over 2,200 sales representatives, and distributes the POS-50 product through its sales channels.

     During fiscal 1998, sales of the Company's CDPD-based products and recurring revenue earned from credit card processing services represent the largest source of revenue. The TRANZ Enabler and POS-500 products were sold or deployed to merchants through the distribution organizations of the respective CDPD carriers and the Company's own direct sales force.

Patents, Trademarks and Other Proprietary Protection
----------------------------------------------------

Patents

     The Company was granted a design patent on certain aspects of the POS-50(R) product in June 1994. The Company expects to file additional patents as it determines appropriate.

Trademarks

     The Company's name and POS-50(R) are registered trademarks of the Company. The Company identifies its mark in all it's marketing material and advertising campaigns. The Company has recently filed for a trademark on "Wireless Express Payment ServiceSM".

Other Proprietary Protection

     Proprietary technology involved in the primary components of the Company's products, including the cellular and CDPD transceiver and printer, is owned or licensed by the respective component supplier. The Company does claim proprietary rights with respect to the integration and use in the Company's products. The Company also claims proprietary rights on certain aspects of its application software as it relates to CDPD point-of-sale functionality and diagnostic features.

     The Company owns at least 50% of the intellectual property in its USWD500 CDPD modem. In addition, the Company has exclusive worldwide rights for the use of the USWD500 modem in the electronic payments industry.

     The Company is developing proprietary web-based proprietary server software, which performs various functions related to the Wireless Express Payment ServiceSM. The Company intends to seek intellectual property protection on this software and its functional operation characteristics.

     The Company may pursue additional intellectual property protection on its hardware and software products as appropriate and resources are available.

Competition
-----------

     Currently, the Company believes it has no direct POS-50(R) competitor that is manufacturing an integrated, battery powered circuit-switched cellular-based terminal and printer product. However, the company has identified several non-integrated cellular based solutions that compete with the POS-50(R), but are not as elegant or functional. These non-integrated solutions range from a few hundred dollars to a few thousand dollars depending upon the distribution channels and the type and number of components.

     The Company has identified a limited number of hardware competitors that have or are attempting development of CDPD-based terminals. Hypercom, a
Phoenix-based  terminal  manufacturer,   is  currently  marketing  a  CDPD-based
terminal product. The Company perceives this product as direct hardware competition to the POS-500; however, the Company intends to encourage Hypercom and all of the major terminal manufacturers to integrate the USWD500 CDPD modem in a rich set of terminal devices. This strategy is being implemented in order to increase market awareness and overall demand for wireless terminal devices that can compliment the Company's Wireless Express Payment ServiceSM.

     The Company perceives the current transport providers of dial-up transaction services as potential competitors. One company, for example, is offering wireless transport services to several of the card processors. The
Company believes, however, that it can favorably compete by providing a technologically superior service with proprietary protocols and value added wireless services.

     In summary, the Company currently has no one single competitor that provides the end-to-end systems approach to the wireless transaction processing industry. The Company does expect competition to appear if it is able to demonstrate its ability to build market share and acceptance.

Government Regulation
---------------------

     The POS-50(R), POS-500 and TRANZ Enabler use cellular RF channels in the 800-900 megahertz bandwidth and are subject to regulation by the FCC for both cellular transmission and unintentional interference radiation. The products incorporate either a circuit-switched cellular or CDPD transceiver manufactured by suppliers that comply with the appropriate FCC requirements and have been issued a FCC identification number.

     The Company has received confirmation from the FCC that the POS-50(R) terminal product does not require FCC approval for sales of the terminal in the U.S. marketplace.

     The POS-50(R), POS-500 and TRANZ Enabler have passed all known UL and CSA requirements in testing conducted at an independent certified test site.

     The USWD500 modem has passed all known FCC requirements and has been granted a grantee code and is currently waiting the final FCC ID number, which is expected to be issued in the next few weeks.

     Most foreign countries accept United States federal regulatory approval for purposes of permitting commercial sales of electronic products; however, specific regulatory approval of the product may be required in some countries and could become an obstacle to sales of the product in such areas.

Research and Development
------------------------

     Substantial portions of the Company's early activities were involved in the engineering and development of the initial POS-50(R) terminal product. The Company completed development of POS-50(R) in early 1993. During the last two fiscal years efforts have been directed almost exclusively on CDPD based products. In fiscal 1998 and 1997, the Company spent approximately $295,000 and $407,000 respectively, on research and product development activities.

     The Company currently employs four people who are engaged in research and development. Current efforts are focused on developing new CDPD-based products, product integration with strategic partners, cost reduction, product efficiency and reliability, customization and software development. The Company expects to add personnel to its R&D staff over the next few months to facilitate new product and application software development, including the development of new server technology. It is anticipated that the Company will spend approximately $350,000 on research and development during fiscal 1999, based on present staffing levels and projects currently under way.

Employees
---------

     In fiscal year 1997, the Company's headcount levels were maintained between eight and eleven full time employee. During the first quarter of fiscal 1998, the company added several key management positions and has aggressively built a national sales and marketing organization to fulfill its obligations under the GTE Wireless Joint Marketing and Operating Agreement. This agreement requires a specific ratio of Company support personnel within each GTE Wireless CDPD marketing region. From September through early November 1997, the Company added approximately 43 sales and sales support personnel. The Company has also expanded its operations, human resources and administrative staff and as of June 30, 1998 had approximately 60 employees, including five executive officers. With the implementation of the new distribution strategy adopted in the latter part of the first quarter of fiscal 1999 (see above), the Company has taken steps to reduce spending. With the new focus on distribution through large merchant acquirers, the Company has reduced headcount from 60 at June 30, 1998, to 39 as of October 30,1998, with most of the reduction occurring in the direct sales force.

Seasonal Variations of Business
-------------------------------

     The Company's merchant acquiring and transaction processing business is relatively immune to seasonal variations, although the Company expects that transaction processing revenue will reflect seasonal variations paralleling consumer spending patterns, generally increasing somewhat during the Christmas holiday season. However, the placement of point-of-sale terminals can be expected to be slower during that season as well, due to the reluctance of merchants to change processors during premier shopping seasons.

Backlog
-------

     As  of  June  30,  1998,   there  was  no  order  backlog  due  to  product
unavailability.

     The Company's financial condition has limited it from obtaining traditional credit from its manufacturers and adequate capital will be required to assure an uninterrupted production of inventory as needed. The Company is hopeful that it will be able to obtain adequate financing for its inventory needs. However, no assurance can be given that this will be the case.

Impact of Environmental Laws
----------------------------

     The Company does not believe that it is substantially affected by environmental laws and does not expect any material impact as a result of such laws.

Direct Data Acquisition and Dissolution
---------------------------------------

     During fiscal 1995, the Company acquired all of the outstanding shares of Direct Data, Inc., a distributor of POS-related products. The acquisition did not create the synergies that were hoped for and in fiscal 1996, the Direct Data assets were surrendered to Direct Data's secured creditor in lieu of the creditor's foreclosure on a past due $1.3 million obligation. Direct Data was dissolved on October 19, 1995.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company now occupies approximately 5,000 square feet of office and general-purpose space in a building in Emeryville, California, a suburb adjacent to Oakland and San Francisco, California. The Company executed a five-year lease term in this space in September 1997, which serves as its corporate headquarters at an initial rate of approximately $10,000 per month commencing October 1997, and subsequently raised due to relocation to Suite #800 at approximately $11,000 per month. Engineering functions remain at the Company's Palmer Lake, Colorado facility.

ITEM 3.  LEGAL PROCEDINGS

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

     Rather than incur the expense and risks of litigation, the Company has settled the complaining Noteholders' claims by agreeing to issue 1.4 times the number of shares originally issuable as principal and interest on the Demand Notes purchased by the complaining Noteholders (plus an additional 11,000 shares to one Noteholder who purchased $50,000 of the Demand Notes), and providing the Noteholders with certain guarantees as to the amount for which the shares can be resold and a "put" which allows the Noteholders to require the Company to repurchase any restricted shares remaining unsold at the end of the one year period after the shares become saleable under SEC Rule 144. The shares issued upon conversion of the Demand Notes are "restricted securities" as defined under SEC Rule 144, but will become saleable pursuant to Rule 144 one year from the date the converted Demand Note was purchased by the Noteholder. A total of 525,800 shares have been issued to the complaining Noteholders upon conversion of their Demand Notes which are subject to the guarantee and put agreements. The holder of the other $50,000 Demand Note has been given the enhanced conversion rate (of 1.4 times the number of shares originally issuable) and received 154,000 shares upon conversion of his Demand Note; the shares are not entitled to the guarantee or put.

     The guarantee provision of the settlement agreements allow the former Noteholders to recover the difference between the guarantee price (which is $3.00 per share as to 360,800 of the shares and $4.29 per share as to the remaining 165,000 shares issued upon conversion of the Demand Notes) and the gross amount the Noteholder receives upon a sale of the shares. The guarantee is operative at any time during the one year period commencing on the date the shares become saleable under SEC Rule 144. The Company is obligated to pay the amount due within thirty days of receiving a demand, accompanied by documentation confirming the sale. Through June 30, 1998, no claims have been submitted to the Company under the guarantee provision of the settlement agreements. Under the "put" provision of the settlement agreement, the former Noteholders will have a five day period commencing on the date one year from the date the shares become saleable under SEC Rule 144 (or the first business day thereafter if such day is a day on which the stock markets are closed) during which the former Noteholders may "put" any restricted shares remaining unsold by them at the time back to the Company. Upon exercise of the put, the Company which must either (1) purchase the shares for the put price (which is $3.00 per share for 360,800 of the shares and $4.29 per share for 165,000 of the shares) or (2) require the shareholder to sell the shares into the market, with the Company making up the difference between the put price and the gross amount received by the shareholder upon such sale, within 15 days after receipt of written notice and documentation confirming the sale.

On July 2, 1997, the Company also issued a promissory note in the amount of $16,825 to one of the investors who purchased the Demand Notes. This note was due and payable in full as of July 30, 1997 and bore interest at a default rate of 18% per annum if not paid when due. In return for the investor's agreement not to require the Company to pay the note when it came due, the investor claims that a representative of the Company promised that the Company would treat the note the same as the other Demand Notes and convert it to Common Stock on the same terms. At the same time as it settled the claims of this investor arising out of the Demand Notes, the Company agreed to convert all amounts owing as principal and interest by it under this note to a total of 18,507 shares of Common Stock. The shares issued upon conversion of this note are not entitled to the guarantee or put described above.

Dispute with Supplier

     In April of 1995, the Company entered into an agreement with Novatel Communications Ltd. (now called Novatel, Inc.) to supply it with modems for its CDPD products. Novatel Inc. asserted a claim against the Company for payment for product it tendered to the Company under that agreement. The claim was asserted in October 1996 for $59,632. Although the Company has accrued a liability in the amount of this claim, it asserted that Novatel delivered defective product, which has caused damages to the Company in excess of the amount being claimed by Novatel. The Company therefore disputed the claim. The Company and Novatel agreed to arbitrate the dispute under an arbitration provision of the agreement; however, prior to commencing arbitration, the Company and Novatel agreed to settle the dispute. The Company has paid Novatel $50,000 over the sixty day period commencing June 30, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the Company's fiscal year ended June 30, 1998.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      Market Information.

         The Company's no par value Common Stock is traded in the over-the-counter market and quoted on the OTC Electronic Bulletin Board under the symbol "USWDA." The following table sets forth, for the fiscal quarters indicated, the range of high and low prices for the Common Stock. These quotations have been obtained from the OTC Electronic Bulletin Board and reflect inter-dealer prices (in dollars), without any retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                Fiscal 1998               High              Low
                -----------               ----              ---

                Fourth Quarter           $5.310           $2.625
                Third Quarter             7.625             5.000
                Second Quarter            8.750             4.500
                First Quarter             6.875             0.281

                Fiscal 1997               High              Low
                -----------               ----              ---

                Fourth Quarter            0.625             0.218
                Third Quarter             0.281             0.125
                Second Quarter            0.375             0.156
                First Quarter             0.406             0.125

         There is no public trading market for the Company's Series A Preferred Stock or any other securities of the Company other than the Common Stock.

(b)      Holders.

         As of June 30, 1998, there were 180 holders of record of the Common Stock. There were also an undetermined number of holders who hold their stock in nominee or "street" name, although at December 15, 1997, in conjunction with the record date for its 1997 Annual Shareholder Meeting held February 6, 1998 the Company determined that there were approximately 2,557 beneficial holders of its Common Stock.

(c)      Dividends.

         The Company has not declared cash dividends on its Common Stock since its inception and the Company does not anticipate paying any cash dividends in the foreseeable future.

(d)      Recent Sales of Unregistered Securities.

         During the fiscal quarter ended June 30, 1998, the Company sold or issued the following equity securities without registering the securities under the Securities Act of 1933, as amended (the "Act").

April 3-June 30, 1998:
------------------------
270,000 shares issued under a consulting agreement with Liviakis Financial Communications, Inc. ("LFC"). 240,000 shares were issued as of April 3, 1998 and 30,000 shares were issued on June 30, 1998; pursuant to the agreement, 75% of the shares were issued to LFC and 25% of the shares have been issued to Robert
B. Prag, an executive officer of LFC;

March 24-June 30, 1998:
------------------------
sale of call options acquired by the Company in October 1995, to purchase a total of 367,684 shares of Common Stock owned by an unaffiliated third party, sold by the Company to three unaffiliated third parties for total consideration of approximately $1,240,000 in cash;

April 6, 1998:
----------------
280,000 shares issued to a consultant and its affiliated assignees as a finder's fee for locating the Liviakis investors for the Company;

May 12, 1998:
---------------
1,200,000 shares issued upon exercise of a common stock purchase warrant by an affiliated shareholder at $.01 per share; the warrant was issued as of August 6, 1997;

May 20, 1998:
--------------
328,750 shares issued upon conversion of principal and interest on a $150,000 promissory note issued June 3, 1997, due June 3, 1998;

April 7 - June 15, 1998:
--------------------------
698,327 shares issued upon conversion of convertible Demand Notes issued from April - July, 1997;

         As to each of the foregoing transactions, the Company relied upon the registration exemption contained in Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The transactions did not involve a public offering of securities; the Company received investment representations from each purchaser to the effect that such purchaser was taking for investment only and not with a view to distribution of the securities; the Company had reason to believe that each purchaser had such knowledge and experience, either alone or through a purchaser representative not affiliated with the Company, that such purchaser was capable of evaluating the merits and risks of an investment in the Company; each purchaser, either in his or her capacity as an investor or an employee or consultant to the Company, had access to adequate information concerning the Company and its business; all certificates representing the securities were imprinted with customary "restricted securities" legends, and instructions were lodged with the Company's transfer agent with respect to all shares of Common Stock issued in the transactions as "restricted securities."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Overview - Implementation of New Business Plan - Fiscal 1997 and 1998
---------------------------------------------------------------------

         U.S. Wireless Data, Inc. (the "Company" or "USWD") was incorporated in the State of Colorado on July 30, 1991. The Company is in the business of providing products and services to enable the use of wireless technology for electronic payment and other transactions.

         Over the past two and a half years, USWD focused its product development efforts on incorporating Cellular Digital Packet Data (CDPD) technology into its product line. Because of the high speed nature of CDPD technology, and the ability to bypass the public switched telephone network, the Company's new line of CDPD-based terminals have significant performance and communication cost advantages when compared with the traditional dial-up terminals currently being sold in the U.S. market.

         In mid fiscal year 1997, the Company made a fundamental decision to change the manner in which it generates revenue. The objective was to transform the Company from being solely a "box maker," from which it earned one time wholesale margins from the sale of its products, to earning recurring revenue by providing wireless credit card and debit card processing services to retail merchants. In January 1997, the Company executed a Member Service Provider agreement with NOVA Information Systems that established the Company as a transaction processing service provider to retail merchants. The NOVA arrangement allows the Company to generate a recurring revenue stream from each installation instead of the previous per unit sales approach.

         Another key piece of the strategic direction was to significantly broaden distribution of the TRANZ Enabler CDPD based product by developing distribution agreements with large telecommunications carriers for direct distribution of products and services to merchants. In preparation for this effort, the Company signed CDPD airtime agreements with AT&T Wireless Services, Bell Atlantic Mobile and initiated discussions with GTE Wireless regarding airtime purchases, joint marketing and operating agreements. As described further below, the Company was ultimately successful in entering into an agreement with GTE Wireless, which contains joint marketing and operating provisions. This was followed by similar agreements with Bell Atlantic Mobil and Ameritech.

         In the fourth quarter of fiscal 1997, it was clear that the Company had a very significant market opportunity but had extremely limited financial and human resources to apply to an aggressive CDPD product rollout. In June 1997, the Company engaged entrenet Group, LLC ("entrenet"), a management consulting group, to assist with the development of a detailed marketing and business plan and introduction of financing sources. For a description of the terms of the agreement, see "Item 12 - Certain Relationships and Related Transactions."

     In July 1997, through an introduction by entrenet, the Company retained Liviakis Financial Communications, Inc. (LFC) to advise and assist the Company in matters concerning investor relations, corporate finance and strategic management planning. For a description of the terms of the agreement, see "Item 12 - Certain Relationships and Related Transactions."

         Following the Liviakis investment, the Company undertook a focused effort to strengthen and broaden its management team. In early August 1997, the Company retained Evon A. Kelly as its chief executive officer. Also in August, the Company hired a vice president of sales, vice president of major accounts, and in September added a chief financial officer.

         A key element of USWD's strategic change in direction was the establishment of close alliances with large telecommunications carriers through joint distribution programs. By leveraging the sales organizations of the major CDPD providers, the Company could potentially gain ready access to large numbers of merchants who would be interested in purchasing the Company's product/service packages. In furtherance of this approach, in August 1997, USWD and GTE Wireless entered into a joint marketing and operating agreement to distribute USWD's proprietary TRANZ Enabler credit card processing system using GTE's CDPD sales network. The agreement contains certain significant operational and financial performance criteria (including minimum airtime purchases and staffing requirements) that the Company was required to meet. The Company then actively recruited and hired marketing and sales personnel to support nationwide deployment under the joint marketing program with GTE. The minimum airtime purchase requirements were removed by GTE in September 1998. See "Market Penetration through Telecommunications Carriers and Revisions to Business Plan," below in this section.

         In March 1998 the Company signed a Joint Sales and Marketing Agreement with Bell Atlantic Mobile, the largest wireless service provider on the East Coast and the second largest in the United States. In July 1998, the Company signed a Joint Marketing and Operating Agreement with Ameritech Mobile Communications, Inc. ("Ameritech"), another large provider of cellular phone and data services. The agreements are similar in structure to the GTE Wireless agreement described above, and the Company added additional personnel to support these agreements.

     Commencing in the second quarter of fiscal 1998 and continuing into the first quarter of fiscal year 1999, USWD made significant investments to support a nationwide deployment of TRANZ Enablers to merchants through GTE's and other telecommunication carrier's national sales forces. Under these deployment programs, the carrier's sales representative introduces USWD's credit card processing solution and TRANZ Enabler to the end user merchant. Upon execution of a credit card processing agreement, a TRANZ Enabler unit(s) is/(are) provided to the merchant by USWD. The Company retains a portion of the monthly credit card fees based on the dollar volume and number of transactions processed through the TRANZ Enabler.

     The Company's business model was based on the manufacturing cost of the TRANZ Enabler being financed by a third party. Although the Company entered into an agreement with GTE Leasing Corporation as of April 2, 1998 to finance product to be placed under the joint marketing agreement with GTE Wireless, it has not been able to draw funding under that agreement. The agreement was not implemented because the various partners could not agree on the assignment of revenue stream to specific participants in the event the Company defaults on its obligation to pay GTE leasing and/or GTE wireless. Consequently, to date the Company has had to rely primarily on its working capital to procure product to be placed with merchants. Due to a change in the Company's business model described below, the Company now intends to sell the TRANZ Enabler through its distribution channels, thereby eliminating the ongoing need for long-term equipment financing. On those units for which the Company retains title, the monthly equipment depreciation expense is recorded as cost of sales against the monthly recurring revenue. CDPD airtime expense is also recorded as cost of sales against the monthly recurring revenue.

     During the second quarter of fiscal 1998, the Company completed the relocation of its customer support, administrative and accounting functions to new offices in Emeryville, California, which serves as the Company's corporate headquarters. The lease on the Wheat Ridge, Colorado office terminated. Engineering functions remain at the Company's Palmer Lake, Colorado facility.

     Through the second quarter of fiscal 1998, the Company conducted its own equipment deployment and servicing functions. In late January 1998, USWD entered into an agreement with TASQ Technology, Inc. of Rocklin, CA, to provide these services. TASQ deploys, tracks and maintains all TRANZ Enablers placed with merchants acquired by the Company. In addition, TASQ will provide these same functions for peripheral equipment sold by the Company. The Company believes that this relationship will ultimately result in savings to the Company over what it would cost to provide these services internally.

     The Company signed a merchant acquiring agreement with National Bank of Commerce "NBC", in March 1998. NBC is the lead banking affiliate of National Commerce Bancorporation. The agreement broadens the Company's ability to provide credit card processing services for merchants in the retail, restaurant, and hotel/lodging industries. Concurrent with this agreement, the Company began using Maverick International Processing Services, Inc, for processing a majority of new CDPD merchant placements.

Market Penetration through Telecommunications Carriers and Revisions to Business Plan
--------------------------------------------------------------------------------
     Placements of TRANZ Enabler units pursuant to the Company's agreements with telecommunications carriers did not develop as rapidly as anticipated and have not reached anticipated (and necessary) levels to pay for the infrastructure to support the programs. Costs to the Company of implementing the joint marketing and distribution agreements with GTE Wireless, Bell Atlantic Mobile and Ameritech have exceeded revenue generated by the programs since they began. The GTE Agreement also required the Company to generate minimum CDPD service billings to GTE Wireless from merchants signed up for GTE Wireless's CDPD service through the Company. GTE Wireless agreed to adjust the commencement date for these obligations so that the start date for the first quarter was February 1, 1998. Actual placements did not allow the Company to meet the renegotiated minimum purchase obligations. To remedy this minimum purchase requirement, the Company and GTE amended the agreement on September 9, 1998 which removed any minimum purchase requirement and established new IP address pricing for merchants acquired under the agreement.

     Because revenue has not developed as hoped, and expenditures have been outstripping the Company's ability to support its business plan, management began to reexamine the Company's business plan in the fourth quarter of fiscal 1998 and came to the conclusion that the Company could not continue to function at its current expenditure levels.

     In July of 1998, Roger Peirce, previous Chief Operating Officer for Visa and most recently Group President of First Data Merchant Services joined the USWD Board of Directors and in August 1998, became the Company's Chief Executive Officer. Mr. Peirce identified several areas in the Company's distribution and operational strategy that required immediate redirection. Beginning the last week of August 1998, several changes in the Company's strategy were implemented. The fundamental change in the strategy involves positioning the Company as an enabler of wireless products and services to the marketplace and not as a competitor to the current incumbents. This repositioning of the Company in the marketplace encompasses the discontinuation of soliciting and owning merchant contracts for providing bankcard-processing services, an approach that effectively positioned the Company as a direct competitor to the major merchant acquirers. The Company's new strategy involves an end-to-end systems approach to enabling the marketplace. The Company is enabling the marketplace with a new service offering - Wireless Express Payment ServiceSM (WEPS). WEPS includes an expandable set of wireless terminal devices that incorporate the Company's proprietary CDPD modem, a web-based IP address provisioning and terminal activation process that includes real time remote diagnostic capabilities, the CDPD network service, and server technology that delivers wireless transactions to the current front end card processors. The Company is targeting the top 30 merchant acquirers and card processors for this service. The initial response for WEPS from the targeted prospects has been very positive.

         In furtherance of this new strategy, on September 30, 1998, the Company and Cardservices International, Inc. entered into a non-binding Letter of Intent to form a non-exclusive strategic partnership to jointly exploit payment system opportunities using wireless technologies. Upon entry of a final agreement, CSI will produce its LinkPoint(TM) processing terminals using the Company's proprietary Wireless Express Payment Service. CSI will promote these products within its own markets using its approximately 2,200-person sales force. In addition, CSI is to promote the wireless products to other ventures of First Data Merchant Services, the fifty-percent owner of CSI. Pursuant to the non-binding letter of intent, CSI also agreed to consider making an equity investment of $1,000,000 in the Company through a direct purchase of restricted shares of common stock. The shares are to be issued at $2.72 per share, which is a 10% discount from market price for the average of the closing prices for three days prior to September 25,1998. Closing of these transactions is subject to various contingencies and finalization of definitive agreements. Also, in October 1998, the Company borrowed $500,000 from the Chief Executive Officer and 50% owner of CSI.

Entry of Renewed or New Consulting Relationships to Obtain Additional Financing
-------------------------------------------------------------------------------

     In connection with attempts to raise additional capital, the Company entered into new or renewed consulting or finder's agreements, as follows:

     As of March 12, 1998, the Company entered into a new agreement with entrenet Group, LLC ("entrenet") to provide business and financial consulting services to the Company and to assist the Company in locating additional financing. For the description of the terms of the agreement, see "Item 12 - Certain Relationships and Related Transactions." The term of the agreement is for six months from March 12, 1998 and renews for additional six-month terms unless at least 60 days notice is given to terminate the agreement prior to the end of a term. For its advisory services under the agreement, the Company agreed to pay entrenet a fee of $60,000, payable in the form of a promissory note bearing 10% interest, due on or before the earlier of March 11, 1999, or the receipt by the Company of aggregate gross proceeds from financing of $2,000,000. This note was paid in July 1998. In addition, at the time of entry of the Consulting Agreement, entrenet received a Common Stock Purchase Warrant to purchase 10,435 shares at $5.75 per share, exercisable until March 11, 2003. Upon the consummation of any financing transaction entered into by the Company during the term of the agreement (with the exception of financing from certain identified, excluded sources) or for two years after termination with respect to any financing obtained from a source introduced to the Company by entrenet, or if entrenet assists the Company in locating an executive-level candidate who is hired by the Company, entrenet is entitled to a finder's fee under the agreement. This Consulting Agreement was terminated in September 1998. The Company agreed to pay remaining fees to entrenet of $20,000 and has issued a Common Stock Purchase Warrant for 8,333 shares exercisable at $2.40 per share until September 11, 2003.

     As of June 19, 1998, the Company entered into an agreement with the Los Angeles based investment banking firm of Houlihan, Lokey, Howard and Zukin Capital ("Houlihan Lokey") whereby Houlihan Lokey is to act as the Company's exclusive agent for purposes of structuring mergers (excluding acquisitions by the Company), sale of assets or similar transactions involving a portion or substantially all of the business, assets or stock of the Company (which are defined in the agreement as a "Transaction"). The agreement is terminable at any time by either party, but unless terminated early, runs for a basic term of twelve months, with automatic one month extensions thereafter, unless either party gives seven days' prior written notice of termination. Under the agreement, the Company is obligated to pay a cash retainer fee to Houlihan Lokey of $30,000, payable $5,000 a month for six months, reimburse Houlihan Lokey for reasonable out-of-pocket expenses and pay a "contingent fee" equal to three percent (3%) of the "Aggregate Gross Consideration" received by the Company in connection with a Transaction. "Aggregate Gross Consideration" is defined as the sum of the fair market values of any consideration received by the Company and/or its creditors or shareholders, whether in cash, securities or other intangibles, subject to adjustments to reflect the fair market value of any liabilities assumed or assets retained. Customary valuation methodology is to be used to value the consideration received by the Company in a Transaction. The Company is also required to pay Houlihan Lokey a "break-up fee" of $100,000 (reduced by the aggregate amount of retainer fees previously paid) in the event that a Transaction that has been publicly announced, or an agreement in principal for a Transaction has been reached, is rescinded, invalidated or otherwise canceled. Houlihan Lokey is also entitled to its contingent fee and/or break-up fee, as the case may be, under various circumstances, in the event a Transaction occurs or is broken during the twelve month period following termination of the agreement. The Company has secured its obligations to Houlihan Lokey under the agreement with all of the Company's assets, excluding TRANZ Enabler assets and/or portions of monthly credit card processing revenue related to the repayment of equipment financing. The security interest granted to Houlihan Lokey is also subject to change to allow the Company to successfully complete a bridge financing of up to $2,000,000. The Company has also agreed to indemnify Houlihan Lokey for certain liabilities, including potential liabilities arising under the federal securities laws. In late August 1998, the Company notified Houlihan Lokey to suspend their active efforts pending discussions the Company initiated with several potential strategic partners involving joint operational initiatives and/or direct investments in USWD by the potential partners.

     On June 30, 1998, the Company and Liviakis Financial Communications, Inc. ("LFC") agreed to extend their consulting relationship through the entry of a new consulting agreement covering the period from August 1, 1998 through March 15, 1999 (the "New LFC Agreement"). In conjunction with the entry of the new LFC Agreement, the principles of LFC agreed to a "lock-up" of their Company stock until February 1, 1999. For the description of the terms of the agreement see "Item 12 - Certain Relationships and Related Transactions."

Securities Issuances to Fund Operations
---------------------------------------

     To fund its operating requirements, the Company has had to rely primarily on the issuance of debt or equity securities over a significant part of the last two fiscal years. In addition to the issuances of securities to entrenet, LFC and Messrs. Liviakis and Prag described above, from April 1997 through the present, the Company has issued the securities described in the section of this
Item 6 entitled "Financial Condition, Capital Resources and Liquidity-Recent Significant Securities Issuances."


Fiscal 1998 Compared to Fiscal 1997
-----------------------------------

Net Revenue
-----------

         Net revenue of $909,000 for fiscal 1998 decreased from revenue of $1,315,000 generated during fiscal 1997. The decrease in revenue was caused by the Company's shift from a per-unit sales approach to a recurring revenue model. Product sales of POS-50, POS-500 and other equipment sales decreased by approximately $638,000 while service revenue, which includes application fees, transaction processing, and repair revenue increased by approximately $232,000. Product placements of the TRANZ Enabler to merchants through the new distribution program have not developed as rapidly as anticipated. The Company is currently implementing a strategic shift intended to increase the growth of both one-time and recurring revenue.

Gross Profit
------------

         Gross profit in fiscal 1998 was negligible at $1,000, compared to $506,000 in the prior year. The 1998 product cost of goods includes several one time inventory adjustments totaling approximately $227,000 including a write-down of POS-50 raw materials inventory of approximately $170,000. Gross profit on service revenue was $137,000 compared to $22,000 in the prior fiscal year, due a to shift in business strategy to establish a recurring revenue base.

Operating Expenses
------------------

         Selling, general and administrative expense increased from $813,000 in fiscal 1997 to $8,408,000 in fiscal 1998. Of the approximate $7,600,000 increase, approximately $4 million was related to several significant non-cash charges, including approximately $2,262,000 expensed for the Liviakis Financial Communications consulting services and $472,000 for other consulting services, and approximately $1,327,000 of non-cash compensation expense was recorded for the change in stock price related to a variable stock option grant.

         The balance of the selling, general and administrative expense increase of approximately $3,600,000 during fiscal 1998 resulted from the aggressive addition of sales and support personnel and infrastructure to provide local support for the GTE nationwide deployment and similar distribution agreements entered into with Bell Atlantic and Ameritech. Headcount increased from approximately 18 at the end of September 1997, to approximately 50 employees as of December 31, 1997 and approximately 63 at the end of March 1998. Expenditures include increased compensation expense for new sales and sales management personnel, selective additions to the management team and increased travel and communication expense related to the new marketing program. The Company continued to hire sales and support personnel to support the new marketing programs through the end of 1998 fiscal year. The expense trend was reversed in the first quarter of fiscal 1999 with headcount reductions related to the revised distribution approach. In addition, expenses increased in fiscal 1998 due to increased audit fees and legal expenses related to the resolution of several outstanding legal issues and the registration expenses for the Company's registration statement under Form SB-2.

         Research and development expenses decreased from $406,000 in fiscal 1997 to $295,000 in fiscal 1998. This decrease was due to lower engineering material purchases, one vacancy in the department during the first half of fiscal 1998, and lower occupancy costs.

         Litigation settlement in 1998 relates to a $1,353,000 charge for the valuation of common shares issued to a group of Noteholders, in settlement of a dispute regarding rights related to the conversion of the notes into shares of Common Stock. The 1997 litigation settlement expense reflects the settlement of the law suit regarding the Company's initial public offering in December 1993. The expense consists of $94,000 for the value of the Common Stock issued based upon the fair market value of the Company's common stock on the date the commitment of such shares were made, $10,000 for cash paid by the company pursuant to the settlement with stockholders, and $60,000 for a note payable to one underwriter of the transaction. See "Item 3 - Legal Proceedings."

Interest Expense and Other  Expense
-----------------------------------

         Interest expense includes a $697,000 non-cash charge in fiscal 1998 related to the private placement financing in December 1997. The convertible features of the debenture include an "in-the-money" convertible option that allows the holder to obtain shares of Common Stock at a discount from fair market value. The value of the in-the-money provision has been allocated to stockholder equity. The difference between the realized value and face value of the debt was recognized as non-cash interest expense between the date of issue and date of conversion into preferred stock which occurred on February 9, 1998.

         Other expense for fiscal 1998 included a $156,000 charge related to the extension of a common stock warrant exercise period which was expiring.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
----------------------------------------------------

The Company continues to have significant difficulties due to its financial condition and lack of liquidity. While management is optimistic with its medium and long-term opportunities, the Company is constrained by its immediate financial condition and requirement for increased liquidity. The Company has accumulated a deficit of approximately $28 million since inception to June 30, 1998, with a working capital deficit of approximately $3million at June 30, 1998, versus a deficit of $769,000 at the end of the prior year. The increased working capital deficit is directly related working capital utilized to fund operating losses including purchases of TRANZ Enabler inventory and the significant increase in the Company's headcount and infrastructure implemented during fiscal 1998. The deficit was also affected by a $1.3 million non-cash accrual related to a variable stock option.

     The Company believes its CDPD based products, joint marketing and distribution agreements with CDPD carriers, pending distribution agreements with merchant acquirers, and building a recurring revenue stream present an opportunity for significant revenue growth, eventual profitability, and the generation of positive cash flow from operations. At present, development of the Company's products and services requires immediate, additional financing. Proceeds from the private placement offering, which was completed in December 1997, were used primarily to complete the launch of the joint marketing program with GTE Wireless, build the related corporate infrastructure and make selective inventory purchases. Cash raised through recent private securities offerings has been and will be used primarily for working capital and to pay certain accounts payable.

     With the implementation of the new distribution strategy adopted in the latter part of the first quarter of fiscal 1999 (see "Market Penetration through Telecommunication Carriers and Revisions to Business Plan," above), the Company has taken steps to reduce spending. With the new focus on distribution through large merchant acquirers, the Company has reduced headcount from 60 at June 30, 1998, to 39 as of October 30, 1998, with most of the reduction occurring in the direct sales force. With the appointment of Roger Peirce as CEO, the Company has been able to avail itself of the services of several key senior level personnel, engaged under consulting contracts with remuneration in the form of stock options rather than cash. Based on current staffing levels, the Company's operating expenditures are running at a monthly rate of approximately $350,000 versus $450,000 per month in the fourth quarter of fiscal 1998. However, execution of the Company's current business plan is dependent on a significant debt or equity financing event in the immediate future. The Company continues to work both directly and through its consultants to secure additional debt or equity financing which is required to fund operations while a significant recurring revenue stream is built. While management is confident it can accomplish this objective, the inability of the Company to secure additional financing in the near term could adversely impact the Company's financial position, including its ability to continue as a going concern.

Recent Significant Securities Issuances
---------------------------------------

     To meet its capital requirements, the Company has issued securities during fiscal 1997 and through the present, as follows:

Demand Notes
------------
     From April through June 1997 the Company issued a total of $185,000 of Demand Notes payable in full on or before April 11, 1998 (the "Notes"). The principal and accrued interest on the Notes became convertible into shares of the Company's Common Stock as of November 1, 1997 at prices of $.35 per share (as to $75,000 of the Notes) and $.50 per share (as to $110,000 of the Notes). Commencing on November 3, 1997, the Company began receiving conversion demands from certain of the Noteholders and as of November 14, 1997, holders of $135,000 of the Notes had demanded conversion of their Notes into Common Stock, at the same time insisting that the Company issue "free-trading" shares to them. The Company settled the claims of these Noteholders in April 1998 by agreeing to issue 1.4 times the total number of shares originally issuable pursuant to the terms of the Notes and providing the Noteholders with certain guarantees and a "put option" which allows the Noteholders to require the Company to repurchase the shares under certain limited circumstances. As a result of the settlement, the issuance of "premium shares" was recorded in Operating Expense as a litigation settlement of approximately $1,353,000 in 1998. The shares into which the Notes are convertible become salable under SEC Rule 144 commenced in the Spring of 1998, one year from the dates on which the Notes were issued. The Company has issued a total of 698,307 shares of Common Stock through conversion of the Notes.

Private Offering of 8% Adjustable Rate Convertible
Subordinated Debentures Due December 31, 1999
--------------------------------------------------

     The Company closed a private offering of $3,060,000 principal amount of 8% Adjustable Rate Convertible Subordinated Debentures Due December 31, 1999 (the "8% Convertible Debentures") on December 10, 1997. The net proceeds to the Company from the offering were approximately $2,600,000. The Company used the proceeds from the offering primarily as working capital to fund the national launch of its proprietary wireless transactions processing solutions and to repay existing obligations. The 8% Convertible Debentures converted to 3,060,000 shares of Series A Preferred Stock as of February 9, 1998. The Series A Preferred Stock is further convertible at the option of the holder into shares of Common Stock effective upon the earlier of (i) a declaration of effectiveness by the Securities and Exchange Commission (the "SEC") of a registration statement covering the shares of Common Stock into which the Series A Preferred Stock are convertible (the "Common Stock Registration Statement") or (ii) 150 days from December 10, 1997. Based on a face value of $1.00 per share of Series A Preferred Stock, the rate at which the Series A Preferred Stock is convertible into Common Stock (the "Conversion Price") is equal to the lesser of (i) $6.00 per share of Common Stock or (ii) 80% of the average of the closing bid price of the Common Stock over the five trading days prior to conversion. The Conversion Price was no less than $4.00 per share of Common Stock for 270 days from December 10, 1997 (the "Minimum Conversion Price"). However, after that 270-day period (which has elapsed), the Minimum Conversion Price is no longer applicable. The Conversion Price (and the Minimum Conversion Price) were to be reduced by 2% per month for every 30 days (or any part of any 30 day period) commencing on May 11, 1998, that the Company did not have an effective registration statement on file with the SEC covering the sale of the shares of Common Stock issuable on conversion of the Series A Preferred Stock. The Company did not obtain effectiveness of the registration statement (which it originally filed on May 14, 1998) until August 7, 1998, thereby incurring a 6% penalty applicable to the Conversion and Minimum Conversion Prices. The Series A Preferred Stock is therefore convertible at 75% of the Market Price (as defined) of the Common Stock. The Common Stock into which the Series A Preferred Stock is convertible (together with shares of Common Stock that were issued as interest on the 8% Convertible Debentures and which are issuable as dividends on the Series A Preferred Stock) is included in the shares offered for sale pursuant to the Registration Statement on Form SB-2 (SEC No. 333-52625) which became effective August 7, 1998.

     In September 1998, the Company negotiated a partial redemption of the outstanding Series A Preferred Stock with several of the security holders. The Company borrowed $1,300,000 from Liviakis Financial Communications, Inc. and used $1 million of that money to redeem $833,000 face value of the Series A Preferred Stock. Substantially all available tangible and intangible assets of the Company secure the note. The Company paid 120% of face value for the redemption. The note payable is due January 1, 1999 and bears interest at 8% per year. See "Certain Relationships and Related Transactions - Transactions with Liviakis Financial Communications, Inc." The security holders participating in this redemption also agreed to a gated conversion schedule over the following three months. The participating investors, representing approximately 1,342,000 shares of the remaining Series A Preferred agreed to hold their Series A Preferred shares until at least October 15, 1998. Following October 15, 1998, one-third of the Series A Preferred shares may be converted to common stock on each of October 15, November 15, and December 15 of 1998, respectively. As an incentive to these investors, the Company has agreed to issue Common Stock purchase warrants exercisable to purchase that number of shares of Common Stock equal to five percent of the number of shares of Series A Preferred Stock held by the participating investor at the end of each period, exercisable at 110% of the prior five-day average bid price for three years from the date of issuance. The Company also increased the dividend rate from four to eight percent on the balance of the Preferred Stock held.

Sale of Call Options on Certain Shares of Common Stock
------------------------------------------------------

     Mr. Draper was the principal shareholder of a company called Direct Data, Inc., which the Company acquired in 1994. In conjunction with the acquisition of Direct Data, Mr. Draper was issued a total of 397,684 shares of the Company's Common Stock. The acquisition did not create the synergies that were hoped for and in October 1995, the Direct Data assets were surrendered to Mr. Draper, as Direct Data's secured creditor, in lieu of the creditor's foreclosure on a past due $1.31 Million obligation. Direct Data was left with no assets, ceased operations, and was dissolved on October 19, 1995. In conjunction with that transaction, Mr. Draper entered into an agreement with the Company effective until October 5, 1998, pursuant to which he granted the Company the right to vote his 397,684 shares in its discretion and to purchase those shares for $.25 per share (the "Call Option"). In order to satisfy a portion of its immediate short term capital requirements, on March 12, 1998, the Company entered into an agreement to allow the Company to assign to third parties, options it has held since 1995, on 367,684 shares of the Company's Common Stock owned by Mr. Draper's assignee, Tillicombe International LDC ("Tillicombe"), which the Company had the right to purchase at $.25 per share. Mr. Draper retained the remaining 30,000 shares.

     As of June 30, 1998, the Company assigned its Call Option on all 367,784 of the shares owned by Tillicombe. RBB Bank Aktiengesellschaft purchased 250,000 options, Kennedy Capital Management, Inc. purchased 100,000 options and the remaining 17,684 options were purchased by another individual investor. RBB Bank Aktiengesellschaft is the agent that purchased 1,600,000 shares of the Company's Series A Preferred Stock in December 1997 and $1,000,000 of 6% debentures in July 1998. RBB Bank purchased the Call Option in five increments of 50,000 share options each, and paid the Company 85% of the average last sale price of the underlying shares over the five days prior to the date of acquiring the Call Option, less the Call Option exercise price of $25 per share. Kennedy Capital Management, Inc. purchased the Call Option on the 100,000 options it acquired at a price of $2.25 per share as of June 10, 1998. In each transaction, the option purchaser was required to pay the acquisition price for the Call Option, as well as the exercise price to Tillicombe prior to taking delivery of the shares. The Company raised a total of approximately $1,244,000 net of expenses from the sale of these Call Options through June 30, 1998.

$250,000 Loan from RBB Bank Aktiengesellschaft
----------------------------------------------

     Effective July 1998, the Company borrowed $250,000 from RBB Bank Aktiengesellschaft, under a promissory note which was payable in full on or before September 9, 1998. The note was repaid in July 1998, from proceeds obtained from the sale of $2,000,000 of 6% Convertible Subordinated Debentures due July 21, 2000. In conjunction with this loan, the Company issued a Common Stock purchase warrants to RBB Bank Aktiengesellschaft to purchase 20,000 shares of Common Stock at $4.375 per share, exercisable through September 9, 2001. The warrant has antidilution provisions that protect the holders against dilution in the event of certain transactions. The warrant also has "piggyback" registration rights entitling the holders to have the underlying shares registered in any registration done by the Company, other than registrations on ineligible forms. The expenses of such registrations (other than selling expenses) are to be borne by the Company.

Private Offering of 6% Convertible Subordinated Debentures due July 21, 2000.
-----------------------------------------------------------------------------

     In July 1998, the Company completed a private offering of $2,000,000 principal amount of 6% Convertible Subordinated Debentures due July 21, 2000 (the "6% Debentures") and Common Stock Purchase Warrants Exercisable to Purchase 100,000 shares of Common Stock exercisable at $4.25 per share until July 21, 2001 (the "Warrants"). The net proceeds to the Company from the offering were approximately $1,810,000, after paying finder's fees of $190,000, but before paying additional expenses of the offering, which the Company estimates to be approximately $20,000. The Company used approximately $252,000 of the proceeds from the offering to pay off a $250,000 short term bridge loan from RBB Bank Aktiengesellschaft, which was evidenced by a promissory note executed July 1998, and used the balance of the proceeds as working capital and to repay existing obligations. RBB Bank Aktiengesellschaft, the purchaser of 1,600,000 shares of the Company's Series A Cumulative Convertible Redeemable Preferred Stock, purchased $1,000,000 of the 6% Debentures. JW Genesis Securities, Inc. of Boca Raton, Florida, acted as the primary finder in the transaction and the Company paid JW Genesis a finder's fee equal to seven percent (7%) of the amount raised from the sale of the 6% Debentures, which amounted to $140,000. In addition, JW Genesis received a three-year, 60,000 share Common Stock purchase warrant exercisable at $4.50 per share. The shares underlying the Warrant are entitled to piggyback registration rights, with the registration expenses to be paid by the Company. The Company also paid a finder's fee to Liviakis Financial Communications, Inc. ("LFC") in the amount of 2.5% of the amount raised on the sale of the 6% Debentures, which amounted to $50,000, under the consulting relationship between the Company and LFC. Messrs. John M. Liviakis and Robert B. Prag, who are affiliates of LFC, are significant shareholders of the Company.

         The 6% Debentures are convertible into shares of Common Stock at the option of the holders at the lesser of: 80% of the average closing bid price of the Common Stock over the five trading days prior to conversion; or $4.25 per share (the "Fixed Conversion Price"). Fifty percent of the 6% Debentures held by any holder become convertible on the earlier of effective registration of the underlying shares with the SEC or 120 days after the Initial Issuance Date. The remaining 50% of the 6% Debentures become convertible 150 days after the Initial Issuance Date. Subject to certain adjustments described below, the 6% Debentures cannot be converted below a "floor" price, which is $2.125 per share. The floor is eliminated 180 days after the Initial Issuance Date. If the Company issues any other security convertible into shares of Common Stock within 180 days of the Initial Issuance Date with a floor price less than that of the 6% Debentures, the Debenture floor price is reduced to that lesser amount. Any conversion restrictions (both time and price) are eliminated upon the announcement of a consolidation, merger or other business combination of the Company in which the Company is not the surviving entity.

         Once the underlying Common Stock has been registered with the SEC for at least 90 days and the Common Stock has traded at or above $8.50 for at least 20 consecutive trading days (based on the average closing bid price over such period), the Company can require conversion of the 6% Debentures, subject to certain restrictions if the stock is suspended from trading or the registration of the underlying Common Stock is suspended.

         The Company may redeem the 6% Debentures at any time from the Initial Issuance Date to 120 days thereafter if the Common Stock is trading above the floor price, on the following basis: to day 60 at 105% of face value plus accrued interest; from day 61 to day 90 at 112.5% of face value plus accrued interest; and from day 91 to day 120 at 120% of face value plus accrued interest. At the time of any such redemption, the Company must also issue additional Common Stock purchase warrants for 50,000 shares of Common Stock per $1,000,000 of redeemed 6% Debentures, exercisable for three years at the closing bid price on the day prior to redemption.

         Any 6% Debentures that have not been converted to Common Stock as of the maturity date, or upon a merger, consolidation or other sale of the Company or its assets in which the Company is not the surviving entity, are to either be converted into Common Stock at the conversion price then in effect or, at the option of the holders, must be redeemed by the Company.

         The Company agreed to file a registration statement with the SEC to register the Common Stock underlying the 6% Debentures within 75 days of July 22, 1998, (the "Initial Issuance Date"), and that it will respond to initial SEC comments within 15 days of receipt and any subsequent SEC comments within 10 days of receipt. In the event the registration is not effective with the SEC within 120 calendar days of the Initial Issuance Date, the Company is required to pay a cash penalty of two percent (2%) of the face amount of the 6% Debentures and thereafter an amount equal to three percent (3%) of the face amount for every thirty calendar days (or any fraction thereof) until the registration is effective. In the event the registration is not effective by the 180th day after the Initial Issuance Date, the Company can be required by the holders to redeem the 6% Debentures at 120% of face value, plus accrued interest to the date of redemption. The Company is obligated to pay all registration expenses (but not selling expenses) incurred in registering the shares for the holders of the 6% Debentures.

OMRON - Note Restructuring
---------------------------

     During August 1998, the Company and the supplier reached an agreement to cure the default with a restructuring of the terms of the note. The new terms include a reduction in the price per unit as well as the number of units under the contract. The agreement also reduced the principal balance under the note to $120,000 plus interest of $47,000. The Company has agreed to a payment schedule that will repay the balance due by February 1999. See "Note 5. Borrowings - Note Payable-Supplier-OMRON."

$500,000 Loan - October 1998
----------------------------

     On October 28, 1998 the Company borrowed $500,000 from Chuck Burtzloff, the CEO and 50% owner of Cardservice International, Inc. The note bears interest at 8% per annum and is payable in full on the earlier of the receipt by the Company of proceeds from a sale of the Company's Common Stock to Mr. Burtzloff (as discussed below under "Current Financing Initiatives") or January 1, 1999. In consideration for the loan, the Company also agreed to issue Mr. Burtzloff a Common Stock Purchase Warrant exercisable to purchase 25,000 shares of Common Stock at $3.038 per share through October 27, 2001. See also, "Item 12 - "Certain Relationships and Related Transactions - Transactions with Cardservice International, Inc."

Current Financing Initiatives
-----------------------------

     The Company has several initiatives that it is currently pursuing to raise additional capital. On September 30, 1998, the Company entered into a non-binding letter of intent with Cardservice International, Inc. to form a non-exclusive strategic partnership involving joint product and distribution initiatives. The letter of intent also includes a provision pursuant to which a $1,000,000 direct equity investment in USWD by CSI may be made if the terms of a definitive agreement can be reached. The parties are working on the completion of definitive agreements.

     The Company is also exploring similar initiatives with several other potential strategic partners as well as continuing efforts to raise capital from other debt or equity sources.

Year 2000 Issues
----------------

     The Company has completed a review of the impact of the Year 2000 issue on the Company's business. This issue concerns the potential problems and liabilities faced by all users and persons dependent on computers that might result from software or system failure or malfunctions if the systems fail to properly recognize the date change between 1999 and 2000. The Company's internal business systems have been evaluated, and with the exception of the accounting system, are Year 2000 compatible. The Company intends to replace the accounting software during fiscal year 1999. The cost of conversion is not expected to be material. The engineering staff has made an assessment of USWD products and is not aware of any complications regarding the products the Company delivers to the end users. While there can be no assurance that unforeseen problems will not be encountered, the Company expects that all projects will be completed in a timely manner. While the Company believes that its key suppliers for credit card transaction processing are taking reasonable steps to address Year 2000 compliance, the Company is reliant on the electronic payments infrastructure utilized by credit card processors, banks and financial institutions within the United States. The Company could be subject to unresolved issues, which impact this infrastructure. The Company could be adversely, materially affected, both operationally and financially, to the extent third parties with which it interfaces, either directly or indirectly, has not properly addressed their Year 2000 issues.

Forward-Looking Statements
--------------------------

         The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 12E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are detailed below, and in other reports filed by the Company under the Securities Exchange Act of 1934, including the Report on Form 8-K filed on August 11, 1998, Reporting an Event of August 3, 1998, which, incorporates the Company's Registration Statement on Form SB-2 (SEC File No. 333-52625).

         History of Losses and  Potential  Fluctuations  in  Operating  Results:
Throughout the Company's history, including the fiscal year ending June 30, 1998, the Company had experienced significant operating losses. It has continued to incur operating losses subsequent to June 30, 1998,and through the present. In addition, because the Company generally ships its products on the basis of credit card processing applications or purchase orders, increments to recurring revenue and other component sales in any quarter are highly dependent on orders shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts for future demand and not on firm customer orders. Failure by the Company to achieve these internal forecasts has and could continue to result in expense levels that are inconsistent with actual revenues. The Company's results may also be affected by fluctuating demand for the Company's products and by increases in the costs of components acquired from the Company's vendors.

          Requirement for Additional Capital: At present, the development of the Company's infrastructure, product development initiatives, and transition to the new distribution program requires additional financing. Proceeds from recently completed private placement offerings have provided the Company with the ability to launch joint marketing and distribution programs with the wireless carriers; however, execution of the

Company's business plan is dependent on a more significant debt or equity financing event. The Company continues to work both directly and through its consultants to secure additional debt or equity financing which is required to fund operations while a significant recurring revenue stream is built. There is no guarantee that this additional funding will occur in the required time frame. The failure of the Company to obtain additional financing could have a material adverse impact on the Company, including its ability to continue as a going concern.

         Distribution Program: The Company has recently executed a letter of intent with Cardservice International which outlines CSI's intent to produce its LinkPoint(TM) processing terminals using the Company's proprietary Wireless Express Payment Service. The Company anticipates that CSI will promote these products within its own markets using it's sales force, and also promote the wireless products to other ventures of First Data Merchant Services. The Company also has joint marketing and distribution agreements in place with GTE Wireless, Bell Atlantic Mobile, and Ameritech. These and anticipated additional distribution programs are expected to have a material impact on the Company's future revenue stream. While the Company anticipates it will execute a definitive agreement with CSI and sign distribution agreements with other significant partners, the failure to successfully complete the agreements and execute the specified programs through any of these distributors could have a material adverse effect on the Company.

         The Company's  Dependence on a Single Type of Product and Technological
Change: All of the Company's revenue is derived from sales of its credit card transaction services and enabling products. Demand for these products could be affected by numerous factors outside the Company's control, including, among others, market acceptance by prospective customers, or the introduction of new or superior competing technologies. The Company's success will depend in part on its ability to respond quickly to technological changes through the development and improvement of its products.

         Competition by Existing Competitors and Potential New Entrants into the
Market: The Company has identified several potential competitors attempting to develop CDPD based terminals and solutions. In addition, companies with substantially greater financial, technical, marketing, manufacturing and human resources, as well as name recognition, than the Company may also enter the market.

         CDPD Resale Agreements Containing Minimum Purchase Obligations: The Company has to date entered into four CDPD service resale agreements, one of which contains minimum obligations which can be characterized as "take or pay" provisions. The agreement with AT&T Wireless Data, Inc. contains such provisions. The Company is obligated to pay for the minimum amount of service stated in the agreement even if it fails to place enough service with merchants to meet the minimums. The failure of the Company to meet these service minimums could have an adverse financial impact upon the Company.

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

         Dilutive and Other Possible Adverse Effects of Outstanding Options, Warrants and Other Rights to Acquire Common Stock: The Company has a substantial number of outstanding rights to acquire Common Stock in the form of the Series A Preferred Stock, the 6% Convertible Subordinated Debentures, various warrants, and contract rights. A substantial number of these rights, plus additional rights in the form of options that have been or may be granted to the Company's officers, directors, employees or consultants under the Company's 1992 Stock Option Plan or otherwise, are exercisable or convertible at prices which are less than the present market price for the Common Stock or at a discount to the market price as of the time of conversion. Under the terms of such rights, the holders thereof are given an opportunity to profit from a rise in the market price of the Common Stock with a resulting dilution in the interests of other shareholders. The terms on which the Company may obtain additional financing may be adversely affected by the existence of such rights. For example, the holders of these rights could exercise them at a time when the Company was attempting to obtain additional capital through a new offering of securities on terms more favorable than those provided by the rights.

ITEM 7: FINANCIAL STATEMENTS                                                Page

Report of Independent Accountants..........................................  31

Balance Sheet as of
 June 30, 1998 and 1997....................................................  32

Statement of Operations for the fiscal year ended
June 30, 1998 and 1997.....................................................  33

Statement of Changes in Stockholders' Deficit for the fiscal year ended
June 30, 1998 and 1997.....................................................  34

Statement of Cash Flows for the fiscal year ended
June 30, 1998 and 1997.....................................................  35

Notes to Financial Statements..............................................  36


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(Not Applicable)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of U.S. Wireless Data, Inc.

         In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of U.S. Wireless Data, Inc. at June 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP

San Jose, California
November 6, 1998

                            U.S. WIRELESS DATA, INC.

                                 BALANCE SHEETS

                                                                                    June 30,
                                                                              1998            1997
                                                                              ----            ----
ASSETS
------

Current assets:
     Cash .........................................................   $      4,000    $      6,000
     Accounts receivable, net of allowance for
       doubtful accounts of $22,000 (1998); and $16,000 (1997) ....         55,000         131,000
     Inventory ....................................................        480,000         209,000
     Other current assets .........................................        187,000         103,000
                                                                      ------------    ------------

          Total current assets ....................................        726,000         449,000
Processing units - deployed, net ..................................        517,000            --
Property and equipment, net .......................................        253,000          41,000
Other assets ......................................................         69,000          11,000
                                                                      ------------    ------------

          Total assets ............................................   $  1,565,000    $    501,000
                                                                      ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
     Accounts payable .............................................   $  1,506,000    $    354,000
     Accrued liabilities ..........................................      1,735,000         126,000
     Borrowings, current portion ..................................        452,000         738,000
                                                                      ------------    ------------

          Total current liabilities ...............................      3,693,000       1,218,000
Borrowings, long-term portion .....................................         45,000          45,000
                                                                      ------------    ------------
          Total liabilities .......................................      3,738,000       1,263,000
                                                                      ------------    ------------


Redeemable common stock and warrants (Notes 12, 13) ...............        372,000            --
                                                                      ------------    ------------


Commitments and contingencies (Notes 11,12,13 and 14)

Stockholders' deficit:
      Preferred stock, at $1.00 stated value,15,000,000 authorized,
        3,060,000 (1998) Series A issued and outstanding ..........      3,060,000            --
      Common stock, at $1.00 stated value, 40,000,000 shares
        authorized 12,195,358 (1998) and 5,613,952
        (1997) shares issued and outstanding ......................     12,195,000       5,614,000
      Additional paid-in capital ..................................     10,222,000      10,613,000
      Accumulated deficit .........................................    (28,022,000)    (16,961,000)
      Notes receivable from stockholder ...........................           --           (28,000)
-------------------------------------------------------------------   ------------    ------------

          Total stockholders' deficit .............................     (2,545,000)       (762,000)
                                                                      ------------    ------------

          Total liabilities and stockholders' deficit .............   $  1,565,000    $    501,000
                                                                      ============    ============

     The accompanying notes are an integral part of the financial statements

                            U.S. WIRELESS DATA, INC.

                             STATEMENT OF OPERATIONS


                                                     For the year ended June 30,
                                                           1998            1997
Net revenues:
     Product sales .............................   $    650,000    $  1,288,000
     Services ..................................        259,000          27,000
                                                   ------------    ------------
                                                        909,000       1,315,000
                                                   ------------    ------------
Cost of revenues:
     Product sales .............................        786,000         804,000
     Services ..................................        122,000           5,000
                                                   ------------    ------------
                                                        908,000         809,000
                                                   ------------    ------------

         Gross profit ..........................          1,000         506,000
                                                   ------------    ------------
Operating expenses:
     Selling, general and administrative .......      8,408,000         813,000
     Research and development ..................        295,000         406,000
     Litigation settlement .....................      1,353,000         164,000
                                                   ------------    ------------
                                                     10,056,000       1,383,000
                                                   ------------    ------------

         Loss from operations ..................    (10,055,000)       (877,000)


Interest expense ...............................       (778,000)        (32,000)

Other income(expense) ..........................       (167,000)         45,000
                                                   ------------    ------------

Net loss .......................................   $(11,000,000)   $   (864,000)
                                                   ============    ============

Basic and diluted net loss per share: ..........   $      (1.18)   $      (0.17)
                                                   ============    ============
Weighted average common shares outstanding-
   basic and diluted ...........................      9,368,926       4,986,767
                                                   ============    ============

     The accompanying notes are an integral part of the financial statements

                            U.S. WIRELESS DATA, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                                Series A                                           Common
                                                             Preferred Stock               Common Stock             Stock
                                                           Shares       Amount         Shares         Amount      Subscribed
                                                           ------       ------         ------         ------      ----------
Balance at June 30, 1996 .........................           --     $       --        4,523,333    $  4,523,000    $    143,000
Issuance of common stock for services ............           --             --          102,975         103,000            --
Issuance of common stock for litigation settlement           --             --          600,000         600,000            --
Exercise of stock options ........................           --             --          245,100         245,000            --
Stock subscription issued ........................           --             --          142,544         143,000        (143,000)
Note receivable on stock option plan .............           --             --             --              --              --
Net loss .........................................           --             --             --              --              --
                                                        -------------------------------------------------------------------------
Balance at June 30, 1997 .........................           --     $       --        5,613,952       5,614,000            --
Issuance of common stock for cash ................           --             --        1,428,571       1,428,000            --
Issuance of common stock for services ............           --             --        2,621,429       2,621,000            --
Issuance of common stock for litigation settlement
  and related note conversion ....................           --             --          679,800         680,000            --
Reclassification of redeemable common stock
  and warrants ...................................           --             --         (128,307)       (128,000)           --
Exercise of stock options ........................           --             --          340,640         341,000            --
Exercise of stock warrants .......................           --             --        1,203,947       1,204,000            --
Issuance of common stock for conversion of
  notes payable ..................................           --             --          422,257         422,000            --
Issuance of common stock for interest on debenture           --             --           13,069          13,000            --
Sale of common stock repurchase right ............           --             --             --              --              --
Issuance of convertible debentures ...............           --             --             --              --              --
Issuance of warrants for services ................           --             --             --              --              --
Issuance of Series A preferred stock .............      3,060,000      3,060,000           --              --              --
Payment of notes receivable ......................           --             --             --              --              --
Net loss .........................................           --             --             --              --              --
Preferred stock dividend .........................           --             --             --              --              --
Balance at June 30, 1998 .........................      3,060,000   $  3,060,000     12,195,358    $ 12,195,000    $       --
                                                     ============   ============   ============    ============    ============


                                                       Additional        Note
                                                        Paid in       Receivable      Accumulated
                                                        Capital       Stockholder       Deficit            Total
                                                        -------       -----------     -----------          -----
Balance at June 30, 1996 .........................   $ 11,419,000            --      $(16,097,000)   $    (12,000)
Issuance of common stock for services ............        (88,000)           --              --            15,000
Issuance of common stock for litigation settlement
  and related note conversion ....................       (506,000)           --              --            94,000
Exercise of stock options ........................       (212,000)           --              --            33,000
Stock subscription issued ........................           --              --              --              --
Note receivable on stock option plan .............           --      $    (28,000)           --           (28,000)
Net loss .........................................           --              --          (864,000)       (864,000)
                                                     ------------------------------------------------------------
Balance at June 30, 1997 .........................     10,613,000         (28,000)    (16,961,000)       (762,000)


Issuance of common stock for cash ................       (929,000)           --              --           499,000
Issuance of common stock for services ............       (810,000)           --              --         1,811,000
Issuance of common stock for litigation settlement        875,000            --              --         1,555,000
Reclassification of redeemable common stock
  and warrants ...................................       (244,000)           --              --          (372,000)
Exercise of stock options ........................       (167,000)           --              --           174,000
Exercise of stock warrants .......................     (1,190,000)           --              --            14,000
Issuance of common stock for conversion of
  notes payable ..................................       (186,000)           --              --           236,000
Issuance of common stock for interest on debenture         62,000            --              --            75,000
Sale of common stock repurchase right ............      1,240,000            --              --         1,240,000
Issuance of convertible debentures ...............        622,000            --              --           622,000
Issuance of warrants for services ................        753,000            --              --           753,000
Issuance of Series A preferred stock .............       (417,000)           --              --         2,643,000
Payment of notes receivable ......................           --            28,000            --            28,000
Net loss .........................................           --              --       (11,000,000)    (11,000,000)
Preferred stock dividend .........................           --              --           (61,000)        (61,000)
                                                     ------------------------------------------------------------
Balance at June 30, 1998 .........................   $ 10,222,000    $       --      $(28,022,000)   $ (2,545,000)
                                                     ============    ============    ============    ============

     The accompanying notes are an integral part of the financial statements

                            U.S. WIRELESS DATA, INC.

                            STATEMENTS OF CASH FLOWS

                                                               For the year ended June 30,
                                                                     1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .............................................   $(11,000,000)   $   (864,000)
    Adjustments to reconcile net loss to net cash used in
      Operating activities:
       Depreciation and amortization .....................        111,000          57,000
       Non-cash consulting and other expense .............      2,734,000          50,000
       Non-cash compensation - stock option ..............      1,327,000            --
       Non-cash interest expense .........................        654,000            --
       Non-cash litigation expense .......................      1,353,000         164,000
       Debt forgiveness ..................................           --           (33,000)
       Changes in current assets and liabilities:
          Accounts receivable ............................         77,000         (79,000)
          Inventory ......................................       (271,000)        412,000
          Other current assets ...........................        (85,000)         22,000
          Accounts payable ...............................      1,153,000         136,000
          Accrued liabilities ............................        281,000        (102,000)
                                                             ------------    ------------
          Net cash used in operating activities ..........     (3,666,000)       (237,000)
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment ................       (256,000)           --
       Processing units - deployed .......................       (564,000)           --
       (Increase)decrease in other assets ................        (58,000)         12,000
                                                             ------------    ------------
          Net cash used in investing activities ..........       (878,000)         12,000
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of stock ...................        664,000         185,000
       Proceeds from sale of common stock repurchase right      1,240,000           6,000
       Payment of note receivable from stockholder .......         28,000            --
       Payment of note payable ...........................        (13,000)           --
       Net proceeds from issuance of debt ................      2,623,000            --
                                                             ------------    ------------
          Net cash provided by financing activities ......      4,542,000         191,000
                                                             ------------    ------------

Net decrease in cash .....................................         (2,000)        (34,000)

Cash at beginning of period ..............................          6,000          40,000
                                                             ------------    ------------

Cash at end of period ....................................   $      4,000    $      6,000
                                                             ============    ============

Supplemental disclosure of non-cash financing and investing:
1. Conversion of $50,000 notes payable to 75,000 shares of common stock.
2. Conversion of $3,060,000 convertible debentures to 3,060,000 shares of preferred stock.
3. Conversion of $202,000 note payable to 496,221 shares of common stock.
4. Conversion of $164,000 note payable to 328,750 shares of common stock.

     The accompanying notes are an integral part of the financial statements

                            U.S. WIRELESS DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

         U.S. Wireless Data, Inc. (the "Company" or "USWD") was incorporated in the state of Colorado on July 30, 1991. The Company is in the business of providing products and services to enable the use of wireless technology for electronic payment and other transactions. The Company began generating its first revenue from product sales in fiscal 1995. The Company is now in a transition from being solely an equipment manufacturer to also providing products and services that generates recurring revenue. In the future, and assuming the Company is able to continue as a going concern, the recurring revenue component is expected to become a significant component of the Company's business.

Financial Condition

         The Company continues to have difficulties due to its financial condition and lack of liquidity. The Company has accumulated a deficit of approximately $28 million at June 30, 1998 and has limited financial resources. At present, development of the Company's products and services requires immediate and significant additional financing. Proceeds from the private placement offering, which was completed in December 1997, were used primarily to complete the launch of the joint marketing program with GTE Wireless, to build the related corporate infrastructure and to make selective inventory purchases. Cash raised through recent private securities offerings has been and will be used primarily for working capital and to pay certain preexisting liabilities.

Due to the change in its distribution strategy to channel product sales and service offerings through existing merchant acquirers, the Company has been able to make significant reductions in its direct sales force and reduce its cash requirements. However, execution of the Company's business plan is dependent on a significant debt or equity-financing event in the immediate future. The Company continues to work both directly and through its consultants to secure such financing which is required to fund operations while a significant recurring revenue stream is developed. There can be no assurance that the Company will be successful with efforts to raise additional capital. The inability of the Company to secure additional financing in the near term could adversely impact the Company's financial position, including its ability to continue as a going concern.

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

Cash Equivalents

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Inventory

         Inventory is stated at the lower of cost or market, cost being determined by the first-in, first-out method.

Property and Equipment

         Property and equipment are stated at cost. The Company uses the straight-line method of depreciation based on the estimated useful lives of the assets (generally three to seven years). Maintenance and repairs are charged to operations as incurred.

Processing Units Deployed

         Merchants that subscribe to the Company's credit card processing service usually receive a TRANZ Enabler unit that provides the wireless communications and processing functionality. As these units are deployed at a customer location, the asset value is transferred from inventory to "Processing units - deployed" and depreciated via a charge to Cost of Revenue over its estimated useful life of 48 months. The company retains title to the TRANZ Enabler units and earns usage income on the units while they are deployed at the customer location.

Impairment of Long-lived Assets

         The Company evaluates the recoverability of its long-lived assets and recognizes an impairment in the event the net book value of such assets exceeds the future undiscounted cash flow attributable to such assets.

Revenue Recognition and Major Customers

         Revenue is classified as either Product Sales or Services . Product Sales result from the sale of the Company's electronic payment terminals and related peripheral products to resellers or end-user merchants. Product Sales are recognized upon shipment of products to customers. Services result primarily from the Company's participation in the ongoing transaction processing revenue stream generated by the merchant's credit card processing agreement. One-time application fees are also included in this category. Services are recorded in the period services are provided. During fiscal 1997, Cardservice International, Inc. ("CSI") accounted for 53% of revenue. During fiscal 1998, CSI accounted for 20% of revenues.

Research and Development Costs

         Research and development costs are expensed as incurred.

Income Taxes

         The Company accounts for income taxes under the liability method, which requires recognition of deferred taxes and liabilities for the income tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts.

Net Loss Per Share

         Earnings (loss) per common share (EPS) is computed using Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic and diluted net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding at the end of the period. Diluted EPS excludes exercise of stock options and warrants and the conversion of convertible securities from the calculation since their effect would be anti-dilutive. Such shares could potentially dilute earnings per share in the future. EPS for the year ended June 30, 1997 has been restated to conform with SFAS No.128. In fiscal 1998, the net loss available to common stockholders equals the net loss less the $61,000 preferred stock dividend issuable at year end.

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments including accounts receivable, accounts payable, accrued liabilities and debt approximate their fair values due to their relatively short maturities.

Stock-based Compensation

         The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees," and complies with disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation."

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

Reclassifications

         Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

NOTE 2.  INVENTORY

                                                                         June 30,
                                                                    1998         1997
                                                                    ----         ----
Inventory consists of:
   Raw material .............................................   $ 153,000    $ 111,000
   Finished goods ...........................................     556,000      208,000
   Spare parts and accessories ..............................       8,000        2,000
   Lower of cost or market reserve ..........................    (237,000)    (112,000)
                                                                ---------    ---------
                                                                $ 480,000    $ 209,000
                                                                =========    =========

     The Company has established a reserve against finished goods and raw materials to reflect the estimated net realizable value of the inventory as of June 30, 1998, based on current selling prices.

NOTE 3.  PROCESSING UNITS DEPLOYED AND PROPERTY AND EQUIPMENT

                                                                         June 30,
                                                                    1998         1997
                                                                    ----         ----
         Processing units deployed consists of:
            Processing units deployed .......................   $ 564,000         --
            Less: accumulated depreciation ..................     (47,000)        --
                                                                ---------    ---------
                                                                $ 517,000         --
                                                                =========    =========
         Property and equipment consists of:
           Equipment and furniture ..........................   $ 523,000    $ 295,000
           Tooling ..........................................     124,000      124,000
           Demo equipment ...................................      28,000         --
           Less:  accumulated depreciation and amortization .    (422,000)    (378,000)
                                                                ---------    ---------
                                                                $ 253,000    $  41,000
                                                                =========    =========

NOTE 4.  ACCRUED LIABILITIES

                                                                         June 30,
                                                                    1998         1997
                                                                    ----         ----
         Accrued liabilities consists of:
             Accrued compensation ...........................  $ 224,000    $  69,000
             Accrued compensation-stock option...............   1,327,000         --
             Accrued professional fees ......................     112,000         --
             Other ..........................................      72,000       57,000
                                                                ---------    ---------
                                                               $1,735,000    $ 126,000
                                                               ==========    =========

NOTE 5.  BORROWINGS

         Borrowing consist of the following:
         Current portion:
                                                                         June 30,
                                                                    1998         1997
                                                                    ----         ----
           Note payable - supplier - OMRON ..................   $ 375,000    $ 388,000
           Note payable - investors .........................        --        185,000
           Note payable - entrenet ..........................      62,000      150,000
           Note payable - lawsuit settlement ................      15,000       15,000
                                                                ---------    ---------
                                                                $ 452,000    $ 738,000
                                                                =========    =========

         Long-term portion - lawsuit settlement .............   $  45,000    $  45,000

         Note Payable - Supplier - OMRON
                  The note payable to a supplier was in default at June 30, 1998. The Company continued to accrue monthly interest payments. As of June 30, 1998, the supplier had not called the note. During August 1998, the Company and the supplier reached an agreement to cure the default with a restructuring of the terms of the note. The new terms include a reduction in the price per unit as well as the number of units under contract. The agreement also reduced the principal balance under the note to $120,000 plus interest of $47,000. The Company has agreed to a payment schedule that will repay the balance due by February 1999.

         Note Payable - entrenet
                  On March 12, 1998, the Company entered into an agreement with entrenet to provide business and financial consulting services to the Company and to assist the Company in locating additional financing. The term of the agreement is for six months and renews for additional six-month terms unless at least 60 days notice is given to terminate the agreement prior to the end of a term. For its advisory services under this agreement, entrenet earned a fee of $60,000 which is payable by a promissory note plus interest at 10% per year. The Company paid this in full in July 1998.

         Note Payable - Lawsuit Settlement
                  As part of a lawsuit settlement, the Company executed a note payable in September 1997 which is due in installments as follows:
         $5,000 due March 17, 1998;  $10,000 due September 17, 1998; $20,000 due
         September 17, 1999; and $25,000 due September 17, 2000. The first two installments, due in March 1998 and September 1998, were paid during the first quarter of fiscal 1999. See additional discussion of the lawsuit settlement in " Note 12. Litigation."

         Convertible Debenture
                  In December 1997, the Company closed a private placement of $3,060,000 principal amount of 8% Convertible Debentures. Net proceeds approximated $2.6 million. Interest on the debentures was settled with 13,000 shares of common stock valued at $75,000. The debentures included an "in the money" convertible option valued at $622,000 on date of issuance, which allowed the holder to convert preferred shares to common shares at a discount from fair market value. The debentures were converted to 3,060,000 of Series A Preferred Stock in February 1998. Non-cash interest expense of approximately $622,000 was recognized in fiscal 1998 related to this debenture.

                  See Notes 12 and 13 for additional borrowings.

NOTE 6.  PREFERRED STOCK

         The Company has authorized 15,000,000 shares of no par value preferred stock, of which 4,000,000 shares have been designated as Series A Cumulative Convertible Redeemable Preferred Stock ("the Series A Preferred Stock") with a stated value of $1.00 per share. On February 9, 1998, the Company issued 3,060,000 shares of its Series A Preferred Stock in exchange for all $3,060,000 of the Company's 8% Convertible Debentures.

Conversion

         Each share of Series A Preferred Stock is convertible at the election of the holder into common stock based on the face value of the Series A Preferred Stock being converted, at a rate equal to the lesser of $6.00 per share or 75% of the average of the closing bid price of the common stock as reported on the OTC Electronic Bulletin Board or, if available, the closing bid price as quoted on NASDAQ or any other national securities exchange upon which the common stock is then listed, over the five trading days prior to conversion. A minimum conversion price of $3.76 per share was in effect from the issuance date through September 6, 1998.

Dividends

         Holders of Series A Preferred Stock are entitled to receive cumulative quarterly dividends upon declaration by the Board of Directors at an annual rate of 8% per share which was reduced to 4% per share on August 7, 1998, the effective date of the SEC registration statement covering the common stock reserved for conversion. The Company can pay the dividends in shares of common stock, the number of shares issuable being determined by dividing the amount of the dividend by the same formula as applies to conversions. Unless the full amount of cumulative dividends have been paid or sufficient funds set aside, dividends may not be paid or declared on the common stock or any other stock ranking junior to the Series A Preferred Stock. Additionally, under Colorado law, certain conditions must be met prior to dividend distributions of cash or property. As a result, the Company's ability to pay cash or property (but not stock) dividends in the future depends upon its financial results, liquidity and financial condition.

Voting

         Generally, the Series A Preferred Stock is not entitled to vote on matters submitted to shareholders except as specifically authorized under Colorado law.

Liquidation

         In the event of a liquidation or sale of the Company, the Series A Preferred Stockholders are entitled to a per share distribution in preference to common shareholders or any stock of the company ranking junior to the Series A Preferred Stock of $1.00 plus any accrued but unpaid dividends. If the amount available in liquidation is insufficient to pay the full amount, the Series A Preferred Stockholders will ratably share any distribution first in proportion to their respective liquidation preferences and then in proportion to their respective amounts of accrued but unpaid dividends. A consolidation or merger of the Company will not be deemed to be a liquidation provided it is approved by a majority of the Series A Preferred Stock.

Optional Redemption

         The Company may redeem any Series A Preferred Stock outstanding after 36 months from December 10, 1997 by payment of $1.00 per share plus all accrued and unpaid dividends to the date of redemption. If fewer than all of the shares of Series A Preferred Stock were to be redeemed, the redemption will be pro rata among all shares outstanding.

         See "Note 14. Subsequent Events" for a description of a partial redemption and modification of the conversion terms for a portion of the Series A Preferred Stockholders.


NOTE 7.   STOCK OPTIONS

Stock Option Plan

         In September 1992, the Company adopted an incentive stock option plan and a non-qualified stock option plan, which, as amended, provides for the issuance of 2,680,000 shares of Common Stock under the Plan.

         Stock options have been granted under the option plan at the fair market value of the common stock on the date of grant and generally vest over a period of between two and four years. Options granted under the Plan generally must be exercised no later than 10 years from the date of grant.

  The following table summarizes information about stock options outstanding at June 30, 1998:

                                         Outstanding Options                  Outstanding Vested Options
                           --------------------------------------------       --------------------------
                           Average           Weighted                           Weighted
                           Remaining         Average                            Average
         Range of          Contractual       Exercise         Number            Exercise         Number
         Exercise Price    Life              Price            Outstanding       Price            Outstanding
-------------------------------------------------------------------------------------------------------------
         $0.00 - $0.13     7.5                $0.13           172,281            $0.13           172,281
         $0.14 - $0.22     7.3                $0.22            70,000            $0.22            68,750
         $0.23 - $4.13     9.3                $3.80           120,000            $3.73            38,500
         $4.14 - $6.34     9.5                $5.99           145,000            $6.00            36,050
         $6.35 - $8.41     9.3                $7.70           100,000            $7.70            33,650
                                                              -------                            -------
                                                              607,281                            349,231
                                                              =======                            =======

         Stock option transactions for the years ended June 30, 1997 and 1998 were are follows:

                                                                      Options Outstanding
                                                              ----------------------------------
                                                                                Weighted Average
                                                              Number of         Exercise Price
                                                              Shares            Per Share
                                                              ----------------------------------
                  Balance at June 30, 1996                      793,549            $0.16
                  Granted                                        20,000            $0.16
                  Exercised                                    (245,100)           $0.14
                  Cancelled                                    (138,800)           $0.22
                                                                -------
                  Balance at June 30, 1997                      429,649            $0.16
                  Granted                                       608,000            $4.30
                  Exercised                                    (340,640)           $0.48
                  Cancelled                                     (89,728)           $4.32
                                                                --------
                  Balance at June 30, 1998                      607,281            $3.51
                                                                =======

                  Exercisable at June 30, 1998                  349,231            $1.88
                                                                =======

Fair value disclosures

         Had compensation expense for the Company's Plan been determined based on the fair value of the options at the grant dates for awards under the Plan consistent with the method of accounting prescribed by SFAS No. 123, the Company's net loss and loss per share would have been increased to the proforma amounts indicated below:

                                                                                         June 30,
                                                                                  1998              1997
                                                                           ------------------------------
         Net loss available to Common Stockholders     As reported         ($11,061,000)        ($864,000)
                                                       Pro forma           ( 11,567,000)        ( 876,000)

         Basic and diluted loss per share              As reported              $(1.18)           $(0.17)
                                                       Pro forma                $(1.24)           $(0.18)

       The weighted average fair value of options granted during the year ended June 30, 1998 and 1997 under the Company's stock option plan was $3.22 and $.03 per option, respectively. In determining the minimum fair value of each option, the Company used Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero; expected volatility of 90% for 1998 and 162% for 1997; risk-free interest rate of 5.6% and 6.4%, respectively; and an average expected option life of 3.5 years.

  Other Stock Options

         In addition to the options granted under the plan, on August 4, 1997, the Company granted to an employee 600,000 options to purchase common stock at an exercised price of $1.00 per share. The options vest ten percent on date of grant and three percent per month thereafter. At June 30, 1998, all options remained unexercised. On November 21, 1997, the Company agreed to pay to the employee any additional income taxes which the employee may incur as a result of the options being non-qualified stock options as compared to incentive stock options. Due to this agreement, the stock options are being accounted for as variable stock options which results in recognition of compensation expense based on the fair market value of the common stock at the end of each reporting period. Compensation expense relating to these options approximated $1,300,000 for the year ended June 30, 1998.

  NOTE 8.  STOCK WARRANTS AND CALL OPTION

         In fiscal 1993, the Company issued warrants to one officer and one director of the Company to purchase an aggregate of 250,000 shares of common stock at $4.00 per share. As of June 30, 1997, all of these warrants were fully vested and had the following terms: 100,000 originally set to expire April 12, 1998 have been extended to February 7, 1999; 150,000 expire May 1, 2003. The Company recorded a charge of $156,000 in connection with the extension of these warrants.

         In connection with the Company's December 1993 initial public offering, the Company issued warrants to the underwriters to purchase 165,000 shares of the Company's common stock at $12.33 per share, which were fully vested at the date of issuance. Such warrants expire on December 2, 1998.

         In fiscal 1994, in conjunction with the acquisition of Direct Data, the Company issued warrants to four former shareholders of Direct Data to purchase 29,548 shares of common stock at $2.625 per share, which were fully vested at the date of issuance. Of those warrants, 8,947 have been exercised, 5,752 have expired, and the remaining 14,849 expire as of May 31, 1999.

         In August 1997, for total consideration of $500,000, the Company sold 3,500,000 shares of Common Stock and 1,600,000 warrants to Liviakis Financial Communications, Inc. and its affiliates. The warrants entitle the holders to purchase up to 1,600,000 shares of the Company's Common Stock at $.01 per share during the period from January 15, 1998 and through August 4, 2002. The warrant shares carry certain registration rights and antidilution provisions. On May 12, 1998, 1,200,000 shares of Common Stock were issued upon exercise of the warrants. See Note 13.

         In connection with the private offering of 8% Convertible Debentures in December 1997, the Company issued a warrant as part of the finder's fee payment related to the offering. The warrant entitles the holder to purchase 50,000 shares of Common Stock at $6.525 per share during the period from December 10, 1997, through December 9, 2000. The warrant also provides for cashless exercise. The warrant contains antidilution protection and "piggyback" registration rights applicable to the common stock issuable upon exercise of the warrant. As of June 30, 1998 no warrants were exercised.

         In March 1998, the Company issued a warrant to entrenet Group, LLC to purchase 10,435 shares of Common Stock at $5.75 per share as a consulting fee. The warrant expires on March 11, 2003. The warrant has antidilution provisions and "piggyback" registration rights applicable to the common stock issuable upon exercise of the warrant. In September 1998, the Company issued an additional warrants to purchase 8,333 shares of common stock at $2.40 per share exercisable through September 2003 upon termination of this agreement.

         The Company obtained a call option on 397,684 shares of its common stock in fiscal 1996 in connection with the surrendering of the assets to the seller of a previously acquired company. The call option allowed the Company to purchase the shares at $.25 per share through October 5, 1998. In March 1998, the Company entered into an agreement with the shareholder to assign the options to third parties. As of June 30, 1998, the Company sold the call options for net proceeds of approximately $1.2 million.

  NOTE 9.  INCOME TAXES

         At June 30, 1998 and 1997, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $21 million and $12 million, respectively. Annual utilization of the loss carryforwards is subject to significant limitations due to changes in the Company's ownership, which could result in little or no benefit being derived from these carryforwards. Future changes in ownership could further reduce the annual availability of these benefits. If unused, the carryforwards will expire beginning in 2008.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred taxes are as follows:

                                                                 June 30,
                                                          1998             1997
                                                          ----             ----
Deferred tax assets
    Net operating loss carry-forwards ........     $ 8,125,000      $ 4,388,000
    Depreciation .............................           4,000           (3,000)
    Inventory reserves .......................          47,000           31,000
    Allowance for bad debts ..................          (8,000)           6,000
    Other ....................................          60,000           28,000
                                                   -----------      -----------
                                                   $ 8,228,000      $ 4,450,000
    Valuation allowance ......................      (8,228,000)      (4,450,000)
                                                   -----------      -----------
Net deferred tax asset .......................     $      --        $      --
                                                   ===========      ===========

         The Company has recorded a full valuation allowance on its net deferred tax assets based on current evidence which indicates that it is not considered more likely than not that these benefits will be realized. The valuation allowance increased during fiscal 1998 and 1997 by $3,778,000 and $324,000 respectively, due to additional losses for which no tax benefits were recorded.

         The Company has not completed federal income tax filings for fiscal years 1996 and 1997 and intends to take the steps required to complete the tax filings as soon as practicable.

NOTE 10.  EMPLOYEE BENEFIT PLAN

         In April 1994, the Company established a qualified Section 401(K) Savings Plan. The Plan allows eligible employees to contribute up to 15% of their salaries on a pre-tax basis. The Company did not make any contributions to the Plan during fiscal year 1998 or 1997.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

         The Company leases its office facilities under two operating lease arrangements, wherein product development is located in Colorado under a month to month lease at $1,400 per month. In September 1997, the Company executed a five-year lease term for its primary office space in Emeryville, California. Rental payments commenced October 1, 1997 at the initial rental rate of $9,942 per month and are currently at $11,126 per month following a recent move within the facility. The leases contain certain provisions for rental adjustments. In addition, the leases require the Company to pay property taxes, insurance and normal maintenance costs. Rent expenses were $119,000 and $74,000 during fiscal years 1998 and 1997. Future minimum lease commitments (including twelve months of rent for the Colorado facility lease for fiscal year 1999 only) are $146,000 in fiscal 1999, $137,000 in 2000, $143,000 in 2001, $148,000 in 2002, and
$38,000 in 2003.

         Through June 30 1998, the Company has entered into four agreements, which include various marketing, distribution and CDPD service purchase terms. The agreement with AT&T Wireless includes purchase obligations for a term of three years, with automatic renewals of additional one-year terms if either party fails to give 90 days prior notice of termination at the end of term. The Company is obligated to maintain a minimum number of active CDPD addresses over the term of the agreement, or pay such addresses even if the Company has not resold the numbers to merchants. Based on the agreement of April 1, 1997, the Company is obligated to have minimum monthly CDPD billings of $4,500 beginning with the one-year anniversary of the agreement, $13,500 within 18 months and $20,250 within two years. The Company is currently in discussion with the carrier regarding modifications to the agreement to accommodate the Company's new distribution approach. The GTE Wireless minimum CDPD levels were eliminated with a contract amendment in September 1998. See "Note 14. Subsequent Events."

         As of June 19, 1998, the Company entered into an agreement with an investment banking firm to act as the Company's exclusive agent for purposes of structuring mergers, sale of assets or similar transactions involving a portion or substantially all of the business, assets or stock of the Company. Under the agreement, the Company is obligated to pay a cash retainer fee of $30,000 payable $5,000 a month for six months, reimburse reasonable out-of-pocket expenses and pay a "contingent fee" equal to three percent of the aggregate gross consideration received by the Company in connection with a transaction. The Company has secured its obligation under this agreement with substantially all assets of the Company.

         Under one of the Company's transaction processing agreements, the Company is required to pay 50 percent of the amounts due to the processor from the merchant which remain unpaid for 60 days.

         The Company agreed to file a registration statement with the SEC to register the Common Stock underlying the 6% Debentures within 75 days of July 22, 1998, (the "Initial Issuance Date"), and that it will respond to initial SEC comments within 15 days of receipt and any subsequent SEC comments within 10 days of receipt. In the event the registration is not effective with the SEC within 120 calendar days of the Initial Issuance Date, the Company is required to pay a cash penalty of two percent (2%) of the face amount of the 6% Debentures and thereafter an amount equal to three percent (3%) of the face amount for every thirty calendar days (or any fraction thereof) until the registration is effective. In the event the registration is not effective by the 180th day after the Initial Issuance Date, the Company can be required by the holders to redeem the 6% Debentures at 120% of face value, plus accrued interest to the date of redemption. The Company is obligated to pay all registration expenses (but not selling expenses) incurred in registering the shares for the holders of the 6% Debentures. See "Note 14. Subsequent Events."

         See Notes 12, 13, and 14 for additional commitments and contingencies.

NOTE 12.  LITIGATION

Securities Class Actions Settlements

     In September 1996, the Company agreed to terms in settlement of securities fraud litigation, pending since 1994, which was brought in connection with the Company's initial public offering in December 1993. The parties' agreement (the "Settlement Agreement") was filed in the United States District Court for the District of Colorado on January 15, 1997. By its order approving the settlement, the court certified a plaintiffs' settlement class and provided the mechanism for payment of claims. The Company contributed $10,000 to the total settlement fund of $2,150,000. The remaining portion of the settlement was contributed by certain underwriters of the Company's initial public offering and its former securities counsel. No objections to the Settlement Agreement were made. No potential class member opted-out of the settlement and all are bound by the release granted the Company. All claims against the Company in those consolidated cases were dismissed by final federal court order on September 4, 1997. No appeal was filed. Similar state court claims were dismissed by Colorado district court order dated October 9, 1997, and no appeals have been filed in that case.

     To resolve cross-claims asserted by the underwriters in the litigation, the Company agreed to issue a total of 600,000 shares of Common Stock valued at approximately $94,000 upon the effective date of the Settlement Agreement, which was April 26, 1997. The shares issued under this settlement become saleable under SEC Rule 144 commencing on April 26, 1998. The Company has agreed to register such shares upon demand of holders of not less than 25% of the shares, however, a substantial number of the shares have been sold under Rule 144 as of June 30, 1998

     Further, on September 17, 1997, the Company agreed to entry of a consent judgment against it and in favor the sole shareholder of an underwriter, in the amount of $60,000 payable over a three year period.

Settlement with Consultant

     In July 1997, the Company executed a two-year agreement effective as of April 1, 1997 for consulting services. In addition to monthly cash compensation, the consultant received a $50,000 two-year convertible note with 10% interest per annum. The note was convertible into Common Stock at $.40 per share, for a total of 125,000 shares issuable upon conversion of the principal amount of the note. A dispute arose between the consultant and the Company and the consulting agreement was terminated by the Company as of the end of August 1997. The Company settled the dispute in January 1998, which resulted in a $60,000 payment (including amounts previously paid to the consult prior to termination) for all services rendered. As part of the settlement, an adjustment to the conversion terms of the promissory note was made reflecting that all principal and accrued interest on the note could be converted to 75,000 shares of the Company's Common on or before April 1, 1998. The note was converted and the shares were issued as "restricted securities" as defined under Rule 144 under the Securities Act of 1933, as of January 26, 1998. The shares became saleable under Rule 144 commencing on April 1, 1998.

Settlement of Claims of Certain Noteholders

     From April through June 1997, the Company issued a total of $185,000 of Demand Notes payable in full on or before April 11, 1998 (the "Demand Notes"). The principal and accrued interest on the Demand Notes became convertible into shares of the Company's Common Stock as of November 1, 1997 at prices of $.35 per share (as to $75,000 of the Demand Notes) and $.50 per share (as to $110,000 of the Demand Notes). Commencing on November 3, 1997, the Company began receiving conversion demands from the Noteholders and as of November 14, 1997, holders of $135,000 of the Demand Notes had demanded conversion of their Demand Notes into "free trading" Common Stock. The Noteholders claimed that their right to free-trading stock arose out of certain oral representations made at the time of issuance of the Demand Notes, the fact that no "restricted securities" legends were imprinted on the documents evidencing the Demand Notes and no other written advice as to the "restricted" nature of the shares underlying the Demand Notes was given to them at the time. The complaining Noteholders were asserting damages based on a market price for the Company's Common Stock in the $8.00 per share range as of the November 1, 1997 time period. The holder of the remaining $50,000 Demand Note (which was convertible at $.50 per share) did not assert any claims against the Company in connection with his purchase of the Demand Note.

     Rather than incur the expense and risks of litigation, the Company settled the complaining Noteholders' claims by issuing 1.4 times the number of shares originally issuable as principal and interest on the Demand Notes purchased by the complaining Noteholders (plus an additional 11,000 shares to one Noteholder who purchased $50,000 of the Demand Notes), and providing the Noteholders with certain guarantees as to the amount for which the shares can be resold and a "put" which allows the Noteholders to require the Company to repurchase any restricted shares remaining unsold at the end of the one year period after the shares become saleable under SEC Rule 144, as described in detail below. The shares issued upon conversion of the Demand Notes are "restricted securities" as defined under SEC Rule 144, but will become saleable pursuant to Rule 144 one year from the date the converted Demand Note was purchased by the Noteholder. A total of 525,800 shares have been issued to the complaining Noteholders upon conversion of their Demand Notes which will be subject to the guarantee and put agreements. The holder of the other $50,000 Demand Note has been given the enhanced conversion rate (of 1.4 times the number of shares originally issuable) and received 154,000 shares upon conversion of his Demand Note; the shares are not entitled to the guarantee or put.

     The guarantee provision of the settlement agreement allows the former Noteholders to recover the difference between the guarantee price (which is $3.00 per share as to 360,800 of the shares and $4.29 per share as to the remaining 165,000 shares issuable upon conversion of the Demand Notes) and the gross amount the Noteholder receives upon a sale of the shares. The guarantee is operative at any time during the one year period commencing on the date the shares become saleable under SEC Rule 144. The Company is obligated to pay the amount due within thirty days of receiving a demand, accompanied by documentation confirming the sale. Under the "put" provision of the settlement agreement, the former Noteholders will have a five day period commencing on the date one year from the date the shares become saleable under SEC Rule 144 (or the first business day thereafter if such day is a day on which the stock markets are closed) during which the former Noteholders may "put" any restricted shares remaining unsold by them at the time back to the Company. Upon exercise of the put, the Company must either (1) purchase the shares for the put price (which is $3.00 per share for 360,800 of the shares and $4.29 per share for 165,000 of the shares) or (2) require the shareholder to sell the shares into the market, with the Company making up the difference between the put price and the gross amount received by the shareholder upon such sale, within 15 days after receipt of written notice and documentation confirming the sale.

     As a result of the above settlement, the Company recorded approximately $1,353,000 as litigation settlement expense in fiscal 1998. The shares originally issuable upon conversion of the notes and the additional shares resulting from the settlement are subject to the guarantee and "put" provisions and are reflected as Redeemable Common Stock. The originally issuable shares are reflected at their conversion value adjusted for the value attributable to the guarantee and "put" provisions. In the event redemption of such shares becomes probable and the actual redemption amount is in excess of the carrying amount, such excess amount will be recorded as litigation settlement expense. The additional shares are reflected at their redemption value. As of June 30, 1998, approximately 128,000 shares subject to the guarantee and "put", with a carrying value of $232,000 remained outstanding and have a maximum redemption value of approximately $384,000 prior to any reduction for amounts the holder may receive upon the sale of such shares.

     On July 2, 1997, the Company also issued a promissory note in the amount of $16,825 to one of the investors who purchased the Demand Notes. This note was due and payable in full as of July 30, 1997 and bore interest at a default rate of 18% per annum if not paid when due. In return for the investor's agreement not to require the Company to pay the note when it came due, the investor claims that a representative of the Company promised that the Company would treat the note the same as the other Demand Notes and convert it to Common Stock on the same terms. In conjunction with the Demand Note settlement with this investor, the Company agreed to convert all amounts owing as principal and interest by it under this note to a total of 18,507 shares of Common Stock. The shares issued upon conversion of this note are not entitled to the guarantee or put described above.

 Dispute with Supplier

         In April of 1995, the Company entered into an agreement with a supplier to supply modems for CDPD products. In October 1996, the supplier asserted a claim for payment of product sold under that agreement in the amount of approximately $60,000. The Company asserted the supplier delivered defective product, which caused damages to the Company in excess of the amount being claimed. The Company agreed to settle the dispute by paying $50,000 over the sixty-day period commencing June 30, 1998.

NOTE 13.  RELATED PARTIES

Transactions with Cardservice International, Inc.

         A director of the Company is also an officer of the Company's largest customer, Cardservice International, Inc. ("CSI"). Another officer and director of the Company is a "nonvoting" director of CSI. Sales to CSI approximated $178,000 and $698,000 in fiscal 1998 and 1997, respectively.

         During fiscal 1996, CSI purchased $162,500 of raw materials on behalf of the Company in exchange for 142,544 shares of common stock issued subsequent to June 30, 1996 at 150% of the then current fair market value plus registration rights after one year on all stock owned by CSI. This transaction increased CSI's ownership in the Company from 2% to 5%. At June 30, 1998, CSI had completely divested its stock interest in the Company. Additionally, the Company provides sales rebates to CSI on POS-50(R) units sold by CSI to end users of product built with the raw materials purchased using the amounts advanced from CSI. As of June 30, 1998, a total of $64,000 was paid under the agreement.

Transactions with Liviakis Financial Communications, Inc.

         In July of 1997, the Company entered into a Consulting Agreement with Liviakis Financial Communications, Inc. and its affiliates ("LFC") pursuant to which LFC provides the Company with financial and business consulting and public and investor relations services. The Company was obligated to pay Liviakis consulting fees of $10,000 in cash and 300,000 shares of its Common Stock over the one-year term of the Consulting Agreement. Pursuant to the Consulting Agreement, the Company must also pay LFC cash equal to 2.5% of the gross proceeds received in any direct financing located for the Company by LFC.

         The Company also sold a total of 3,500,000 shares of Common Stock and warrants to purchase up to an additional 1,600,000 shares of Common Stock exercisable at $.01 per share to two LFC affiliates in August 1997 for $500,000 in cash. Pursuant to this transaction, LFC and these affiliates became significant shareholders of the Company. The Common Stock issued (and issuable pursuant to the Consulting Agreement and upon exercise of the warrants) to LFC and its affiliates carries certain registration rights. The warrants provide that if for any reason the Company does not issue shares upon exercise, the Company is required to repurchase the warrants for the difference between the $.01 exercise price and the then-current market price of the common stock.

         Since the LFC related financing transaction and the LFC Consulting Agreement were entered into by the Company at approximately the same time, the Company has treated these transactions as one transaction for accounting purposes. Based on the fair market value of the Common Stock as determined by an independent valuation, the initial 3,500,000 shares of Common Stock and warrants for 1,600,000 shares of Common Stock issued in the transactions, net of cash proceeds received, were valued at approximately $1,285,000 and recorded as prepaid consulting services. The consulting services are amortized on a straight-line basis over the term of the Consulting Agreement commencing with the July 25, 1997 effective date of the agreement. The warrants are classified as redeemable securities as a result of the repurchase provisions described above. The 300,000 shares which are issuable over the term of the contract are being valued as such shares vest, and resulted in an additional $1,085,000 in consulting expenses during fiscal 1998.

         In  connection  with  the  closing  of the  sale  of  $3,060,000  of 8%
Convertible Debentures, the Company paid LFC $76,500 in December 1997. In conjunction with the July 1998 closing of the sale of $2,000,000 of 6% Convertible Subordinated Debentures Due July 21, 2000, LFC earned $50,000, as its finder's fee. See "Note 14. Subsequent Events."

         Pursuant to the agreements, LFC and/or its affiliates were granted the right to appoint certain officers and directors of the Company.

         Between October 14 and November 30, 1997, the Company received several bridge loans from LFC in the total amount of $475,000. The Company was obligated to pay LFC interest on the amount borrowed at the rate of 9% per annum. The Company paid LFC the amount due on these loans, with interest at the stated rate, from the proceeds of the sale of the 8% Convertible Debentures sold on December 10, 1997.

         On June 30, 1998, the Company and LFC agreed to extend their consulting relationship through the entry of a new consulting agreement covering the period from August 1, 1998 through March 15, 1999 (the "New LFC Agreement"). The terms of the New LFC Agreement are substantially the same as the original LFC
Agreement. For services to be rendered under the New LFC Agreement, LFC is to receive 290,000 shares of Common Stock, issuable as a signing bonus upon execution of the New LFC Agreement. The Common Stock issuable to LFC under the new Consulting Agreement carries certain registration rights. In conjunction with the entry of the New LFC Agreement LFC agreed to a further lock-up of all shares, owned by LFC and its affiliates, pursuant to which they will not be able to sell such shares before February 1, 1999, even though certain of those shares were included in the Registration Statement which became effective August 7, 1998.

Transactions with entrenet Group, LLC

         In June 1997, the Company entered into a consulting agreement with entrenet Group, LLC ("entrenet"), for purposes of assisting the Company in strategic planning, the creation of a detailed business and marketing plan and in locating financing sources. For its services, the Company issued a $150,000 convertible promissory note to entrenet, with interest payable at 10% per annum, due in full on or before June 2, 1998. At entrenet's election, the principal and interest converted into 328,750 shares of Common Stock of the Company during the year ended June 30, 1998, at $.50 per share. In addition, the Company was obligated to pay entrenet a finder's fee of 8% for any direct financing it located for the Company, payable in Company securities identical to what for that $500,000 financing. During 1998, the Company and entrenet were in discussions over the interpretation of the provisions specifying the consideration payable to entrenet as its finder's fee for locating LFC. The matter was resolved in November 1997, whereby the Company agreed to issue entrenet a total of 280,000 shares of its Common Stock issuable to it under the note and as payment of the finder's fee. Those shares were issued in April 1998 and included in the Registration Statement, which became effective August 7, 1998.

         As of March 12, 1998, the Company entered into an agreement with entrenet to provide business and financial consulting services to the Company and to assist the Company in locating additional financing. The term of the agreement is for six months from March 12, 1998 and renews for additional six-month terms unless at least 60 days notice is given to terminate the agreement prior to the end of a term. For its advisory services under the agreement, entrenet earned a fee of $60,000 plus interest that was paid in July 1998. In addition, entrenet received a Common Stock Purchase Warrant to purchase 10,435 shares at $5.75 per share, exercisable until March 11, 2003. The shares issuable pursuant to the warrant carry certain piggyback registration rights. Upon the consummation of any financing transaction entered into by the Company during the term of the agreement (with the exception of financings from certain identified, excluded sources) or for two years after termination with respect to any financing obtained from a source introduced to the Company by entrenet, entrenet is entitled to receive cash compensation as follows: for debt financings, 2% of the total amount of the financing, payable in cash or in the form of a 10% note due in one year; for equity financings, 7% of the total gross financing proceeds

(payable in cash), unless there is a licensed investment banker entitled to receive compensation as a result of the transaction, in which case the amount payable to entrenet is reduced to 2 1/2% of the gross proceeds (payable in cash), plus a five year Common Stock purchase warrant which entitles entrenet to purchase that number of shares of Common Stock equal in value (as determined by a defined fair market price) to the full amount of compensation payable to entrenet in cash, at a per share exercise price equal to the then current market value of the Common Stock (as defined); for mergers and acquisitions, 5% of the total consideration paid or received in the transaction (payable in cash), unless there is a licensed investment banker entitled to receive compensation as a result of the transaction, in which case the amount payable to entrenet is reduced to 3% (payable in cash) of such consideration, plus a five year Common Stock purchase warrant which entitles entrenet to purchase that number of shares of Common Stock equal in value (as determined by a defined fair market price) to the full amount of compensation payable to entrenet in cash, at a per share exercise price equal to the then current market value of the Common Stock (as defined). If entrenet assists the Company in locating an executive-level candidate who is hired by the Company, entrenet is entitled to receive a fee equal to 30% (payable in cash) of the candidate's total first year compensation. The Consulting Agreement was terminated in September 1998. The Company agreed to pay the remaining fees to entrenet of $20,000 and has agreed to issue a Common Stock Purchase Warrant for 8,333 shares exercisable at $2.40 per share until September 11, 2003. The shares issuable on exercise of this warrant carry certain registration rights.

Transactions with ADATOM, Inc.

         During fiscal 1998, the Company purchased furniture and equipment in the approximate amount of $200,000 through a company owned by a director of the Company.

NOTE 14. SUBSEQUENT EVENTS

     In July 1998, the Company issued a warrant to RBB Bank Aktiengesellschaft to purchase 20,000 shares of Common Stock at $4.375 per share, exercisable through September 9, 2001. The warrant was issued in consideration for RBB Bank's $250,000 loan to the Company. The warrant contains antidilution provisions and "piggyback" registration rights applicable to the common stock issuable upon exercise of the warrant.

     On July 27, 1998, the Company completed a private offering of $2,000,000 of 6% convertible subordinated debentures due July 21, 2000 and Common Stock
Purchase Warrants exercisable to purchase 100,000 shares of common stock exercisable at $4.50 per share until July 21, 2001. The net proceeds to the Company from the offering were approximately $1.8 million. In addition, the company issued three year, 60,000 Common Stock purchase warrants exercisable at $4.50 per share as part of the finders's fee on this transaction. The Company used approximately $250,000 of the proceeds to pay existing notes payable and used the balance of the proceeds as working capital. A holder of the Series A Preferred Stock purchased $1,000,000 of the Debentures. The Company has agreed to register the shares of Common Stock issuable upon conversion of the debentures and exercise of the warrants with the SEC. Failure of the Company to obtain an effective registration of the shares by November 19, 1998, entitles the holders to a cash penalty of 2% of the face amount of the debentures. Each further 30-day delay (or any part of a 30-day delay) incurs a 3% cash penalty. Failure to have the shares registered by January 18, 1999, entitles the holders to require the Company to redeem the debentures at 120% of face value, plus accrued interest to the date of redemption. All costs of the registration (other than selling costs) are to be borne by the Company. The debentures include an "in the money" conversion feature which allows the holder to convert to common stock at an initial discount of 20%, as defined. The Company has also agreed to increase the discount rate by 2% if the Company is unable to obtain an effective registration statement on such shares within 120 days from the issue date and an additional 3% for every 30-day period thereafter until the registration statement is effective. In the event the registration statement is not effective within 180 days, the holders can require redemption by the Company at an amount equal to 120% of the face value, plus accrued interest. The value of the "in the money" conversion feature will be recognized as interest expense in fiscal 1999.

         On August 7, 1998, the Company registered 7,240,356 shares of Common Stock for sale solely by certain security holders. This offering resulted in no proceeds to the Company. All costs relating to the registration, estimated to be approximately $140,000, were borne by the Company.

         On August 21, the Company granted options to its new Chief Executive Officer to purchase 1,000,000 shares of the Company's Common Stock at $3.438 per share, the estimated fair market value at date of grant. In November 1998, the Company and Mr. Peirce agreed to cancel the original 1,000,000 share option and the Company granted Mr. Peirce an option to purchase 1,300,000 shares of the Company's Common Stock, exercisable at $2.563 per share, the estimated fair market value at date of grant, for ten years from November 23, 1998.

         On September 9, 1998, the Company amended its GTE Wireless CDPD agreement to removed any minimum service billings and established new IP address pricing for merchants acquired under the agreement.

         On September 22, 1998, the Company borrowed $1,300,000 from Liviakis Financial Communications, Inc. through a note payable, which is due January 1, 1999, and bears interest at 8% per year. The Company used $1 million of the proceeds to redeem $833,000 of its Series A Convertible Preferred Stock. Substantially all available tangible and intangible assets of the Company secure the note. The Company paid 120% of face value for the redemption. The security holders participating in this redemption also agreed to a specified conversion schedule over the following three months. The participating investors, representing approximately 1,342,000 shares of the remaining Series A Preferred Stock have agreed to hold their Series A Preferred shares until at least October 15, 1998. Following October 15, 1998, one-third of the Series A Preferred shares may be converted to Common Stock on each of October 15, November 15, and December 15 of 1999, respectively. As an incentive to these investors, the Company has agreed to issue Common Stock purchase warrants exercisable to purchase that number of shares of Common Stock equal to five percent of the number of shares of Series A Preferred Stock held by the participating investor at the end of each period, exercisable at 110% of the five-day average bid price prior to the date of issuance for three years from the date of issuance. The Company also increased the dividend rate from four to eight percent on the balance of the Preferred Stock held. The amounts paid in excess of the face value of the preferred shares redeemed and the fair value of the warrants issued to the investors reduces earnings available to common shareholders.

         On September 30, 1998, the Company and CSI entered into a non-binding Letter of Intent to form a non-exclusive strategic partnership. CSI may also make an equity investment of $1,000,000 in the Company through a direct purchase of restricted shares of common stock. In a related transaction, an officer and shareholder of CSI, may make a separate investment of $1,000,000 in the Company through direct purchase of restricted shares. The shares are to be issued at a discount of 10% from the average three-day closing price ($3.208) prior to the date of entry of the Letter of Intent, assuming the purchase agreements are completed in a timely manner.

         On October 28, 1998, the Company borrowed $500,000 from the CEO and 50% owner of Cardservice International, Inc. The note bears interest at 8% per annum and is payable in full on the earlier of the receipt by the Company of proceeds from the sale of the Company's Common Stock to this individual or January 1, 1999. In consideration for the loan, the Company also agreed to issue a Common Stock Purchase Warrant exercisable to purchase 25,000 shares of Common Stock at $3.038 per share through October 27, 2001.

NOTE 15.  UNAUDITED RESTATED QUARTERLY FINANCIAL INFORMATION

        As discussed in Note 8, the Company granted an option to purchase 600,000 shares of common stock and subsequently agreed to pay to the employee any additional income taxes which the employee may incur as a result of the option being a non-qualified stock option as compared to an incentive stock option. Due to this agreement, the stock options, which the Company had previously accounted for based on the fair value as of the grant date, are being accounted for as variable options resulting in an additional $1,327,000 of non-cash compensation expense in fiscal 1998. The Company's previously reported balance sheet and statement of operations are being restated to reflect this accounting.

         As discussed in Note 12, the Company settled claims of certain noteholders regarding the tradability of shares to be issued upon conversion of their notes. The settlement included the issuance of additional shares as well as a guarantee and put feature. The Company is restating its previously reported quarterly statements of operations to increase the initial value used to account for the settlement to include the value of the guarantee and put feature estimated to be approximately $430,000. In addition, the Company is also restating its previously reported interim balance sheets to reflect the settlement as an accrued expense in the amount of $1,353,000 as of March 31, 1998 instead of equity as previously reported.

         As discussed in Note 13, the Company entered into certain financing and consulting transactions with LFC that included the issuance of common stock. The Company valued the shares as of the date of the agreement although such shares were issued throughout its term as services were being performed. The Company is restating its previously reported quarterly statements of operations to record an additional $847,000 of consulting expense during fiscal 1998 based on the value of the common stock at the dates of issuance. The Company also issued 1,600,000 warrants to LFC in connection with this transaction. The warrants provide that if for any reason the Company does not issue shares upon exercise, the Company is required to repurchase the warrants for the difference between the $.01 exercise price and the then-current market price of the common stock. As such, the warrants should be classified as redeemable securities. The Company's previously reported interim balance sheets are also being restated to properly reflect this transaction.

Unaudited quarterly financial information is presented below.

                                                                                        For the quarter ended
                                                                    September 30,    December 31,      March 31,       June 30,
                                                                         1997            1997            1998            1998
                                                                      (restated)      (restated)      (restated)

         Statement of operation data:
         Revenues ..............................................   $    270,000    $    116,000    $    252,000    $    271,000
         Cost of revenues ......................................        176,000          61,000         115,000         556,000
                                                                   ------------    ------------    ------------    ------------

         Gross profit (loss) ...................................         94,000          55,000         137,000        (285,000)
                                                                   ------------    ------------    ------------    ------------
         Operating expenses:
         Selling, general and administrative ...................      1,288,000       2,853,000       2,518,000       1,748,000
         Research and development ..............................         95,000          78,000          78,000          44,000
         Litigation expense ....................................           --              --         1,353,000            --
         Total operating expenses ..............................      1,383,000       2,931,000       3,949,000       1,792,000
                                                                   ------------    ------------    ------------    ------------

         Loss from operations ..................................     (1,289,000)     (2,876,000)     (3,812,000)     (2,077,000)
         Other expense, net                                             (24,000)       (245,000)       (604,000)        (73,000)
                                                                   ------------    ------------    ------------    ------------

         Net loss ..............................................   $ (1,313,000)   $ (3,121,000)   $ (4,416,000)   $ (2,150,000)
                                                                   ============    ============    ============    ============

         Basic and diluted loss per share ......................   $       (.17)   $       (.34)   $       (.48)   $       (.20)
                                                                   ============    ============    ============    ============

         Weighted average common shares ........................      7,770,000       9,209,000       9,281,000      11,243,000
           outstanding basic and diluted .......................   ============    ============    ============    ============


         Balance sheet data:

         Current assets ........................................   $  1,663,000    $  3,078,000    $  1,596,000    $    726,000
         Total assets ..........................................      1,720,000       3,654,000       2,334,000       1,565,000
         Current liabilities ...................................      1,961,000       3,661,000       6,284,000       3,693,000
         Total liabilities .....................................      2,006,000       6,369,000       6,329,000       3,738,000
         Redeemable common stock and warrants ..................        560,000         560,000         560,000         372,000
         Stockholders' (deficit) equity ........................       (846,000)     (3,275,000)     (4,555,000)     (2,545,000)

Reconciliation of previously reported amounts:
                                                                   September 30,    December 31,      March 31,
         Net loss: .............................................       1997            1997             1998

         As reported ...........................................   $   (806,000)   $ (1,757,000)   $ (3,302,000)
         Adjustment ............................................       (507,000)     (1,364,000)     (1,114,000)
                                                                   ------------    ------------    ------------
         As restated ...........................................   $ (1,313,000)   $ (3,121,000)   $ (4,416,000)
                                                                   ============    ============    ============

         Basic and diluted net loss per share:

         As reported ...........................................   $       (.10)   $       (.19)   $       (.36)
         Adjustment                                                        (.07)           (.15)           (.12)
                                                                   ------------    ------------    ------------
         As restated ...........................................   $       (.17)   $       (.34)   $       (.48)
                                                                   ============    ============    ============

         Stockholders' (deficit) equity:

         As reported                                               $    327,000    $   (737,000)   $     16,000
         Adjustment                                                  (1,173,000)     (2,538,000)     (4,571,000)
                                                                   ------------    ------------    ------------
         As restated ...........................................   $   (846,000)   $ (3,275,000)   $ (4,555,000)
                                                                   ============    ============    ============

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth information with respect to the directors and executive officers of the Company.

Name                                Age             Principal Occupation                    Director Since
----                                ---             --------------------                    --------------
     Roger Peirce                   57               Chief Executive Officer                 July 1998
                                                       and Chairman of the Board
                                                       of the Company

     Rod L. Stambaugh               38               President of the Company                August 1991

     Richard S. Barton              49               CEO and President of                    December 1997
                                                      ADATOM, Inc.

     Caesar Berger                  51               Vice President - Cardservice            December 1995
                                                      International, Inc.

     Chester N. Winter              67               General Partner of Colorado             February 1994
                                                      Incubator Fund, L.P.

     Alvin C. Rice                  74               Senior Associate -                      June 1998
                                                      entrenet Group, LLC

     Charles T. Russell             68               Business Consultant                     September 1998

Information on each of the Company's Executive Officers and Directors is set forth below:

     Roger L. Peirce. On August 21, 1998, Mr. Peirce became the Chief Executive Officer and Chairman of the Board of the Company. Mr. Peirce joined the Company as a director as of July 22, 1998. Mr. Peirce has been in the credit card and electronic commerce industry for 17 years. He was with First Data Corporation ("FDC"), the largest credit card processing company in the United States, from January, 1994 until June, 1998, where he served most recently as president of FDC's Merchant Services Organization. Prior to joining FDC, Mr. Peirce spent 13 years at VISA, commencing in 1981 as manager of software development. He worked at VISA in various capacities and in 1989, became its Chief Operating Officer. In 1991, Mr. Peirce moved from VISA USA to VISA International and thereafter served on all five VISA Regional Boards. Mr. Peirce is a non-voting member of the Board of Directors of Cardservice International, Inc. See "Certain Relationships and Related Transactions-Transactions with Cardservice International, Inc." Mr. Peirce attended San Jose State University where he earned a B.A. in Mathematics.

     Evon A. Kelly. Mr. Kelly was Chief Executive Officer of the Company from August 1997 to August 1998. He resigned as an officer and director of the Company effective as of August 21, 1998, but remains an employee of the Company under a one year employment agreement at his former rate of compensation.

     Rod L. Stambaugh. Mr. Stambaugh served as Chief Executive Officer of the Company from October 1996 until August 1997, and became President when Mr. Kelly joined the Company. He was Vice President in charge of marketing and business development for the Company from 1991 through October 1996. Mr. Stambaugh was also the Corporate Secretary from September 1995 until October 1996. Mr. Stambaugh is one of the founders of the Company. Mr. Stambaugh served on the Company's Board of Directors from July 1991 through October 1994, rejoining the Board as Chairman in July 1995. Mr. Stambaugh graduated from Baker University in 1982 with a B.S. degree in Psychology, and a minor in Business Administration.

     Richard S. Barton. Mr. Barton is Chairman, Chief Executive Officer and President of ADATOM, Inc., a California corporation which markets and sells retail and shopping solutions, including electronic catalogues and stores. See "Certain Relationships and Related Transactions - Transactions with ADATOM, Inc." He completed a Sloan Fellowship at Stanford University in Palo Alto, California from September 1995 through September 1996. From October 1993 through August 1995, Mr. Barton was a corporate vice president and president of Xerox' United States Customer Operations. From 1991 until October 1993 Mr. Barton was President of Xerox Canada, Inc. Mr. Barton holds a Master's degree in Business Management from Stanford University. Mr. Barton also serves on the boards of Avon Products, Inc., and the United States Chamber of Commerce.

     Caesar Berger. Mr. Berger is a senior Vice President of Cardservice International, Inc. where he is responsible for the Technology Group. Mr. Berger joined Cardservice International in August of 1994. Prior to that, Mr. Berger served for more than ten years as President, and was the founder of, Computer Based Controls, Inc., a wholly owned subsidiary of Electronic Clearing House Inc. Mr. Berger was a principal on the American Express Money Order project, which resulted in the deployment of over 17,000 of the Money Order dispensers operating today in over 10,000 retail locations nationwide. Mr. Berger graduated in 1970 from Lvov Polytech Institute with the equivalent of an M.S. degree in Electronics and Computer Science.

     Chester N. Winter. Mr. Winter is a general partner of Colorado Incubator Fund, L.P., a venture capital fund which invests in early stage high technology enterprises including software, materials, medical and bio-technology; a position he has held since 1991. Since March 1993 he has also been Vice President of Paradigm Partners, LLC, a consulting company. From February 1994 until September 1995 he served as Chairman of Highland Energy, Inc., a subsidiary of Eastern Utility Associates. He holds B.A. and M.S. degrees in Economics from the University of Colorado and has completed the Owner/President Management Program at Harvard University Graduate School of Business.

     Alvin C. Rice. Mr. Rice is currently affiliated with entrenet Group, LLC, as a senior associate. He has been with entrenet since January 1998. He became a director of the Company on June 1, 1998. His career in banking, investment banking and commercial business management has spanned over 40 years. He served as Chairman of California Bancorp Systems, Inc. from January 1994 until December 1997 and as Chairman of the First National Bank of Marin from 1989 until December 1993. Mr. Rice has also served as a Director of Memorex Corporation, Fairchild Camera & Instrument Co., and the Montreal Trust Company. He is a cum laude graduate Phi Beta Kappa graduate of Stanford University from which he received a B.A. degree. He attended the Graduate School of Banking at the University of Wisconsin and Harvard's Advanced Management Program. See "Certain Relationships and Related Transactions - Transactions with entrenet Group, LLC."

     Charles T. Russell. Mr. Russell had a distinguished 26-year career in the credit card and electronic commerce industry when he retired as CEO & President of VISA International in 1994, a post he held for 10 years. He joined VISA in January 1971 as vice president for operations, following that as senior vice president, executive vice president and president and COO of VISA U.S.A. He is currently on the Board of First Data Corporation, InfiCorp, CyberCash, Inc., E-Funds Corporation and Janol Hydro Co. Mr. Russell earned his Bachelor's degree in Business Administration, cum laude, from the University of Pittsburgh, and a Graduate degree from the Stonier Graduate School of Banking at Rutgers.

Board of Directors and Committees

     The Company has an audit committee, which consists of Messrs. Barton, Berger and Winter. Until the fiscal year ended June 30, 1998, the audit committee consisted of Messrs. Berger and Alan Roberts, a former director of the Company. The audit committee recommends engagement of the Company's independent accountants, approves services performed by such accountants, and reviews and evaluates the Company's accounting system of internal controls. The audit committee did not meet during fiscal year 1998; however, these issues were discussed by the full board. The Company does not have standing nominating or compensation committees. The Board as a whole performs the functions that these committees would perform.

     During fiscal year 1998, the Board of Directors held nine meetings and acted ten times by consent without a meeting. All directors attended more than 75% of the aggregate number of meetings of the Board.

Other Significant Executive Officers

     Other significant executive officers of the Company that are not also directors are:

         Name             Age   Position with the Company        Officer Since
         ----             ---   -------------------------        -------------
 Robert E. Robichaud      45    Chief Financial and Accounting   September 1997
                                Officer, Treasurer and
                                Assistant Secretary

 Clyde F. Casciato        43    Vice President, Sales            August 1997 *

 Raymond J. Mueller       57    Vice President, Operations       December 1997 *
------------------------
* Mr. Casciato left the Company on October 6, 1998.
  Mr. Mueller left the Company on September 15, 1998.

Business Experience of Significant Executive Officers

     Robert E. Robichaud. Since 1985 Mr. Robichaud has held several key financial management positions at Triad Systems Corp. including Director of Financial Planning and Analysis and most recently, Director of Finance. Triad Systems is a provider of software, hardware and information management solutions which recorded 1997 revenues in excess of $175 million. Triad Systems was a NASDAQ listed company and was acquired by Cooperative Computing Inc. on February 27, 1997. Mr. Robichaud received a Bachelors Degree in Economics from Fairfield University in 1976 and M.B.A. from Rutgers Graduate School of Business in 1978.

     Clyde F. Casciato. Since 1989, Mr. Casciato has held several management positions at AT&T Wireless Services, the wireless business unit of AT&T Corp., including Director of Sales and Marketing, District Manager - Major/National Accounts and most recently, Western U.S. Regional Sales/Distribution Manager - Wireless Data. Mr. Casciato played a key role in helping to establish AT&T Wireless Services as the market leader in the emerging wireless data (packet and circuit switched) business segment.

     Raymond J. Mueller. Mr. Mueller served as Director of Sales and Marketing for Nicor, Inc., a pneumatic tool company, from 1995 until joining the Company. From 1993 until joining the Company, Mr. Mueller was an independent consultant in the areas of strategic planning, team building, decision making and compensation matters. Prior to that, he was Director of Sales and Marketing for Wilson Learning Corp. from 1989 through 1993. He holds a Bachelors Degree in Economics from Xavier University.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons owning more than ten percent of a registered class of the Company's equity securities ("ten percent shareholders") to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) reports they file with the SEC.

        To the Company's knowledge, based solely on its review of the copies of such reports and amendments thereto furnished to the Company, and written representations that no other reports were required, the Company believes that during the Company's fiscal year ended June 30,1998, all Section 16(a) filing requirements applicable to the Company's officers, directors, and ten percent shareholders were met.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

     The following table shows all the compensation paid by the Company to its Chief Executive Officer (the "Named Executive Officer") during the fiscal years ended June 30, 1997 and 1998. Mr. Stambaugh, the Company's CEO at June 30, 1997, did not serve as CEO for the Company during the fiscal year ended June 30, 1996.

                                             Summary Compensation Table

====================================================================================================================
                                             Annual Compensation            Long Term Compensation
====================================================================================================================
   Name and Principal       Fiscal      Salary      Bonus       Other      Restricted   Securities     All Other
        Position             Year        ($)         ($)        Annual       Stock      Underlying     Compensa-
                                                               Compen-       Awards     Options (#)     tion ($)
                                                              sation ($)      ($)           (3)
====================================================================================================================

Rod L. Stambaugh,            1998      $113,333    $34,750       (2)          $-0-          -0-           $-0-
President (1)
                             1997      $ 79,881      $-0-        (2)          $-0-          -0-           $-0-

Evon A. Kelly,               1998      $131,250      $-0-        (2)          $-0-        600,000         $-0-
Chief Executive Officer


Robert E. Robichaud,         1998      $101,756    $10,417       (2)          $-0-        50,000          $-0-
Chief Financial and
Accounting Officer (1)

====================================================================================================================

(1) Mr. Stambaugh served as CEO from October 1996 until August 1997 when Mr. Kelly commenced service as CEO. Mr. Robichaud commenced service as of September 1997. The bonus amounts include $25,000 for Mr. Stambaugh and $10,000 for Mr. Robichaud which were accrued but not paid.
(2) No amounts are shown under "Other", as the aggregate incremental cost to the Company of personal benefits provided to the executive officer did not exceed 10% of his annual salary and bonus during the year.
(3) All options were granted under the 1992 Stock Option Plan, except those issued to Mr. Kelly, which are outside the Plan.

Option Grants in Fiscal Year Ending June 30, 1998

     As reflected in the following table, reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of any existing stock options owned by the Named Executive Officer and the year-end price of the Company's Common Stock.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

====================================================================================================================
          Name                Shares            Value          Number of Securities               Value of
                            Acquired on     Realized ($)      Underlying Unexercised        Unexercised In-the-
                           Exercise (#)          (1)           Options at FY-End (#)          Money Options at
                                                                  Vested/Unvested                FY-End ($)
                                                                                          Vested/Unexercisable(2)
====================================================================================================================
Rod L. Stambaugh              150,000         $672,750                5,000/0                    $22,800/$0
Evon A. Kelly                                                   240,000/252,000(3)            885,600/929,880
Robert E. Robichaud                                                18,500/31,500               13,690/23,310

====================================================================================================================

(1) Market value on the average traded price of the underlying shares of Company's Common Stock on the date of exercise less the exercise price.
(2) Represents the difference between $4.69, the average market price of the Company's Common Stock at fiscal year end, and the exercise price.
(3) Per employment agreement, only 492,000 of the 600,000 shares granted are eligible for exercise.

Director Compensation

     Directors who are not employees of the Company receive an annual stock option to purchase 20,000 shares of the Company's Common Stock. The grant is made pursuant to the Company's 1992 Stock Option Plan as of each director's anniversary date, with an exercise price equal to the market value of the underlying stock as of the date of grant. Options vest 25% on each six-month anniversary following the date of grant. This is the only arrangement for compensation of directors. A total of 80,000 stock options were granted to four non-employee directors during the fiscal year ended June 30, 1998.

Proposed Executive Bonus Plan

     Management of the Company is in the process of formulating a performance-based bonus plan for the Company's executive officers and key personnel, which may include provisions for cash bonus compensation as well as stock based compensation under the Company's 1992 Stock Option Plan or otherwise. Other than certain contingent bonus compensation that has been offered to certain executive officers of the Company as described below, and which is subject to adoption of criteria by the Board of Directors, the Board has not yet approved the parameters of such a bonus plan.

Employment Agreements and Change In Control Provisions

        Roger Peirce. The Company has an employment agreement with Roger Peirce, its current CEO and Chairman of the Board. Mr. Peirce will receive a salary of $75,000 per year plus reimbursement of certain customary business expenses. On August 21, the Company granted options to its new Chief Executive Officer to purchase 1,000,000 shares of the Company's Common Stock at $3.438 per share, the estimated fair market value at date of grant. In November 1998, the Company and Mr. Peirce agreed to cancel the original 1,000,000 share option and the Company granted Mr. Peirce an option to purchase 1,300,000 shares of the Company's Common Stock, exercisable at $2.563 per share, the estimated fair market value of the grant, for ten years from November 23, 1998. The Company will issue options to purchase 39,016 shares as incentive stock options under the Company's 1992 Stock Option Plan ("the Plan") and those options will be subject to all of the terms and conditions of incentive stock options issued under the Plan. The balance of the options will be issued outside the Plan as "non-qualified options" and will have the same exercise terms as the incentive options issued under the Plan but will expire on the earlier of September 1, 2002 or one year from the date Mr. Peirce ceases to serve the Company in any capacity, including as an employee, officer, director or consultant. All of the options vest immediately upon issuance but are subject to the Company's right to repurchase the shares at the price Mr. Peirce paid for them. The Company's right to repurchase the shares expires over a 48 month period at the rate of 2.08% of the shares per month. The repurchase rights of the Company terminate completely (thereby vesting Mr. Peirce's right in and to 100% of the shares) in the event of a change in control of the Company. Mr. Peirce has also been granted the option to purchase up to 200,000 shares of Common Stock owned by Mr. John M. Liviakis, a significant shareholder of the Company. Those options are subject to the same terms and conditions as the non-qualified stock options issued by the Company as of August 21, 1998.

     Evon A. Kelly. The Company presently has an employment  agreement with Evon
A. Kelly, its former CEO, pursuant to which Mr. Kelly receives $150,000 in cash compensation per year. Mr. Kelly has also been granted a non-qualified stock option to purchase up to 600,000 shares of the Company's Common Stock at $1.00 per share, exercisable as to 10% as of the date of grant (August 4, 1997) and vesting at the rate of 3% per month thereafter so long as Mr. Kelly remains in the employ of the Company. All options must be exercised within 10 years of the date of grant. All options immediately vest and become exercisable upon a change in control of the Company. The Company has agreed to indemnify Mr. Kelly for a portion of the tax liability differential between non-qualified stock option and incentive stock option tax treatment, when and if he should exercise his options and dispose of the shares. The Company has also agreed to register the shares underlying Mr. Kelly's option with the SEC on a Form S-8 registration statement as soon as practicable.

     Rod L. Stambaugh. The Company has an arrangement under which it pays Rod L. Stambaugh, its President, $130,000 per year. Mr. Stambaugh may also be granted bonus compensation and/or stock options as approved by the Board of Directors from time to time. It is anticipated that Mr. Stambaugh will be entitled to participate in any performance-based bonus plan approved by the Board of Directors. In November 1998, Mr. Stambaugh was granted options to purchase 100,000 shares of the Company's Common Stock at $2.563 per share, with a four-year vesting schedule of 25% per year.

     Other Executive Officers. The Company also has an employment arrangement with Robert E. Robichaud. Mr. Robichaud receives a salary of $125,000 per year and may be entitled to a performance bonus of up to $25,000 for fiscal year 1998, based on the performance of the Company. Mr. Robichaud is entitled to severance of one year's salary if he is terminated without cause. Mr. Robichaud was granted options to purchase up to 50,000 shares of Common Stock at $3.95 per share under the Company's 1992 Stock Option Plan, with a vesting schedule of 10% as of his date of hire (September 5, 1997) and 3% per month thereafter. In November 1998, Mr. Robichaud was granted options to purchase 50,000 shares of the Company's Common Stock at $2.563 per share, with a four-year vesting schedule of 25% per year. Pursuant to the Amended 1992 Stock Option Plan, all options granted to employees immediately vest and become exercisable upon a merger, acquisition, sale of all assets or other change in control of the Company.

Stock Option Plan

     General. The Company's Amended 1992 Stock Option Plan (the "Plan") was adopted for the purpose of granting employees, directors and consultants of the Company options to purchase Common Stock so that they may have the opportunity to participate in the growth of the Company and to provide these people with an increased incentive to promote the interests of the Company.

     Administration of the Plan. The Plan is administered by at least two disinterested members of the Board of Directors (the "Board") or the Board itself. The Board may from time to time adopt rules and regulations, as it deems advisable for the administration of the Plan, and may alter, amend or rescind any such rules and regulations in its discretion. The Board has the power to interpret, amend or discontinue the Plan.

     Grant of Options. Options may be granted under the Plan for a total of 2,680,000 shares of Common Stock. The Board of Directors increased the number of shares underlying options available to the Plan to 2,680,000 from 880,000 on August 6, 1997. This amendment was approved by shareholders at the Annual Meeting of Shareholders held February 6, 1998. Additional grants of options may be made only to employees, directors and consultants of the Company and any parent or subsidiary. The Board determines the terms of options granted under the Plan, including the type of option (which can be an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or a non-qualified stock option), the exercise price, the number of shares subject to the option, and the exercisability thereof. The Board also determines, at the time of grant, the period during which the option will be exercisable, subject to the limitations of the Plan. Unless otherwise provided at the time of grant, options to employees vest 10% at the time of grant and 3% per month thereafter. An option to purchase 20,000 shares at fair market value is automatically issued under the Plan to each non-employee director as of the director's anniversary date. Options granted to non-employee directors' vest 25% at each six-month anniversary thereafter. Information regarding presently outstanding options is set forth below.

     Terms and Conditions of Options. The Board may impose on an option any additional terms and conditions which it deems advisable and which are not inconsistent with the Plan. The exercise price of any stock option granted under the Plan must not be less than 100% of the fair market value of a share of Common Stock on the date of grant, except that as to an optionee who at the time an incentive stock option is granted owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price of such incentive stock option must be at least equal to 110% of the fair market value of the shares as of the date prior to the date of the grant. In addition, no incentive stock option can be granted to any employee where the aggregate fair market value of the shares (determined at the date of such option grant) for which such incentive stock options are exercisable for the first time in any calendar year exceeds $100,000. In connection with a merger, sale of all of the Company's assets, or other transaction which results in the replacement of the Company's Common Stock with the stock of another corporation, all granted options (including unvested options) become exercisable immediately prior to the consummation of the transaction, unless other provisions are made with respect to those options.

     Exercise of Options. An optionee may exercise less than the entire vested portion of an option, in which case such unexercised, vested portion shall continue to remain exercisable, subject to the terms of the Plan, until the option terminates. Vested options must be exercised within three months of an optionee's termination of employment with the Company.

     Federal Income Tax Consequences.
     --------------------------------

     Incentive Stock Options. The Company anticipates that all options granted under the Plan and treated by the Company as "incentive stock options," that is, a stock option described in Section 422 of the Code, will have the following anticipated (but not guaranteed) federal income tax consequences, among others: the optionee will recognize no income at the time of grant; upon exercise of the incentive stock option, no income will result to any party; if there is no disposition of the shares until a date that is both (i) two years from the grant of an incentive stock option and (ii) one year from its exercise, no amount will be ordinary income and, upon disposition in a taxable transaction, the employee will receive long-term capital gain or loss treatment equal to the difference between the amount realized and the option price; any gain realized upon a disposition other than as set forth above may result in ordinary income tax treatment to the optionee; generally, the Company receives no deduction in connection with the transaction; and, certain optionees may incur alternative minimum tax treatment under the Code upon exercise of an incentive stock option.

     Non-qualified Stock Options. The Company anticipates that all non-qualified stock options granted under the Plan will have the following anticipated (but not guaranteed) federal income tax consequences, among others: the optionee will recognize no income at the time of grant; upon exercise of the non-qualified stock option, the individual to whom the option is granted should be deemed to receive ordinary income at the time of exercise equal to the excess, if any, of the fair market value of the acquired shares at such time over the option price for such shares; if the shares acquired upon the exercise of a non-qualified stock option are disposed of in a taxable transaction, the individual disposing of such shares will have a realized and recognized capital gain or loss equal to the difference, if any, between the amount realized and the adjusted basis of such shares to the holder; such gain or loss will be long-term or short-term depending on whether or not such shares are held for longer than six months; and, the adjusted basis usually (but not always) will include the option price plus any ordinary income described above with respect to such shares.

Form S-8 Registration of Shares of Common Stock
-----------------------------------------------
Issuable Pursuant to Options Under the Plan
-------------------------------------------

     The Company registered 880,000 shares of Common Stock underlying options issuable under the Plan with the United States Securities and Exchange Commission (the "SEC") under a Form S-8 Registration Statement that was effective as of September 1995. The Company intends to file another registration statement on Form S-8 in the near future to register the additional shares issuable pursuant to the exercise of options that have been or may be issued under the Plan. In addition, the Company intends to register on Form S-8 the shares underlining option grants issued outside the Plan for approximately 1,300,000 shares of Common Stock for Mr. Roger Peirce and 492,000 shares of Common Stock for Mr. Evon Kelly.

Options Presently Outstanding Under the Plan

     As of August 31, 1998 there were a total of 636,867 options outstanding under the Plan, 340,317 of which were vested at that date. Of the total options outstanding at August 31, 1998, 226,867 were held by directors (two of whom are also officers of the Company), 155,617 of which were vested, 100,000 were held by other executive officers, 43,000 of which were vested, and 310,000 were held by employees or consultants of the Company, 141,700 of which were vested. The weighted average exercise price of all options outstanding under the Plan as of August 31, 1998, was $3.88.

ITEM 11. SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

     The following tables set forth certain information regarding the beneficial ownership of the Company's Common Stock and Series A Preferred Stock as of August 31, 1998, by (i) each Director, (ii) the Named Executive Officer and the current Chief Executive Officer, (iii) all persons, including groups, known to the Company to own beneficially more than five percent (5%) of the outstanding Common Stock of the Company, and (iv) all executive officers and directors as a group. A person (or group) is deemed to be a beneficial owner of Common Stock that can be acquired by such person or group within 60 days from August 31, 1998 upon the exercise of warrants, options or other rights exercisable for, or convertible into, Common Stock. As of August 31, 1998, there were a total of 12,361,548 shares of Common Stock and 3,060,000 shares of Series A Preferred Stock outstanding.

     Except as otherwise indicated, the address of each of the following persons is c/o U.S. Wireless Data, Inc., 2200 Powell Street, Suite 800, Emeryville, CA 94608.


                                           Certain Holders of Common Stock

                                                                       Shares of Common Stock
                                                                       ----------------------
                                                                       Beneficially Owned (1)
                                                                       ----------------------
                                                                          Number        Percent
                                                                            of            of
Name of Beneficial Owner                                                  Shares         Class
------------------------                                                  ------         -----
Roger L. Peirce.................................................       1,200,000 (2)     8.18%
Rod L. Stambaugh................................................         357,500 (3)      2.7%
Evon A. Kelly...................................................         312,000 (4)      2.3%
Richard S. Barton...............................................           5,000 (5)       *
Caesar Berger...................................................           8,750 (6)       *
Chester N. Winter...............................................         100,281 (7)      0.7%
Alvin C. Rice...................................................                 -0-       0%
Charles T. Russell..............................................                 -0-       0%
Robert E. Robichaud.............................................           24,500(8)       *
John M. Liviakis................................................       4,445,000 (9)     32.9%
  2420 "K" Street, Suite 220
  Sacramento, CA  95816
Robert B. Prag..................................................      1,865,000 (10)     13.8%
  2420 "K" Street, Suite 220
  Sacramento, CA  95816
Liviakis Group..................................................      5,720,000 (11)     42.4%
  2420 "K" Street, Suite 220
  Sacramento, CA  95816
entrenet Group, LLC.............................................        627,518 (12)      4.6%
  1304 Southpoint Boulevard, Suite 220
  Petaluma, CA  94954
RBB Bank Aktiengesellschaft.....................................      1,327,196 (13)      9.7%
  Burgring 16,
  8010 Graz, Austria
All directors and executive officers as a group (11 persons)....      2,169,562 (14)     14.2%
------------------

 *    Represents less than 1% of outstanding shares.

(1) Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, warrants or rights held by that person that are currently exercisable or exercisable, convertible or issuable within 60 days of August. 31, 1998, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2) Includes 29,086 shares, underlying an "incentive stock option" and 970,914 shares, underlying an "non-qualified option" which Mr. Peirce has the right to acquire within 60 days of August 31, 1998. Also includes, 200,000 shares, which Mr. Peirce has the right to acquire within 60 days of August 31, 1998, under a stock option issued by Mr. John M. Laviakis, a significant shareholder of the Company. Those options are subject to the same terms and conditions as the non-qualified stock options issued by the Company.
(3) Includes 5,000 shares, which Mr. Stambaugh has the right to acquire within 60 days of August. 31, 1998, through the exercise of stock options.
(4) Includes 312,000 shares, which Mr. Kelly has the right to acquire within 60 days of August. 31, 1998, through the exercise of stock options.
(5) Includes 5,000 shares, which Mr. Barton has the right to acquire within 60 days of August. 31, 1998, through the exercise of stock options.
(6) Includes 8,750 shares, which Mr. Berger has the right to acquire within 60 days of August. 31, 1998, through the exercise of stock options.
(7) Includes 87,781 shares, which Mr. Winter has the right to acquire within 60 days of August. 31, 1998, through the exercise of stock options.
(8) Includes 24,500 shares, which Mr. Robichaud has the right to acquire within 60 days of August. 31, 1998, through the exercise of stock options.
(9) The information shown is based upon Schedule 13D (Amendment No. 4) dated September 24, 1998 filed on behalf of Liviakis Financial Communications, Inc. ("LFC"), John M. Liviakis, Renee A. Liviakis and Robert B. Prag (collectively the "Liviakis Group") and information known to the Company based on its consulting agreement with LFC and the number of shares issuable to LFC under that agreement. John M. and Renee A. Liviakis are the owners of LFC and Robert B. Prag is an executive officer of LFC. The number of shares shown includes a total of 3,855,000 shares of Common Stock owned by Mr. Liviakis as an individual, plus 590,000 shares of Common Stock issued and/or issuable to LFC and Mr. Robert B. Prag (as described in footnote (10) to this table) pursuant to two consulting agreements between the Company and LFC effective as of July 25, 1997 and August 1,1998. Under the July 1997 agreement, the Company issued 300,000 shares as of August 31, 1998 (225,000 shares to LFC and 75,000 shares to Mr. Prag). Under the August 1998 agreement, the Company was obligated to issue 290,000 shares as of August 31, 1998 (217,500 shares issuable to LFC and 75,500 shares issuable to Mr. Prag). See "Certain Relationships and Related Transactions
     - Transactions with Liviakis Financial Communications, Inc."
(10) The information shown is based upon Schedule 13D (Amendment No. 4) dated September 24, 1998 filed on behalf of the Liviakis Group and information known to the Company based on its consulting agreement with LFC and the number of shares issuable to LFC under that agreement. Robert B. Prag is an executive officer of LFC. The number of shares shown includes a total of 1,275,000 shares of Common Stock owned by Mr. Prag as an individual, plus the full 590,000 shares of Common Stock issued and/or issuable to LFC and Mr. Prag as described in footnote (9) to this table which are reported in the Schedule 13D/A as being subject to shared voting and dispositive power between John M. and Renee A. Liviakis, Robert B. Prag and LFC. See "Certain Relationships and Related Transactions - Transactions with Liviakis Financial Communications, Inc."
(11) The information shown is based upon Schedule 13D (Amendment No.4) dated September 24, 1998 filed on behalf of the Liviakis Group. The number of shares shown includes all shares of Common Stock included in footnotes (9) and (10) to this table as to which any person in the Liviakis Group exercises  sole or shared  voting and  disposition  power,  except that the
     590,000 shares issuable to the Liviakis Group under the consulting agreements are included only once in the share number shown despite being included in both Messrs. Liviakis' and Prag's share ownership figures. See "Certain Relationships and Related Transactions - Transactions with Liviakis Financial Communications, Inc

(12) Includes 328,750 shares, which were issued upon conversion of a convertible promissory note issued as a consulting fee to entrenet as of May 20, 1998. Also includes 280,000 shares which were issued to entrenet (or its designated assignees) as a finder's fee (which became payable as of August 6, 1997). 165,200 of these 280,000 shares have been assigned to certain individual members of entrenet; the shares were issued as of April 3, 1998. Also includes 10,435 shares of Common Stock underlying a Common Stock Purchase Warrant issued to entrenet as of March 12, 1998, which is presently exercisable. Also includes 8,333 shares of Common Stock underlying a Common Stock Purchase Warrant issued to entrenet as an advisory fee as of September 12, 1998. See "Certain Relationships and Related Transactions - Transactions with entrenet Group, LLC."
(13) Includes 792,080 shares issuable upon conversion of 1,600,000 of the Company's Series A Preferred Stock, and 465,116 shares of Common Stock issuable upon the conversion of $1,000,000 of the Company's 6% Convertible Debentures due July 21, 2000, based on the applicable discounts to market price as of the end of August 1998. Also includes 50,000 shares of Common Stock underlying a Common Stock Purchase Warrant issued to RBB Bank in conjunction with the purchase of the 6% Convertible Debentures. Also includes 20,000 shares of Common Stock underlying a Common Stock Purchase Warrant issued as interest on bridge loan, which is presently exercisable. See "Certain Relationships and Related Transactions - Transactions with RBB Bank Aktiengesellschaft."
(14) Includes all shares underlying options and warrants as described in footnotes (2) - (8) of this table, plus 58,500 shares underlying options issued to three additional executive officers which are exercisable within 60 days of August 31, 1998

                   Certain Holders of Series A Preferred Stock

                                                                      Shares of Series A Preferred
                                                                      ----------------------------
                                                                      Stock Beneficially Owned (1)
                                                                      ----------------------------
                                                                        Number          Percent
                                                                          of              of
Name of Beneficial Owner                                                Shares           Class
------------------------                                                ------           -----
Rod L. Stambaugh.................................................        -0-               0%
Evon A. Kelly....................................................        -0-               0%
Richard S. Barton................................................        -0-               0%
Caesar Berger....................................................        -0-               0%
Chester N. Winter................................................        -0-               0%
Alvin C. Rice....................................................        -0-               0%
Roger L. Peirce .................................................        -0-               0%
Charles P. Russell ..............................................        -0-               0%
All directors and executive officers as a group (9 persons)......        -0-               0%
RBB Bank Aktiengesellschaft (2)..................................     1,600,000          52.3%
Burgring 16
8010 Graz Austria
The Endeavor Capital Fund........................................     1,000,000          32.7%
14/14 Divrei Chaim Street
Jerusalem  94479 Israel
CNCA - SCT Brunoy................................................      200,000            6.5%
Sub A/C BGP
30 Rue des Vallies
91300 Brunoy  France
------------------

(1) To the Company's knowledge, except as otherwise indicated in the footnotes to this table, all persons named in this table have sole voting and investment power with respect to all shares of Series A Preferred Stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission. There are no shares of Series A Preferred Stock, which are subject to options, warrants or rights held by any person. The Series A Preferred Stock is not publicly traded or registered under the Securities Exchange Act of 1934. It does not generally have voting rights except as specifically provided under Colorado law.
(2) RBB Bank Aktiengesellschaft is the record owner of the shares. RBB holds the shares as agent for 30 individuals who share voting and investment power over the shares. The Company has been advised that no single individual in the group owns 5% or more of the shares of Series A Preferred Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Cardservice International, Inc.

      Mr. Caesar Berger, a director of the Company, is also an officer of Cardservice International, Inc. ("CSI"). Mr. Roger Peirce, the Company's CEO and Chairman, is a non-voting member of the Board of Directors of CSI. CSI has been involved with the Company in what is primarily a customer - vendor relationship, and CSI purchased approximately $178,000 and $698,000 in product from the Company in the fiscal years ended June 30, 1998, and 1997, respectively. In fiscal 1996, CSI advanced the Company $162,500 for the purchase of raw materials in exchange for 142,544 shares of Common Stock, plus the royalty right described in the following paragraph. The Company valued the shares at 150% of the then current market price for purposes of the transaction. CSI was granted registration rights on the underlying shares. In 1995, CSI was granted warrants exercisable for 100,000 shares of Common Stock at $.10 per share, which it exercised as of April 26, 1996. Rather than exercise its registration rights, CSI has sold shares from time to time under SEC Rule 144 and as of January 31, 1998, CSI had sold all of the shares of Common Stock it acquired through exercise of the warrants and as partial consideration for the loan.

      In conjunction with the $162,500 loan, the Company obligated itself to pay royalties to CSI on future non-CSI sales of POS-50(R) product built with the inventory purchased by CSI, in the amount of $150 per unit on the first 1,000 units and $100 per unit on any additional units. The Company accrued total royalties to CSI of $56,750 since the inception of this agreement and through the nine months ended March 31, 1998, all of which have been paid.

      Management of the Company believes that the transactions with CSI described above were on terms at least as favorable as could have been obtained from unaffiliated parties and all transactions with CSI were ratified by at least two independent directors.

      On September 30, 1998, the Company entered into a non-binding letter of intent with Cardservice International, Inc. to form a non-exclusive strategic partnership involving joint product and distribution initiatives. The Letter of intent also includes a provision pursuant to which a $1,000,000 direct equity investment in USWD by CSI may be made if the terms of a definitive agreement can be reached.

      On October 28, 1998 the Company borrowed $500,000 from Chuck Burtzloff, the CEO and 50% owner of Cardservice International, Inc. The note bears interest at 8% per annum and is payable in full on the earlier of the receipt by the Company of proceeds from a sale of the Company's Common Stock to Mr. Burtzloff (as discussed below under "Current Financing Initiatives") or January 1, 1999. In consideration for the loan, the Company also agreed to issue Mr. Burtzloff a Common Stock Purchase Warrant exercisable to purchase 25,000 shares of Common Stock at $3.038 per share through October 27, 2001.

Transactions with Liviakis Financial Communications, Inc. ("LFC") and Affiliates of LFC

      In July of 1997, the Company entered into a Consulting Agreement with Liviakis Financial Communications, Inc. ("LFC") pursuant to which LFC provides the Company with financial and business consulting and public and investor relations services. The Company paid Liviakis consulting fees of $10,000 in cash and has issued 300,000 shares of its Common Stock over the one-year term of the Consulting Agreement. 75% of the shares were issued to LFC and 25% to Mr. Robert
B. Prag, an executive officer of LFC. The Company registered the 300,000 shares of Common Stock issuable to LFC and Mr. Prag in the Registration Statement declared effective as of August 7, 1998. Pursuant to the Consulting Agreement, the Company must also pay LFC cash equal to 2.5% of the gross proceeds received in any direct financing located for the Company by LFC. In connection with the closing of the sale of $3,060,000 of 8% Convertible Debentures as of December 10, 1998, the Company paid LFC $76,500, and in conjunction with the closing of the sale of the $2,000,000 of 6% Convertible Subordinated Debentures Due July 21, 2000, the Company paid LFC $50,000, as its finder's fee for locating JW Genesis Securities, Inc., the finder used by the Company in the offering of the 8% Convertible Debentures and the 6% Convertible Subordinated Debentures.

      The Company also sold a total of 3,500,000 shares of Common Stock and warrants to purchase up to an additional 1,600,000 shares of Common Stock exercisable at $.01 per share (the "Liviakis Warrants") to two affiliates of LFC, Messrs. John Liviakis and Robert B. Prag, in August 1997, for $500,000 in cash. Pursuant to this transaction, Messrs. Liviakis and Prag became significant shareholders of the Company. The Common Stock issued (and issuable pursuant to the Consulting Agreements and upon exercise of the Liviakis Warrants) to LFC and Messrs. Liviakis and Prag carries registration rights (which include the right to register any other shares of the Company which they may possess at the time of any registration in which they have a right to include shares), including a one-time demand registration right and unlimited "piggyback" registrations, with the costs thereof to be borne by the Company. The registration rights expire at the earlier of three years from August 4, 1997 or at such time as all shares may be sold without restriction under SEC Rule 144. On May 12, 1998, 1,200,000 shares of Common Stock were issued to Mr. John Liviakis upon exercise of his Common Stock purchase warrants. On September 18, 1998, 400,000 shares of Common Stock were issued to Mr. Prag on exercise of his warrants. The shares of Common Stock that LFC and Messrs. Liviakis and Prag acquired by exercise of the Liviakis Warrants and under the July 1997 consulting agreement are included in the Registration Statement, which became effective as of August 7, 1998.
However, LFC and Messrs. Liviakis and Prag have agreed that they will not commence sales any of their shares in the Company prior to February 1, 1999.

      Since the LFC related financing transaction and the July 1997 LFC Consulting Agreement were entered into by the Company at approximately the same time, the Company has treated these transactions as one transaction for accounting purposes. To properly ascribe a fair value to the July 1997
Consulting Agreement, the Company obtained an independent valuation of the Company's share price from an accredited valuation firm. Based on the fair market value of the Common Stock as determined by the valuation, the total of all shares issuable in the transactions, and the cash proceeds received, the Consulting Agreement was valued at $2,418,000, of which $2,272,000 was expensed in fiscal 1998. The consulting services will be amortized on a straight-line basis over the term of the Consulting Agreement (one year) as an element of operating expense, within selling, general and administrative expense in the statement of operations, commencing with the July 25, 1997 effective date of the agreement.

      Pursuant to the agreement by which they purchased the Company's securities, in August 1997, Messrs. Liviakis and Prag were granted the right to approve the appointment of a Chief Executive Officer, Chief Financial Officer and Vice President of Sales, which they have done. They also were given the right to approve the nominations of up to two non-employee directors. They approved the appointment of Richard S. Barton as a director of the Company. See, also, the paragraph below regarding the entry of the "New LFC Agreement.

      Between October 14 and November 30, 1997, the Company received several bridge loans from LFC in the total amount of $475,000. The Company was obligated to pay LFC interest on the amount borrowed at the rate of 9% per annum. The Company paid LFC the amount due on these loans, with interest at the stated rate, from the proceeds of the sale of the 8% Convertible Debentures sold on December 10, 1997.

      On June 30, 1998, the Company and LFC agreed to extend their consulting relationship through the entry of a new consulting agreement covering the period from August 1, 1998 through March 15, 1999 (the "New LFC Agreement"). The terms of the New LFC Agreement are substantially the same as the original LFC Agreement. For services to be rendered under the New LFC Agreement, LFC and Mr. Prag are to receive 290,000 shares of Common Stock which are issuable as a signing bonus upon execution of the New LFC Agreement, 75% to LFC and 25% to Mr. Prag. In conjunction with the entry of the New LFC Agreement LFC and Messrs. Liviakis and Prag agreed to a further lock-up of their Company shares, pursuant to which they will not be able to sell their Company shares before February 1, 1999, even though certain of those shares are included in the Registration Statement, which was effective as of August 7, 1998. The 290,000 shares issuable to LFC and Mr. Prag under the New LFC Agreement carry registration rights that are identical to those covering the prior shares issued or issuable to them under their original subscription agreements and the Original LFC Agreement, although they have agreed that the shares issuable under the New LFC Agreement were not to be included in the Registration Statement, which was declared effective as of August 7, 1998. The Company will bear the expenses of registering the shares. LFC is entitled to a finder's fee of 2.5% of the gross proceeds of any financing that it introduces to the Company. In addition, the Company has agreed to expand its Board of Directors to include two additional outside directors who are acceptable to LFC. The appointment of Messrs. Peirce and Russell was approved by LFC.

      In September 1998, the Company negotiated a partial redemption of the outstanding Series A Preferred Stock with several of the security holders. The Company borrowed $1,300,000 from Liviakis Financial Communications, Inc. and used $1million of that money to redeem $833,000 face value of the Series A Preferred Stock. All tangible and intangible assets of the Company with three exceptions secure the note. The Company paid 120% of face value for the redemption. The note payable to LFC is due January 1, 1999 and bears interest at 8% per year. The note is secured by all available assets of the Company.

      Management of the Company believes that the transactions with LFC and its affiliates described above were on terms at least as favorable as could have been obtained from unaffiliated parties and all transactions with LFC and Messrs. Liviakis and Prag have been ratified by at least two independent directors.

Transactions with entrenet Group, LLC

      In June 1997, the Company entered into a consulting agreement with entrenet Group, LLC ("entrenet"), for purposes of assisting the Company in strategic planning, the creation of a detailed business and marketing plan and in locating financing sources. For its services, the Company issued a $150,000 convertible promissory note to entrenet, with interest payable at 10% per annum, due in full on or before June 2, 1998. Principal and interest are convertible into Common Stock of the Company over the year ending June 2, 1998, at $.50 per share. In addition, the Company was obligated to pay entrenet a finder's fee of 8% for any direct financing it located for the Company, payable in Company securities identical to what was sold by the Company in any such financing. Entrenet located LFC and was therefore entitled to a finder's fee for that $500,000 financing. A difference then developed between the Company and entrenet over interpretation of the provisions specifying the consideration payable to entrenet as its finder's fee for locating LFC. The matter was finally resolved by the Company and entrenet agreeing that the Company would issue entrenet a total of 280,000 shares of its Common Stock at such time as the Company obtained shareholder approval for an increase in authorized Common Stock to no less than 40,000,000 shares. This occurred on February 6, 1998. The Company also granted entrenet "piggyback registration rights" covering all shares of Common Stock issuable to it under the promissory note and as payment of the finder's fee, which entitle entrenet to have their shares included in any registration filed by the Company. Those shares are included in the Registration Statement, which was effective as of August 7, 1998.

      As of March 12, 1998, the Company entered into an agreement with entrenet to provide business and financial consulting services to the Company and to assist the Company in locating additional financing. The term of the agreement is for six months from March 12, 1998 and renews for additional six-month terms unless at least 60 days notice is given to terminate the agreement prior to the end of a term. For its advisory services under the agreement, entrenet received a fee of $60,000, payable in the form of a promissory note bearing 10% interest, due on or before the earlier of March 11, 1999, or the receipt by the Company of aggregate gross proceeds from financing of $2,000,000. The Company paid this note in full from proceeds of the sale of its 6% Convertible Debentures in July 1998. In addition, entrenet received a Common Stock Purchase Warrant to purchase 10,435 shares at $5.75 per share, exercisable until March 11, 2003. The shares issuable pursuant to the warrant carry piggyback registration rights that entitle entrenet to have the shares registered at any time the Company effects a registration of its securities under the Securities Act of 1933, as amended, subject to exclusion for registrations on ineligible forms. Upon the consummation of any financing transaction entered into by the Company during the term of the agreement (with the exception of financing from certain identified, excluded sources) or for two years after termination with respect to any financing obtained from a source introduced to the Company by entrenet, entrenet is entitled to receive cash compensation as follows: for debt financings, 2% of the total amount of the financing, payable in cash or in the form of a 10% note due in one year; for equity financings, 7% of the total gross financing proceeds (payable in cash), unless there is a licensed investment banker entitled to receive compensation as a result of the transaction, in which case the amount payable to entrenet is reduced to 2 1/2% of the gross proceeds (payable in cash), plus a five year Common Stock purchase warrant which entitles entrenet to purchase that number of shares of Common Stock equal in value (as determined by a defined fair market price) to the full amount of compensation payable to entrenet in cash, at a per share exercise price equal to the then current market value of the Common Stock (as defined); for mergers and acquisitions, 5% of the total consideration paid or received in the transaction (payable in cash), unless there is a licensed investment banker entitled to receive compensation as a result of the transaction, in which case the amount payable to entrenet is reduced to 3%

(payable in cash) of such consideration, plus a five year Common Stock purchase warrant which entitles entrenet to purchase that number of shares of Common Stock equal in value (as determined by a defined fair market price) to the full amount of compensation payable to entrenet in cash, at a per share exercise price equal to the then current market value of the Common Stock (as defined). If entrenet assists the Company in locating an executive-level candidate who is hired by the Company, entrenet is entitled to receive a fee equal to 30% (payable in cash) of the candidate's total first year compensation. The Company terminated this agreement as of September 1998, and agreed to pay entrenet remaining fees of $20,000 and has agreed to issue a Common Stock Purchase Warrant for 8,333 shares exercisable at $2.40 per share, through September 11, 2003.

      Management of the Company believes that the transactions with entrenet described above were on terms at least as favorable as could have been obtained from unaffiliated parties and all transactions with entrenet have been ratified by at least two independent directors.

Transactions with ADATOM, Inc.

      In fiscal 1998, the Company purchased office furniture and computer equipment in the approximate amount of $200,000 through ADATOM, Inc., a company owned by Richard S. Barton, who is a director of the Company. Mr. Barton also serves as an executive officer of ADATOM. ADATOM is in the business of selling such furniture and equipment and the Company offered to purchase through ADATOM if it was able to meet quotes obtained by the Company from competing independent suppliers of the same furniture and equipment. ADATOM was able to meet such quotes. Management of the Company believes that the terms upon which it has purchased items from ADATOM are at least as favorable as it could have obtained from independent, unaffiliated parties. The Company may make additional purchases from ADATOM in the future, subject to the same conditions.

Transactions with RBB Bank Aktiengesellschaft

      RBB Bank Aktiengesellschaft owns, as agent, shares of the Company's Series A Preferred Stock, $1,000,000 of its 6% Convertible Debentures and warrants to purchase 70,000 shares of Common Stock.

      As of March 12, 1998, the Company entered into an agreement with Mr. Richard P. Draper, and his assignee of 397,684 shares of Common Stock, Tillicombe International, LDC ("Tillicombe") by which Mr. Draper and Tillicombe agreed to allow the Company to assign its rights in a call option which the Company had on those shares (the "Call Option") to a third party in return for payment to Tillicombe of $25,000 and the release of the Company's voting and rights in the Call Option as to 30,000 of those shares. The Company thereby acquired the right to assign the Call Option as to 367,684 of Tillicombe's shares. The Company acquired the Call Option in October 1995, in conjunction with the dissolution of a subsidiary, Direct Data, Inc., which the Company had acquired in 1994, in which Mr. Draper was a principal shareholder. Through June 15, 1998, the Company sold and assigned the Call Option on 250,000 of such shares to RBB Bank. RBB Bank purchased the Call Option in five increments of 50,000 share options each, and paid the Company 85% of the average last sale price of the underlying shares over the five days prior to the date of acquiring each Call Option, less the Call Option exercise price of $.25 per share. In each transaction, RBB Bank paid the acquisition price for the Call Option, as well as the exercise price to Tillicombe prior to taking delivery of the shares. The Company realized a total of approximately $997,000 from the sale of these Call Options to RBB Bank.

      Effective July 1, 1998, the Company issued a $250,000 promissory note to RBB Bank Aktiengesellschaft which was payable in full on or before September 9, 1998. The loan was intended as a short-term bridge loan and was required to be repaid from the proceeds of any aggregate equity placements done by the Company which amount to at least $1,000,000 (from which aggregate proceeds any additional bridge financings received between the date of the note and such equity financings are excluded). The note was secured by certain assets of the Company, including all accounts receivable (excluding certain receivables pledged or which may be pledged in connection with inventory financing), all inventory (excluding Tranz Enablers securing amounts owing to inventory financiers, and certain specified inventory previously pledged to Omron Systems), all fixed assets and all deposit accounts and intangible assets of the Company. In connection with the issuance of the Note, the Company also granted RBB Bank a right of first refusal to fund any such additional bridge financings needed by the Company. This right must be exercised within one day of RBB Bank being notified of the terms of any such additional bridge financing. In conjunction with this loan, the Company also issued a Common Stock purchase warrants to RBB Bank to purchase 20,000 shares of Common Stock at $4.375 per share, exercisable through September 9, 2001. The warrant has antidilution provisions that protect the holders against dilution in the event of certain transactions. The warrant also has "piggyback" registration rights entitling the holders to have the underlying shares registered in any registration done by the Company, other than registrations on ineligible forms and the Registration Statement which was effective as of August 7, 1998. The expenses of such registrations (other than selling expenses) are to be borne by the Company. This loan was repaid from the proceeds of the sale of the Company's 6% Convertible Subordinated Debentures Due July 21, 2000.

      As of July 10, 1998, the Company reached agreement with RBB Bank for its participation in the purchase of $1,000,000 minimum and up to $4,000,000 maximum of 6% convertible debentures of the Company, payable in full two years after issuance, if not converted to Common Stock before that date. On July 22, 1998, RBB Bank purchased $1,000,000 of the Company's 6% Convertible Subordinated Debentures Due July 21, 2000, together with Common Stock Purchase Warrants exercisable to purchase 50,000 shares at $4.50 per share through July 21, 2001. Part of the proceeds obtained from this sale was used to pay for the $250,000 loan borrowed from RBB Bank Aktiengesellschaft in July 1, 1998. See "Management's Discussion of Financial Condition and Results of Operations - Financial Condition, Capital Resources and Liquidity - $250,000 Loan from RBB Bank Aktiengesellschaft"

      Management believes that the transactions with RBB Bank described above were on terms at least as favorable as could have been obtained from unaffiliated parties and all transactions with RBB Bank have been ratified by at least two independent directors.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         ---------

         The following Exhibits are filed as a part of this report:

   Exhibit
   Number        Description of Exhibit
   ------        ----------------------
   3.1           Amended Articles of Incorporation (8)

   3.2           Amended Bylaws (3)

   4.1           Representative's Warrant Agreement dated as of December 2, 1993 (5)

   4.2           Common Stock Purchase Warrant issued to James B. Walters on or about April 12, 1993 (5)

   4.3           Common Stock Purchase Warrant issued to Kenneth DeJohn on or about May 1, 1993 (5)

   4.4           Consulting Agreement dated August 15, 1992, as amended April 12, 1993, with James B. Walters (1)

   4.5           Form of Common Stock  Purchase  Warrants  issued to John  Liviakis and Robert Prag as of August 4,
                 1997 (This exhibit is included in Exhibit 10.13)

   4.6           Designation of Series A Preferred Stock (this exhibit is included in Exhibit 3.1)

   4.7           Common Stock Purchase Warrant dated December 10, 1997 issued to JW Genesis Securities, Inc. (10)

   4.8           Common Stock Purchase Warrant dated March 12, 1998, issued to entrenet Group, LLC (12)

   4.9           Promissory Note for $60,000 issued to entrenet Group, LLC, as of March 12, 1998 (12)

   4.10          Specimen Common Stock Certificate (14)

   4.11          Form of Registration  Rights Agreement - Issued to Series A Preferred  Stockholders as of December
                 10, 1997 (10)

   4.12          Form of  Subscription  Agreement  -  Entered  into  with  Series A  Preferred  Stockholders  as of
                 December 10, 1997 (10)

   4.13          Agreement to Amend Stock Purchase Warrants effective April 1, 1998 with James Walters (13)

   4.14          Promissory Note for $250,000 dated June 26, 1998, issued to RBB Bank Aktiengesellschaft (13)

   4.15          Common Stock Purchase Warrant dated June 26, 1998 issued to RBB Bank Aktiengesellschaft (13)

   4.16          Lock-up Letter Agreement  between the Company and Liviakis  Financial  Communications,  Inc., John
                 M. Liviakis and Robert B. Prag dated June 30, 1998 (13)

   4.17          Debenture Agreement for 6% Convertible Subordinated Debentures Due July 21, 2000 (11)


   4.18          Form  of  Common  Stock  Purchase  Warrant  issued  to 6%  Debenture  Purchasers  and  JW  Genesis
                 Securities, Inc. as of July 21 - 27, 1998 (11)

   4.19          Form of  Registration  Rights  Agreement for 6% Convertible  Subordinated  Debentures Due July 21,
                 2000 and  Common  Stock  Purchase  Warrants  issued  to 6%  Debenture  Purchasers  and JW  Genesis
                 Securities, Inc. as of July 21 - 27, 1998 (11)

   4.20          Modification  Agreement  with  Certain  Holders  of  Series  A  Preferred  Stock  Effective  as of
                 September 17, 1998

   4.21          Form of Common  Stock  Purchase  Warrant  to be issued to Certain  Holders  of Series A  Preferred
                 Stock  participating in the  modifications to the terms of the Series A Preferred Stock (which was effective as of September 17, 1998)

   4.22          Form of Common Stock Purchase  Warrant issued to  Cardservice  International,  Inc. in conjunction with the $500,000 loan made to the Company as of November 1, 1998

   4.23          Non-Qualified Common Stock Option issued to Evon A. Kelly effective as of August 4, 1997 (15)

   4.24          Non-Qualified Common Stock Option issued to Roger L. Peirce effective as of August 22, 1998 (15)

   10.1          License and Volume Purchase Agreement with OMRON Systems of America with Solectron Addendum (1)

   10.2          Promissory Note with OMRON Systems, Inc. (3)

   10.3          Release Agreement with Richard P. Draper (3)

   10.4          1992 Stock Option Plan, as amended (7) (15)

   10.5          Agreement for  Manufacture  and Purchase  between USWD,  Uniform  Industrial  Corp and Cardservice
                 International, Inc. (3)

   10.6          AT&T CDPD Value Added Reseller Agreement dated April 30, 1997* (6)

   10.7          Bell Atlantic AIRBRIDGE Packet Service Agreement dated August 12, 1997* (6)

   10.8          Engagement Agreement between USWD and entrenet Group, LLC dated June 3, 1997 (6)

   10.9          GTE Leasing Corporation Promissory Note dated August 6, 1997 (6)

   10.10         GTE  Mobilnet  Communications  Service and  Equipment  Agreement  dated
                 August 1, 1997* (6)

   10.11         Form of Demand  Note  issued to  private  investors  during the fourth quarter of fiscal year 1997 (6)

   10.12         Liviakis Financial Communications,  Inc. Consulting Agreement and forms of Subscription Agreements for the purchase of U.S.  Wireless Data,  Inc.  Common Stock and Warrants from John M. Liviakis and Robert
                 B. Prag and effective as of July 25, 1997 (6)

   10.13         Member Service  Provider Sales and Service Credit Card Processing  Agreement  between U.S.  Wireless Data,
                 Inc. and NOVA Information Systems, Inc. dated January 1, 1997* (6)

   10.14         Purchase Agreement with Unicard Systems, Inc. dated September 18, 1997* (6)

   10.15         Purchase Agreement with Wellex Systems Manufacturing & Distribution Group dated August 7, 1997 (6)

   10.16         Underwriting  Agreement  between the Company,  RAS Securities Corp.,  Walford & Company,  Incorporated and
                 Thomas James Associates, Inc. dated December 2, 1993 (2)

   10.17         Merchant  Marketing  and  Services  Agreement  with  National  Bank of
                 Commerce dated March 9, 1998* (12)

   10.18         Assignment  Agreement (with Escrow  Provisions) with Richard P.
                 Draper,  Tillicombe  International LDC and Ireland,  Stapleton,
                 Pryor & Pascoe,  P.C.,  as escrow  agent,  dated March 12, 1998
                 (12)

   10.19 Form of Option Purchase and Assignment Agreement (relating to assignment of call option on Tillicombe stock) (12)

   10.20         Joint CDPD Sales and Marketing  Agreement  with Bell  Atlantic  Mobile dated as of March 23, 1998*
                 (12)

   10.21         Engagement Agreement between the Company and entrenet Group, LLC, dated as of March 12, 1998 (12)

   10.22         Form of Settlement  and Mutual  Release  Agreement  between the
                 Company and the Delle Donne Noteholders entered into as of April 9, 1998 (12)

   10.23         Form of Settlement  and Mutual  Release  Agreement  between the
                 Company and certain Noteholders entered into as of April 7, 1998 (12)

   10.24         Note and Warrant  Purchase and Security  Agreement dated June 25, 1998 between the Company and RBB
                 Bank Aktiengesellschaft (13)

   10.25         Consulting  Agreement between the Company and Liviakis Financial  Communications,  Inc. dated June
                 30, 1998 (13)

   10.26         Joint Marketing and Operating  Agreement with Ameritech  Mobile  Communications,  Inc. dated July 16, 1998 (11)

   10.27         Amendment to Promissory Note with OMRON Systems, Inc. effective as of August 27, 1998

   10.28         Amendment dated  September 9, 1998 to GTE Mobilnet  Communications  Service and Equipment  Agreement dated
                 August 1, 1997

   10.29         Promissory Note ($1,300,000) issued to Liviakis Financial Communications, Inc. dated September 22, 1998

   10.30         Promissory Note ($500,000) issued to Chuck Burtzloff, Inc. dated October 28, 1998

   10.31         Employment Agreement between the Company and Evon A. Kelly dated August 21, 1998 (15)

   10.32         Employment Agreement between the Company and Roger L. Peirce dated August 17, 1998 (15)

   10.33         Offer Letter - Robichaud, dated August 21, 1997 (15)

   10.34         Offer Letter -  Mueller, dated November 24, 1997 (15)

   23.1          Consent of PricewaterhouseCoopers LLP

   27.1          Financial Data Schedule

   99.1          Letter of Intent with Cardservice International, Inc. dated September 30, 1998

   99.2          Secretary's Certificate Re: Kelly Tax Indemnification Agree't
-----------------

* Confidential treatment for certain portions of this document has been requested by the Company pursuant to Commission Rule 24b-2 promulgated under of the Securities Exchange Act of 1934 and/or Rule 406 promulgated under the Securities Act of 1933, as identified on the first page of the document, and at the specific item in the document for which such treatment has been requested. The omitted material has been filed separately with the Commission pursuant to Rules 24b-2 and/or 406.

(1) Incorporated by reference from the like-named exhibit filed with the Company's Registration Statement on Form SB-2, effective on or about December 2, 1993 (SEC File No. 33-69776).
(2) Incorporated by reference from the like-named exhibit filed with Amendment No. 5 to the Company's Registration Statement on Form SB-2, SEC File No. 33-69776-D (filed on December 2, 1993).
(3) Incorporated by reference from the like-named exhibit filed with the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1995, filed on October 13, 1996 (SEC Control No. 95201388).
(4) Incorporated by reference from the like-named exhibit filed with the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1996, filed on October 21, 1996 (SEC Control No. 96645557).
(5) Incorporated by reference from the like-named exhibit filed with the Company's Annual Report on Form 10-KSB/A (Amendment No. 2) for the Fiscal Year Ended June 30, 1997, filed on January 2, 1998.
(6) Incorporated by reference from the like-named exhibit filed with the Company's Annual Report on Form 10-KSB/A (Amendment No. 3) for the Fiscal Year Ended June 30, 1997, filed on February 25, 1998.
(7) Incorporated by reference from the like-named exhibit filed as Exhibit C to the Company's Definitive Revised Proxy Statement for the 1997 Annual Meeting of Shareholders held on February 6, 1998, filed on January 14, 1998.
(8) Incorporated by reference from the like-named exhibit filed with the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1997, filed on February 23, 1998.
(9) Incorporated by reference from the like-named exhibit filed with the Company's Quarterly Report on Form 10-QSB/A (1st Amendment) for the fiscal quarter ended December 31, 1997, filed on March 18, 1998.
(10) Incorporated by reference from the like-named exhibit filed with the Company's Current Report on Form 8-K Reporting an Event of November 14, 1997 (earliest event reported), filed on December 17, 1997.
(11) Incorporated by reference from the like-named exhibit filed with the Company's Current Report on Form 8-K Reporting an Event of July 16, 1998 (earliest event reported), filed on July 31, 1998.
(12) Incorporated by reference from the like-named exhibit filed with the Company's Registration Statement on Form SB-2 (SEC File No. 333-52625) as of May 14, 1998.
(13) Incorporated by reference from the like-named exhibit filed with Amendment No. 1 to the Company's Registration Statement on Form SB-2 (SEC File No. 333-52625) as of as of July 16, 1998.
(14) Incorporated by reference from the like-named exhibit filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2 (SEC File No. 333-52625) as of as of August 3, 1998.

(15) This exhibit constitutes a "Management Contract, Compensatory Plan or Arrangement" required to be filed as an Exhibit to this Report.

(b)      Reports on Form 8-K.
         --------------------

         During the fiscal quarter ended June 30, 1998, the Company filed the following Current Reports on Form 8K:

   (1) Current Report reporting an Event of May 14, 1998 (earliest event reported), which contained information under Item 5, "Other Events," reporting the filing of the Company's Registration Statement on Form SB-2 (SEC File No. 333-52625). The Form 8-K included a copy of the Form SB-2 Registration Statement as an exhibit, including the financial statements filed as part of the Form SB-2.

                                   SIGNATURES

         In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  December 17, 1998

                                             U.S WIRELESS DATA, INC.

                                             By: /s/ Roger L. Peirce
                                                 ---------------------
                                                 Roger L. Peirce
                                                 Chief Executive Officer

              In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures                       Title                      Date
----------                       -----                      ----

/s/ Roger L. Peirce              Chief Executive Officer    December 17, 1998
-------------------              & Director (Principal
Roger L. Peirce                  Executive Officer)


/s/ Rod L. Stambaugh             President & Director       December 17, 1998
--------------------
Rod L. Stambaugh

/s/Robert E. Robichaud           Chief Financial Officer,   December 17, 1998
----------------------           Secretary & Treasurer
Robert E. Robichaud              (Principal Financial and
                                 Accounting Officer)

/s/Richard S. Barton             Director                   December 17, 1998
--------------------
Richard S. Barton

/s/Caesar Berger                 Director                   December 17, 1998
----------------
Caesar Berger

/s/Alvin C. Rice                 Director                   December 17, 1998
----------------
Alvin C. Rice

/s/Charles T. Russell            Director                   December 17, 1998
---------------------
Charles T. Russell

/s/Chester N. Winter             Director                   December 17, 1998
--------------------
Chester N. Winter