Form 10QSB
period 1998-09-30
U S WIRELESS DATA INC
filed 1999-01-28
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.
                                                             -------------------

[ ]      Transition Report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934      for the transition period from ______ to ______.


         Commission File No.:  0-22848


                            U.S. Wireless Data, Inc.
             (Exact name of registrant as specified in its charter)


        Colorado                                           84-1178691
     --------------                                     ---------------
(State of incorporation)                       (IRS Employer Identification No.)


                          2200 Powell Street, Suite 800
                          Emeryville, California 94608
                    ----------------------------------------
          (Address of principal executive offices, including zip code)



                                 (510) 596-2025
                            -------------------------
              (Registrant's Telephone Number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                Yes  _X_    No ___


As of December 30, 1998 there were outstanding 13,586,124 shares of the Registrant's Common Stock (no par value per share).


Transitional Small Business Disclosure Format

                                Yes ___     No _X_

                            U.S. WIRELESS DATA, INC.
                                TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION                                      Page
                                                                        ------
Item 1.       Financial Statements (Unaudited)

              Balance Sheets --
                     September 30, 1998, and June 30, 1998................3

              Statements of Operations --
                     Three Months Ended September 30, 1998 and 1997.......4

              Statements of Cash Flows --
                     Three Months Ended September 30, 1998 and 1997.......5

              Notes to Financial Statements...............................6-9

Item 2.       Management's Discussion and Analysis........................10-16


PART II       OTHER INFORMATION

Item 1.       Legal Proceedings ..........................................17

Item 2.       Changes in Securities.......................................17

Item 3.       Defaults Upon Senior Securities.............................18

Item 6.       Exhibits and Reports on Form 8-K............................19

                            U.S. WIRELESS DATA, INC.

                                  BALANCE SHEET
                                   (Unaudited)


                                                                      September 30, 1998   June 30, 1998
                                                                      ------------------   -------------
                                  ASSETS

Current Assets:
        Cash                                                             $    331,000    $      4,000
        Accounts receivable, net of allowance for doubtful ...........        147,000          55,000
        accounts of $28,000 at September 30, 1998;
        $22,000 at  June 30, 1998
        Inventory, net ...............................................        404,000         480,000
        Other current assets
                                                                              891,000         187,000
                                                                         ------------    ------------
             Total current assets ....................................      1,773,000         726,000
Processing units - deployed ..........................................        561,000         517,000
Property and equipment, net ..........................................        238,000         253,000
             Other assets ............................................        357,000          69,000
                                                                         ------------    ------------

Total assets .........................................................   $  2,929,000    $  1,565,000
                                                                         ============    ============



                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable
                                                                         $  1,169,000    $  1,506,000
        Accrued liabilities ..........................................      1,628,000       1,735,000
        Borrowings, current portion

                                                                            1,452,000         452,000
                                                                         ------------    ------------
             Total current liabilities ...............................      4,249,000       3,693,000

Borrowings, long-term portion ........................................      1,476,000          45,000
                                                                         ------------    ------------
             Total liabilities .......................................      5,725,000       3,738,000
                                                                         ------------    ------------

Redeemable common stock ..............................................        232,000         372,000
                                                                         ------------    ------------

Stockholders' deficit:
        Preferred Stock, at $1.00 stated value, 15,000,000 authorized,      1,342,000       3,060,000
          1,341,667 and 3,060,000  Series A issued and outstanding at
          September 30, 1998 and June 30, 1998, respectively
        Common stock, at $1.00 stated value, 40,000,000 ..............     13,445,000      12,195,000
          shares  authorized; 13,444,713 and 12,195,358 shares
          issued  and outstanding at September 30, 1998 and
          June 30, 1998, respectively
        Additional paid-in capital ...................................     12,135,000      10,222,000
        Accumulated deficit ..........................................    (29,950,000)    (28,022,000)
                                                                         ------------    ------------

             Total stockholders' deficit .............................     (3,028,000)     (2,545,000)
                                                                         ------------    ------------



             Total liabilities and stockholders' deficit .............   $  2,929,000    $  1,565,000
                                                                         ============    ============



       Accompanying notes are an integral part of the financial statements

                            U.S. WIRELESS DATA, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         For the three months ended September 30,
                                                         ----------------------------------------
                                                                    1998            1997
                                                                    ----            ----
Net revenues:
    Product sales ........................................   $    166,000    $    256,000
    Services .............................................        195,000          14,000
                                                             ------------    ------------
                                                                  361,000         270,000
                                                             ------------    ------------

Cost of revenues: ........................................        108,000         174,000

    Product sales ........................................        159,000           2,000
                                                             ------------    ------------
    Services .............................................        267,000         176,000
                                                             ------------    ------------


Gross margin .............................................         94,000          94,000
                                                             ------------    ------------

Operating expenses:
    Selling, general and administrative ..................      1,686,000       1,288,000
    Research and development .............................         80,000          95,000
                                                             ------------    ------------

       Total operating expense ...........................      1,766,000       1,383,000
                                                             ------------    ------------

Loss from operations .....................................     (1,672,000)     (1,289,000)

Interest income ..........................................          5,000            --
Interest expense .........................................       (116,000)        (24,000)
Other income .............................................        190,000            --
                                                             ------------    ------------


Net loss .................................................   $ (1,593,000)   $ (1,313,000)
                                                             ============    ============



Basic and diluted loss per share: ........................   $      (0.15)   $      (0.17)
                                                             ============    ============


Weighted average common shares outstanding - basic/diluted   $ 12,491,000    $  7,770,000
                                                             ============    ============



       Accompanying notes are an integral part of the financial statements

                            U.S. WIRELESS DATA, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        For the three months ended September 30,
                                                        ----------------------------------------
                                                                  1998           1997
                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .............................................   $(1,593,000)   $(1,313,000)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization ....................        71,000          5,000
        Non-cash consulting services and warrant extension       609,000        855,000
        Non-cash interest expense - debentures ...........        97,000           --
        Non-cash variable option / compensation  expense .      (170,000)          --
        Debt forgiveness .................................      (192,000)          --
        Changes in current assets and liabilities:
           Accounts receivable ...........................       (92,000)       (88,000)
           Inventory .....................................        26,000        (15,000)
           Other current assets ..........................        12,000        (17,000)
           Accounts payable ..............................      (417,000)        89,000
           Accrued liabilities ...........................       (20,000)        27,000
                                                             -----------    -----------
           Net cash used in operating activities .........    (1,669,000)      (457,000)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property, plant, and equipment .......        (7,000)          --
        Processing units - deployed ......................       (81,000)          --
        (Increase) in other assets

                                                                  10,000        (11,000)
                                                             -----------    -----------
           Net cash used in investing activities .........       (78,000)       (11,000)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of stock ..................        26,000        514,000
        Issuance of note receivable ......................     1,300,000           --
        Principal payment on borrowings ..................       (58,000)          --
        Net proceeds from issuance of debt ...............     1,806,000         16,000
        Redemption of preferred stock ....................    (1,000,000)          --
                                                             -----------    -----------
           Net cash provided by financing activities .....     2,074,000        530,000
                                                             -----------    -----------


Net increase in cash .....................................       327,000         62,000


Cash at beginning of period ..............................         4,000          6,000
                                                             -----------    -----------


Cash at end of period ....................................   $   331,000    $    68,000
                                                             ===========    ===========


       Accompanying notes are an integral part of the financial statements

                            U.S. WIRELESS DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 -- ACCOUNTING PRINCIPLES

         The balance sheet as of September 30, 1998, and June 30, 1998,as well as the statements of operations for the three months ended September 30, 1998 and September 30, 1997, and statement of cash flows for the three months ended September 30, 1998 and September 30, 1997 have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1998 and for all periods presented, have been made.

         Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for fiscal year ended June 30, 1998. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.



Note 2 -- FINANCIAL CONDITION AND LIQUIDITY

         The Company continues to have difficulties due to its financial condition and lack of liquidity. The Company has accumulated a deficit of approximately $30 million since inception, including a loss of $1.6 million during the first quarter of fiscal year 1999, and has limited financial reserves. At present, development of the Company's products and services requires immediate and significant additional financing.

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


Note 3 -- NET LOSS PER SHARE

         Earnings (loss) per common share (EPS) is computed using Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". SFAS No. 128, establishes standards for the computation, presentation, and disclosure of earnings per share. Basic and diluted net loss per common share are computed by dividing the net loss by the weighted average number of common shares outstanding at the end of the period. Diluted EPS excludes exercisable stock options and warrants from the calculation since their effect would be anti-dilutive. Such stock options and warrants could potentially dilute earnings or losses per share in the future. In the first quarter of fiscal 1999, the net loss available to common shareholders equals the net loss less $335,000 of preferred stock dividends and redemption premium charged to retained earnings.

Note 4 -- FINANCINGS

         As the Company entered the first quarter of fiscal 1999, it continued to face the need for increased liquidity to meet its obligations. In July 1998, the Company completed a private offering of $2,000,000 of 6% convertible subordinated debentures due July 21, 2000 and 100,000 Common Stock Purchase Warrants exercisable at $4.25 per share until July 21, 2001. The shares of Common Stock underlying the 6% Debentures and Warrants carry registration rights. The net proceeds to the Company from the offering were approximately $1.8 million. The Company used approximately $252,000 of the proceeds from the offering to pay off a $250,000 short term bridge loan from one of the investors, which was evidenced by a promissory note executed July 1998, and the balance of the proceeds was used for working capital. In consideration of the bridge loan, the investor received a warrant to purchase 20,000 shares of Common Stock at $4.375 per share, exercisable through September 9, 2001. The warrant contains anti-dilution provisions and "piggyback" registration rights applicable to the Common Stock issuable upon exercise of the warrant. A holder of the Company's Series A Preferred Stock purchased $1,000,000 of the Debentures.

         In August 1998, the Company obtained effectiveness of a registration statement on Form SB-2 (SEC File No. 333-52625) under which it registered a total of 7,240,356 shares of Common Stock, for resale by certain security holders of the Company (the "August SB-2"). After the August
       SB-2 was declared effective by the SEC, the National Association of Securities Dealers, Inc. ("NASD") determined that it would undertake a detailed review of the registration statement. Pending the completion of the NASD review, the Company suspended the sale of shares under the registration statement through NASD member firms. Approximately 250,000 of the registered shares were sold under that registration statement before the Company suspended sales under it. During the NASD's review, the Company further determined that the Prospectus contained in the August SB-2 was no longer current and that a "post-effective amendment" would be required to be filed and declared effective by the SEC before additional sales can be made under the August SB-2.

         On September 22, 1998, the Company entered into an agreement with Liviakis Financial Communications, Inc., a significant shareholder of the Company, for a $1,300,000 debt financing. The note payable is due February 1, 1999, bears interest at 8% per year, and is secured by substantially all available assets of the Company. The Company used
       $1,000,000 of the proceeds to redeem $833,000 of the approximate $2.3 million balance of its Series A Convertible Preferred Stock. The Company paid 120% of face value for the redemption. The security holders participating in this redemption also agreed to a gated conversion schedule over the following three months. The participating investors, representing approximately 1,342,000 shares of the remaining Series A Preferred agreed to hold their Series A Preferred shares until at least October 15, 1998 at which time one-third of the Series A Preferred shares may be converted to common stock on each of October 15, November 15, and December 15 of 1999, respectively. As an incentive to these investors, the Company has agreed to issue Common Stock purchase warrants exercisable to purchase that number of shares of Common Stock equal to five percent of the number of shares of Series A Preferred Stock held by the participating investor at the end of each period. As of December 31, 1998, the Company is obligated to issue warrants for 78,089 shares exercisable at $2.40 per share through October 15, 2001, 67,084 shares exercisable at $3.36 per share through November 15, 2001, and 67,084 shares exercisable through December 15, 2001. By October 31, 1998, the Company was to file a registration statement for the shares underlying the Warrants as well as additional shares issuable upon conversion of the Series A Preferred Stock, beyond those included in the original SB-2 Registration Statement, due to a decline in the stock price. Penalties similar to those contained in the original Designation of Series A Preferred Stock apply if the Company is late in getting the shares registered. The Company intends to file a registration statement as soon as practicable.

         As noted above, the Company also has a pending commitment to file a registration statement, which was due October 7, 1998, covering the shares of Common Stock issuable upon conversion of the 6% Debentures. In the event the registration is not effective with the SEC within 120 calendar days of the Initial Issuance Date (which was July 21, 1998), the Company is required to pay a cash penalty of two percent (2%) of the face amount of the 6% Debentures and thereafter an amount equal to three percent (3%) of the face amount for every thirty calendar days (or any fraction thereof) until the registration is effective. If the Company does not obtain effectiveness of a registration statement by January 18, 1999, the holders have the right to require the Company to redeem the 6% Debentures at 120% of face value plus accrued and unpaid interest and penalties to the date of redemption. The Company intends to file a registration statement covering the Common Stock issuable upon conversion of the 6% Debentures as soon as practicable, and will include in that registration statement a sufficient number of shares to cover the additional warrants issued since January 1998 and the 290,000 shares issued to Liviakis Financial Communications, Inc., an affiliate of the Company, which have registration rights. See Note 5, below.


Note 5 -- LIVIAKIS FINANCIAL COMMUNICATIONS INC. ("LFC") - CONSULTING

         On June 30, 1998, the Company and LFC agreed to extend their consulting relationship through the entry of a new consulting agreement covering the period from August 1, 1998 through March 15, 1999 (the "New LFC Agreement"). The terms of the New LFC Agreement are substantially the same as the original LFC Agreement of June 1997. For services to be rendered under the New LFC Agreement, LFC received 290,000 shares of Common Stock, issued as a signing bonus upon execution of the New LFC Agreement. The consulting agreement was valued as $1,078,438 of prepaid consulting services based on the share price on the date of the agreement less a 15% discount, attributable to the fact that the shares were restricted and subject to a "lock-up" provision as described below. The consulting services will be expensed over the term of the agreement. The Common Stock issued to LFC under the new Consulting Agreement carries certain registration rights. In conjunction with the entry of the New LFC Agreement, LFC agreed to a further lock-up of all shares owned by LFC and its affiliates, pursuant to which they will not be able to sell such shares before February 1, 1999, even though certain of those shares were included in the Company's Registration Statement on From SB-2, which became effective August 7, 1998.


Note 6 -- LITIGATION

       Settlement of Claims of Certain Noteholders

         In April 1998, the Company entered into an agreement with certain Noteholders under which the Company issued shares of Common Stock in settlement of the dispute. Terms of the settlement entitled the Noteholders to certain guarantee or put provisions related to the shares. The guarantee provision of the settlement agreement allows the former Noteholders to recover the difference between the guarantee price (which is $3.00 per share as to the shares that are still entitled to the guarantee) and the gross amount the Noteholder receives upon a sale of the shares. The guarantee is operative at any time during the one year period commencing on the date the shares became saleable under SEC Rule
       144. The Company is obligated to pay the amount due within thirty days of receiving a demand, accompanied by documentation confirming the sale. Under the "put" provision of the settlement agreement, the former Noteholders will have a five day period commencing on the date one year from the date the shares become saleable under SEC Rule 144 during which the former Noteholders may "put" any shares remaining unsold by them at the time back to the Company. Upon exercise of the put, the Company must either (1) purchase the shares for the put price of $3.00 per share, or
       (2) require the shareholder to sell the shares into the market, with the Company making up the difference between the put price and the gross amount received by the shareholder upon such sale, within 15 days after receipt of written notice and documentation confirming the sale. The shares originally issued upon conversion of the notes and the additional shares resulting from the settlement are reflected as Redeemable Common Stock. The originally issued shares are reflected at their conversion value adjusted for the value attributable to the guarantee and "put" provisions. In the event redemption of such shares becomes probable and the actual redemption amount is in excess of the carrying amount, such excess amount will be recorded as litigation settlement expense. The additional shares are reflected at their redemption value. As of September 30, 1998, approximately 128,000 shares subject to the guarantee and "put" provision, with a carrying value of $232,000, remained outstanding and have a maximum redemption value of approximately $384,000 prior to any reduction for amounts the holder may receive upon the sale of such shares.

Note 7 -- RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of these derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company plans to adopt FAS 133 in the first quarter of fiscal 2000 and has not yet determined the effect, if any, of adopting the new standard.


Note 8 -- SUBSEQUENT EVENTS

         On October 1, 1998, the Company and CSI entered into a non-binding Letter of Intent to form a non-exclusive strategic partnership. CSI may also make an equity investment of $1,000,000 in the Company through a direct purchase of restricted shares of common stock. In a related transaction, an officer and a shareholder of CSI, may make a separate investment of $1,000,000 in the company through direct purchase of restricted shares. The Letter of Intent provides that the shares are to be issued at a discount of 10% from the average three-day closing price ($3.208) prior to the date of entry of the Letter of Intent, assuming the purchase agreements are completed in a timely manner. However, the Company expects that the purchase price will be adjusted to correspond to the price the Company may place additional shares in a contemplated financing.

         On October 28, 1998, the Company borrowed $500,000 from the CEO and 50% owner of Cardservice International, Inc. The note bears interest at 8% per annum and is payable in full on the earlier of the receipt by the Company of proceeds from the sale of the Company's Common Stock to this individual or March 1, 1999. In consideration for the loan, the Company also agreed to issue a Common Stock Purchase Warrant exercisable to purchase 25,000 shares of Common Stock at $3.038 per share through October 27, 2001.

         During the second fiscal quarter of 1999, the Company received two bridge loans from Liviakis Financial Communications, Inc. (LFC) totaling $300,000 in the form of 8% Notes Payable due February 1, 1999. In January, the Company received a $100,000 bridge loan in the form of a 8% Note Payable, due March 1, 1999. LFC and the principals of LFC have also agreed to extend their "lock-up" of Company shares held, through the end of calendar year 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

         The Company may, in  discussions  of its future plans,  objectives  and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which the Company believes are reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are detailed below, and in other reports filed by the Company under the Securities Exchange Act of 1934, including the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 and the Report on Form 8-K filed on August 11, 1998, Reporting an Event of August 3, 1998. The Form 8-K incorporates the Company's Registration Statement on Form SB-2 (SEC File No. 333-52625).

         History of Losses and  Potential  Fluctuations  in  Operating  Results:
       Throughout the Company's history including the first quarter of the fiscal year ending September 30, 1998, the Company has continued to experience significant operating losses. In addition, because the Company generally ships its products on the basis of credit card processing applications or purchase orders, increments to recurring revenue and other component sales in any quarter are highly dependent on orders shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts for future demand and not on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels that are inconsistent with actual revenues. The Company's results may also be affected by fluctuating demand for the Company's products and by increases in the costs of components acquired from the Company's vendors.

         Requirement for Additional Capital: At present, the development of the Company's infrastructure, product development initiatives, and transition to the new distribution program requires additional financing. Proceeds from recently completed private placement offerings have allowed the Company to continue operations; however, execution of the Company's business plan is dependent on a more significant debt or equity financing event. The Company continues to work both directly and through its consultants to secure additional debt or equity financing which is required to fund operations while a significant recurring revenue stream is built. While management is confident it can accomplish this objective, there is no guarantee that this additional funding will occur in the required time frame. The failure of the Company to obtain additional financing could have a material adverse impact on the Company, including its ability to continue as a going concern.

         Distribution Program: The Company has recently executed a Letter of Intent with Cardservice International which outlines CSI's intent to produce its LinkPoint(TM) processing terminals using the Company's proprietary Wireless Express Payment ServiceSM (WEPSSM). Lipman USA Inc. has also announced the availability of its NURIT 2090 terminal using WEPSSM. The Company anticipates that CSI and Lipman will promote these products within their own markets using their respective distribution channels. CSI is also expected to promote the wireless products to other ventures of First Data Merchant Services. The Company also has joint marketing and distribution agreements in place with GTE Wireless, Bell Atlantic Mobile, and Ameritech. These and anticipated additional distribution programs are expected to have a material impact on the Company's future revenue stream. While the Company anticipates it will execute a definitive agreement with CSI and sign distribution agreements with other significant partners, the failure to successfully complete the agreements and execute the specified programs through any of these distributors could have a material adverse effect on the Company.

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

         Dilutive and Other Possible Adverse Effects of Outstanding Options, Warrants and Other Rights to Acquire Common Stock: The Company has a substantial number of outstanding rights to acquire Common Stock in the form of the Series A Preferred Stock, the 6% Convertible Subordinated Debentures, various warrants, options, and contract rights. A substantial number of these rights, plus additional rights in the form of options that have been or may be granted to the Company's officers, directors, employees or consultants under the Company's 1992 Stock Option Plan or otherwise, are exercisable at prices which are less than the present market price for the Common Stock. Under the terms of such rights, the holders thereof are given an opportunity to profit from a rise in the market price of the Common Stock with a resulting dilution in the interests of other shareholders. The terms on which the Company may obtain additional financing may be adversely affected by the existence of such rights.

         Current Status of Registration Statements: The Company was obligated to file a registration statement with the Securities and Exchange Commission by October 7, 1998, covering the shares of Common Stock issuable upon conversion of the 6% Debentures which the Company sold in July 1998. In September 1998, the Company redeemed a total of 833,000 shares of its Series A Preferred Stock. In conjunction with that redemption, the Company also agreed to issue warrants exercisable to purchase a total of 212,257 shares of Common Stock to the holders of the remaining shares of Series A Preferred Stock. The redemption agreement includes provisions that obligated the Company to file a registration statement by October 31, 1998, covering any additional shares issuable upon conversion of the Series A Preferred Stock. A registration statement to cover these shares has not been filed as of the date of filing of this Report. See "Securities Issuances to Fund Operations" and "Private Offering of 6% Convertible Subordinated Debentures due July 21, 2000" sections of Results of Operations.


       RESULTS OF OPERATIONS
       ---------------------

       U.S. Wireless Data, Inc.(the "Company" or "USWD") was incorporated in the State of Colorado on July 30, 1991. The Company is in the business of providing products and services to enable the use of wireless technology for electronic payment and other transactions.

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

       In fiscal year 1998, to broaden distribution of the TRANZ Enabler CDPD based product, the Company entered into agreements with large telecommunications carriers for direct distribution of products and services to merchants. The Company signed joint marketing and operating agreements with Bell Atlantic Mobile, Ameritech Mobile Communications, Inc., and GTE Wireless. The agreements contain certain significant operational and financial performance criteria that the company is required to meet. Commencing in the second quarter of fiscal 1998 and continuing into the first quarter of fiscal 1999, USWD made significant investments to support a nationwide deployment of TRANZ Enablers to merchants through GTE's and other telecommunications carriers' national sales forces. Under these deployment programs, the carrier's sales representative introduces USWD's credit card processing solution and TRANZ Enabler to the end user merchant. Upon execution of a credit card processing agreement, a TRANZ Enabler unit(s) was provided to the merchant by USWD. The Company retains a portion of the monthly credit card fees based on the dollar volume and number of transactions processed through the TRANZ Enabler.

     Market Penetration through Telecommunications Carriers and Revisions to Business Plan
     -------------------------------------------------------------------------

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

       Because revenue has not developed as hoped, and expenditures have been outstripping the Company's ability to support its business plan, management began to reexamine the Company' s business plan in the fourth quarter of fiscal 1998 and came to the conclusion that the Company could not continue to function at its current expenditure levels.

       During the first quarter of fiscal 1999, Roger Peirce, previous Vice President of Operations for Visa and most recently the President of First Data Merchant Services joined the USWD Board of Directors. While acclimating to USWD's business plan and strategy, Mr. Peirce was asked by the Board of Directors to take a more active role in the Company. On August 21, 1998 Mr. Peirce became the Chief Executive Officer of the Company. Mr. Peirce is also a nonvoting member of the Board of Directors of Cardservice International. Inc. ("CSI"), a related party. Mr. Peirce replaced Evon A. Kelly as the Company's CEO and Rod Stambaugh as Chairman. Mr. Kelly resigned as an officer and director of the Company, but remains as an employee of the Company under a one-year employment agreement. Mr. Stambaugh remains as President and a director of the Company.

       Mr. Peirce identified several areas in the Company's distribution and operational strategy that required redirection. Beginning the last week of August 1998, several changes in the Company's strategy were implemented. The fundamental change in the strategy involves positioning the Company as an enabler of wireless products and services to the marketplace and not as a competitor to the current incumbents. This repositioning of the Company in the marketplace encompasses the discontinuation of soliciting and owning merchant contracts for providing bankcard-processing services. The Company's approach to the market in fiscal 1998 effectively positioned itself as a direct competitor to the major merchant acquirers. The Company's new strategy involves an end-to-end systems approach to enabling the marketplace. The Company is enabling the marketplace with a new service offering - Wireless Express Payment ServiceSM (WEPSSM). WEPSSM includes an expanding set of wireless terminal devices that incorporate the Company's proprietary CDPD modem, a web-based IP address provisioning and terminal activation process that includes real time remote diagnostic capabilities, the CDPD network service, and server technology that delivers wireless transactions to the current front end card processors. The Company is targeting the top 30 merchant acquirers and card processors for this service. The initial response for WEPSSM from the targeted prospects has been very positive.

       In furtherance of this new strategy, on October 1, 1998, the Company and CSI entered into a non-binding Letter of Intent to form a non-exclusive strategic partnership to jointly exploit payment system opportunities using wireless technologies. Upon entry of a final agreement, CSI will produce its LinkPoint(TM) processing terminals using the Company's proprietary Wireless Express Payment ServiceSM. CSI will promote these products within its own markets using its approximately 2,200-person sales force. In addition, CSI is to promote the wireless products to other ventures of First Data Merchant Services, the fifty-percent owner of CSI. Pursuant to the non-binding Letter of Intent, CSI also agreed to consider making an equity investment of $1,000,000 in the Company through a direct purchase of restricted shares of common stock and Chuck Burtzloff, the chief executive officer and 50 percent owner of CSI, has agreed to consider making a separate investment of $1,000,000 in the Company through direct purchase of restricted shares. The Company intends to coordinate the timing and terms of these investments with a future private offering of equity.

     Securities Issuances to Fund Operations
     ---------------------------------------

       To fund its operating requirements, the Company has had to rely primarily on the issuance of debt or equity securities over a significant part of the last two fiscal years. In August 1998, the Company obtained effectiveness of a registration statement on Form SB-2 (SEC File No. 333-52625) under which it registered a total of 7,240,356 shares of Common Stock, for resale by certain security holders of the Company (the "August SB-2"). The August SB-2 was filed to honor the registration rights of the holders of the Company's Series A Preferred Stock and one previously issued 50,000 share Warrant. After the August SB-2 was declared effective by the SEC, the National Association of Securities Dealers, Inc. ("NASD") determined that it would undertake a detailed review of the registration statement. Pending the completion of the NASD review, the Company suspended the sale of shares under the registration statement through NASD member firms. Approximately 250,000 of the registered shares were sold under that registration statement before the Company suspended sales under it. During the NASD's review, the Company further determined that the Prospectus contained in the August SB-2 was no longer current and that a "post-effective amendment" would be required to be filed and declared effective by the SEC before additional sales can be made under the August SB-2.

       In September 1998, the Company negotiated a partial redemption of its outstanding Series A Preferred Stock with several of the security holders. The Company borrowed $1,300,000 from Liviakis Financial Communications, Inc. and used $1 million of that money to redeem $833,000 face value of the Series A Preferred Stock. The Company paid 120% of face value for the redemption. The note payable to LFC is due February 1, 1999 and bears interest at 8% per year. The security holders participating in this redemption also agreed to a gated conversion schedule over the following three months. The participating investors, representing approximately 1,342,000 shares of the remaining Series A Preferred agreed to hold their Series A Preferred shares until at least October 15, 1998. Following October 15, 1998, one-third of the Series A Preferred shares may be converted to common stock on each of October 15, November 15, and December 15 of 1998, respectively. As an incentive to these investors, the Company agreed to issue Common Stock purchase warrants exercisable to purchase that number of shares of Common Stock equal to five percent of the number of shares of Series A Preferred Stock held by the participating investor at the end of each period. The warrants are to be exercisable for three year terms, at a per share price equal to 110% of the average of the closing bid price over the five days prior to the effective date of each warrant. The Company has also agreed to increase the dividend rate from 4% to 8% on the balance of the unconverted Series A Preferred Stock balance and to register with the SEC for public resale a sufficient number of shares of Common Stock to cover all conversions of the Series A Preferred stock plus the shares of Common Stock underlying the warrants. The registration statement was to be filed by October 31, 1998, and penalties similar to those contained in the original Designation of Series A Preferred Stock apply if the Company is late in getting the shares registered. As of the date of this Report, the Company has not yet filed this registration statement.

     Private  Offering of 6%  Convertible  Subordinated  Debentures due
     July 21, 2000.
     ---------------------------------------------------------------------------

       On July 27 1998, the Company completed a private offering of $2,000,000 principal amount of 6% Convertible Subordinated Debentures due July 21, 2000 (the "6% Debentures") and Common Stock Purchase Warrants Exercisable to Purchase 100,000 shares of Common Stock exercisable at $4.25 per share until July 21, 2001 (the "Warrants"). The net proceeds to the Company from the offering were approximately $1,810,000, after paying finder's fees of $190,000, but before paying additional expenses of the offering, which were approximately $20,000. The Company used $251,537 of the proceeds from the offering to pay off a $250,000 short term bridge loan from one of the participating investors, which was evidenced by a promissory note dated June 26, 1998, and used the balance of the proceeds as working capital and to repay existing obligations. The purchaser of 1,600,000 shares of the Company's Series A Cumulative Convertible Redeemable Preferred Stock, purchased $1,000,000 of the 6% Debentures. JW Genesis Securities, Inc. of Boca Raton, Florida, acted as the primary finder in the transaction and the Company paid JW Genesis a finder's fee equal to seven percent (7%) of the amount raised from the sale of the 6% Debentures, which amounted to $140,000. In addition, JW Genesis received a three-year, 60,000 share Common Stock purchase warrant exercisable at $4.50 per share. The shares underlying the Warrant are entitled to piggyback registration rights, with the registration expenses to be paid by the Company. The Company also paid a finder's fee to Liviakis Financial Communications, Inc. ("LFC") in the amount of 2.5% of the amount raised on the sale of the 6% Debentures, which amounts to $50,000, under the consulting relationship between the Company and LFC. Messrs. John M. Liviakis and Robert B. Prag, who are affiliates of LFC, are significant shareholders of the Company.

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

       The Company committed to file a registration statement covering the shares of Common Stock underlying the 6% Debentures by October 7, 1998 (which it did not). Since the registration was not effective with the SEC within 120 calendar days of the Initial Issuance Date, the Company became obligated to pay a cash penalty of two percent (2%) of the face amount of the 6% Debentures and thereafter an amount equal to three percent (3%) of the face amount for every thirty calendar days (or any fraction thereof) until the registration is effective. Because the Company failed to obtain effectiveness of a registration statement by January 18, 1999, the holders have the right to require the Company to redeem the 6% Debentures at 120% of face value plus accrued and unpaid interest and penalties to the date of redemption. The Company intends to file a registration statement covering the Common Stock issuable upon conversion of the 6% Debentures as soon as practicable, and will include in that registration statement a sufficient number of shares to cover the additional warrants issued since January 1998 and the 290,000 shares issued to an affiliate of the Company which have registration rights. The Company may also include additional shares of Common Stock to cover the conversion of shares of Series A Preferred Stock for which a sufficient number of shares were not included in the August SB-2 owing to a decline in the Market Price for the Common Stock subsequent to the time the August SB-2 was filed. The Company is in discussion with various holders of the Series A Preferred Stock and the 6% Debentures regarding a possible restructuring or redemption of these securities.

     Current Financing Initiatives
     -----------------------------

       The Company has several initiatives that it is currently pursuing to raise additional capital. On October 1, 1998, the Company entered into a non-binding Letter of Intent with Cardservice International, Inc. to form a non-exclusive strategic partnership involving joint- product and distribution initiatives. The Letter of Intent also includes a provision pursuant to which a $2,000,000 direct equity investment in USWD by CSI and its chief executive officer may be made if the terms of a definitive agreement can be reached. The parties are working on the completion of definitive agreements.

       The Company is also exploring similar initiatives with several other potential strategic partners as well as continuing efforts to raise capital from other debt or equity sources.

     Year 2000 Issues
     ----------------

      The Company has completed a review of the impact of the Year 2000 issue on the Company's business. This issue concerns the potential problems and liabilities faced by all users and persons dependent on computers that might result from software or system failure or malfunctions if the systems fail to properly recognize the date change between 1999 and 2000. The Company's internal business systems have been evaluated, and with the exception of the accounting system, are Year 2000 compatible. The Company intends to replace the accounting software during fiscal year 1999. The cost of conversion is not expected to be material. The engineering staff has made an assessment of USWD products and is not aware of any complications regarding the products the Company delivers to the end users. The Company is reliant on the electronic payments infrastructure utilized by credit card processors, banks and financial institutions within the United States, and could be subject to unresolved issues which impact this infrastructure. The Company could be adversely, materially affected, both operationally and financially, to the extent third parties with which it interfaces, either directly or indirectly, have not properly addressed their Year 2000 issues.

     Fiscal 1999 Compared to Fiscal 1998

     Net Revenue
     -----------

       Revenue of $361,000 for the first quarter of fiscal 1999 increased 33% from revenue of $270,000 generated during the first quarter of fiscal 1998 as the Company continued the shift from a per-unit sales approach to a recurring revenue model. Product sales of POS-50, POS-500 and other equipment sales decreased by approximately $90,000 while service revenue, which includes application fees, transaction processing, and repair revenue increased by approximately $181,000. In the latter part of the first quarter of fiscal 1999, the Company embarked on a significant shift in its product and distribution strategy. This involves the integration of the Company's WEPSSM modem and server technology into the product offerings of other terminal manufactures and development of distribution agreements with the major merchant card acquirers and card processors. The Company anticipates that this transition will take several months as new products, services and distribution capabilities are introduced to the market.

     Gross Profit
     ------------

       Gross profit of $94,000 in the first quarter of fiscal 1999 was even with the prior year's quarter, although the profit margin decreased as a percent of revenue to 26% in the current quarter from 35% in the prior quarter. This was attributable to a shift in revenue from a higher margin product component to a lower margin services component. The Company expects the margin relationships to switch as the new business model is implemented. The Services cost structure in the first quarter reflects the dynamics of the previous business model which includes ongoing TRANZ Enabler amortization for processing units deployed. Efforts are also underway to eliminate underutilized CDPD addresses from the CDPD carrying cost. The new WEPSTM Service is expected to improve the margin relationships as it becomes a more predominate component of the Services offering.


     Operating Expenses
     ------------------

       Selling, general and administrative expense increased from $1,288,000 in the first quarter of fiscal 1997 to $1,686,000 in the first quarter of fiscal 1998. Of the approximate $400,000 net increase, the significant increase in Company headcount from 18 at September 1997 to 53 in September 1998, increased salary, commission and benefit expense by $672,000, including severance expense of approximately $100,000. This was partially offset by a quarterly adjustment for a variable stock option resulting in a $266,000 non-cash credit to reflect the change in the carrying value of the option due to the change in the Company's stock price during the quarter. Non-cash consulting expense, including a charge resulting from a warrant extension in the prior year's first quarter, decreased by $246,000 in the current quarter. Other operating expenses increased by $233,000 due primarily to increased travel, rent, and communication expense related to the increase in headcount, particularly in the sales organization, and increase in professional services expense.

       Research and development expenses decreased slightly from $95,000 in the first fiscal quarter of 1998 to $80,000 in the first quarter of 1999. This decrease was due to a reduction in materials expense.


     Interest Expense and Other Income
     ---------------------------------

       Interest expense of $116,000 in the current quarter included a $97,000 non-cash charge related to the July Convertible Debenture financing. The convertible features of the debenture include an "in-the-money" convertible option that allows the holder to obtain shares of common stock at a discount off of fair market value. The value of the in-the-money provision has been allocated to stockholder equity.

       Other income of $190,000 resulted from the successful restructuring of a note payable to a former terminal equipment supplier. This note had previously been reported in a default status.


     FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
     ----------------------------------------------------

       The Company continues to have significant problems due to its financial condition and lack of liquidity. While management is optimistic with its medium and long term opportunities, the Company is constrained by its immediate financial condition and requirement for increased liquidity. The Company has accumulated a deficit of approximately $30 million since inception to September 30, 1998, with a working capital deficit of approximately $2,476,000 at September 30, 1998, versus a deficit of $2,967,000 in the prior year. The Company has several immediate financial obligations in the form of notes payables, commitments on the 6%
     Convertible Debentures, and several key vendor payables. The Company believes that it will be able to restructure these commitments as necessary while it completes an anticipated financing event designed to satisfy its obligations and fund the business plan, although no assurance can be given that this will be the case.

       With the implementation of the new distribution strategy adopted in the latter part of the first quarter of fiscal 1999 (see "Market Penetration through Telecommunication Carriers and Revisions to Business Plan," above), the Company has taken steps to reduce spending. With the new focus on distribution through large merchant acquirers, the Company has reduced headcount from 60 at June 30, 1998, to 39 as of October 31, 1998, with most of the reduction occurring in the direct sales force. With the appointment of Roger Peirce as CEO, the Company has been able to avail itself of the services of several key senior level personnel, engaged under consulting contracts with remuneration in the form of options rather than cash. Based on current staffing levels, the Company's expenditures are running at a monthly rate of approximately $325,000 versus $450,000 per month in the fourth quarter of fiscal 1998. However, execution of the Company's current business plan is dependent on a significant debt or equity financing event in the immediate future. The Company continues to work both directly and through its consultants in an effort to secure additional debt or equity financing which is required to fund operations while a significant recurring revenue stream is built. While management is confident it can accomplish this objective, the inability of the Company to secure additional financing in the near term could adversely impact the Company's financial position, including its ability to continue as a going concern.

PART II

ITEM 1 - LITIGATION

     Settlement of Claims of Certain Noteholders

     In April 1998, the Company entered into a settlement agreement with certain Noteholders under which the Company issued shares of Common Stock in settlement of the dispute. Terms of the settlement entitled the Noteholders to certain guarantee or put provisions. The guarantee provision of the settlement agreement allows the former Noteholders to recover the difference between the guarantee price (which is $3.00 per share as to the shares that are still entitled to the guarantee) and the gross amount the Noteholder receives upon a sale of the shares. The guarantee is operative at any time during the one year period commencing on the date the shares became saleable under SEC Rule 144. The Company is obligated to pay the amount due within thirty days of receiving a demand, accompanied by documentation confirming the sale. Under the "put" provision of the settlement agreement, the former Noteholders will have a five day period commencing on the date one year from the date the shares become saleable under SEC Rule 144 during which the former Noteholders may "put" any shares remaining unsold by them at the time back to the Company. Upon exercise of the put, the Company must either (1) purchase the shares for the put price of $3.00 per share, or (2) require the shareholder to sell the shares into the market, with the Company making up the difference between the put price and the gross amount received by the shareholder upon such sale, within 15 days after receipt of written notice and documentation confirming the sale. The shares originally issued upon conversion of the notes and the additional shares resulting from the settlement are reflected as Redeemable Common Stock. The originally issued shares are reflected at their conversion value adjusted for the value attributable to the guarantee and "put" provisions. In the event redemption of such shares becomes probable and the actual redemption amount is in excess of the carrying amount, such excess amount will be recorded as litigation settlement expense. The additional shares are reflected at their redemption value. As of September 30, 1998, approximately 128,000 shares subject to the guarantee and "put" provision, with a carrying value of $232,000 remained outstanding and have a maximum redemption value of approximately $384,000 prior to any reduction for amounts the holder may receive upon the sale of such shares.


ITEM 2 - CHANGES IN SECURITIES

     Recent Issuances of Unregistered Securities:

       During the fiscal quarter ended September 30, 1998,  the Company sold the
     following   securities   without   registering  the  securities  under  the
     Securities Act of 1933, as amended (the "Act").

     July 21, 1998: $2,000,000 of 6% Convertible Debentures due July 21, 2000. The Convertible Debentures are convertible into shares of Common Stock at the lesser of 80% of the closing bid price over the last five trading days prior to conversion, or $4.25 per share. The Debenture Agreement is filed as Exhibit 4.17 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998. Amounts payable to holders of the 6% Debentures will diminish amounts payable to holders of the Company's Common Stock as dividends or upon liquidation;

     July 21, 1998: 20,000 Common Stock purchase warrants issued to RBB Bank, exercisable at $4.375 through July 21, 2001;

     July 21, 1998: 60,000 Common Stock purchase warrants issued to JW Genesis Securities, Inc. exercisable at $4.50 through July 21, 2001;

     July 21, 1998: 100,000 Common Stock purchase warrants issued to the purchasers of the 6% Convertible Debentures, exercisable at $4.25 through July 21, 2001;

     September 3 - 9, 1998: 300,000 non-qualified Common Stock purchase options, with strike prices between $2.38 and $2.72, issued to three consultants for management services in lieu of salary;

     September 8, 1998: 290,000 shares of Common Stock issued to Liviakis Financial Communications, Inc., an affiliate of the Company, as consideration for a new consulting agreement entered into as of June 30, 1998;

     September 11, 1998: 8,333 Common Stock purchase warrants issued to entrenet Group, LLC, exercisable at $2.40 through September 11,
     2003.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     6% Convertible Subordinated Debentures Due July 21, 2000

          Pursuant to the Debenture Agreement relating to the Company's 6% Convertible Subordinated Debentures due July 21, 2000, the Company committed to file a registration statement with the Securities and Exchange Commission by October 7, 1998, covering the shares of Common Stock issuable upon conversion of the 6% Debentures which the Company sold in July 1998. That registration statement has not been filed as of the date of filing of this Report. The security required effective registration of the underlying shares within 120 days of July 21, 1998, with the following cash penalties for failure to obtain effectiveness by that time: 2% of the face amount of the Debentures at 120 days; and 3% of the face amount of the Debentures for each additional 30 day period (or any part of any 30-day period) during which the registration statement remains ineffective. The holders also have the right to require the Company to redeem the Debentures for 120% of face value plus accrued interest if the shares were not registered by January 17, 1999. The initial interest payment through December 31, 1998, of approximately $55,000, was due and payable by January 15, 1999. The Company has not made the penalty or interest payments as of the date of filing this Report, and does not presently have the resources to do so. The holders also have the right to accelerate the payment of all amounts due and owing under the Debentures if an "Event of Default" (as defined in the Debenture Agreement) is not cured within 45 days of its occurrence. Failure to pay the penalties and/or interest within the periods required by the Debenture Agreement may constitute "Events of Default."


     Series A Preferred Stock

          In September 1998, the Company redeemed a total of 833,000 shares of its Series A Preferred Stock. In conjunction with that redemption, the Company also agreed to issue warrants exercisable to purchase a total of 212,257 shares of Common Stock to the holders of the remaining shares of Series A Preferred Stock. The redemption agreement includes provisions that obligated the Company to file a registration statement by October 31, 1998, covering any additional shares issuable upon conversion of the Series A Preferred Stock (beyond those included in the original SB-2 Registration Statement that was declared effective as of August 7, 1998, which, because of a declining stock price, included an insufficient number of shares to cover conversion of all of the outstanding shares of Series A Preferred Stock), plus the shares issuable upon exercise of the warrants. The Company has not filed this registration statement as of the date of filing of this report, and penalties similar to those contained in the original Designation of Series A Preferred Stock apply if the Company is "late" in getting the shares registered.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits required by Item 601 of Regulation S-B

          4.1 Non-Qualified Stock Option issued to Roger Peirce effective November 23, 1998 (1)

          10.1 Extension of Promissory Notes issued to Liviakis Financial Communications, Inc., dated January 1, 1999

          10.2 Lock-up Agreement between the Company and Liviakis Financial Communications, Inc. dated January 1, 1999

          10.3 Extension of Promissory Note issued to R. Chuck Burtzloff, dated January 1, 1999


          27   Financial Data Schedule
     ___________________________

          (1) This exhibit constitutes a "Management Contract, Compensatory Plan or Arrangement" required to be filed as an Exhibit to this Report.


     b) Reports on Form 8-K

On July 31, 1998, the Company filed a report on Form 8-K reporting an event of July 16, 1998. The report contained disclosures under Item 5 - Other Events, relating to the filing of Amendment No. 1 to its Registration Statement on Form SB-2 (SEC File No. 333-52625) with the United States Securities and Exchange Commission. The number of shares being registered was decreased from 7,324,106 included in the initial filing to 7,240,356 shares of Common Stock. None of the Shares are being sold by the company and the Company will not receive any proceeds from sales of the shares.

On August 11, 1998, the Company filed a report on Form 8-K reporting an event of August 3, 1998. The report contained disclosures under Item 5 - Other Events, relating to the filing of Amendment No. 2 to its Registration Statement on Form SB-2 (SEC File No. 333-52625) with the United States Securities and Exchange Commission.

On September 14, 1998, the Company filed a report on Form 8-K reporting an event of August 21, 1998. The report contained disclosures under Item 5 - Other Events, relating to changes in management. On August 21, 1998, Mr. Roger Peirce became the Chief Executive Officer and Chairman of the Board of the Company, and on September 1, 1998, Charles T. Russell became a member of the Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            U.S. WIRELESS DATA, INC.
                                            Registrant


Date:    January 28, 1999                   By: /s/ Roger Peirce
         ---------------------------            --------------------------
                                                Chief Executive Officer


         January 28, 1999                   By: /s/ Robert E. Robichaud
         ---------------------------            --------------------------
                                                Chief Financial Officer