Form 10QSB
period 1998-12-31
U S WIRELESS DATA INC
filed 1999-02-16
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998.
                                                              ------------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.


         Commission File No.:  0-22848


                            U.S. Wireless Data, Inc.
             (Exact name of registrant as specified in its charter)


        Colorado                                          84-1178691
------------------------                       ---------------------------------
(State of incorporation)                       (IRS Employer Identification No.)


                          2200 Powell Street, Suite 800
                          Emeryville, California 94608
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)



                                 (510) 596-2025
               --------------------------------------------------
              (Registrant's Telephone Number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                            Yes  [X]     No [ ]


As of December 31, 1998 there were outstanding 13,586,124 shares of the Registrant's Common Stock (no par value per share).


Transitional Small Business Disclosure Format

                            Yes [ ]      No [X]

                            U.S. WIRELESS DATA, INC.

                                TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION                                                        Page
                                                                                       ------
Item 1.    Financial Statements (Unaudited)

           Balance Sheets --
                  December 31, 1998, and June 30, 1998...................................3

           Statements of Operations --
                  Three Months and Six Months Ended December 31, 1998 and 1997...........4

           Statements of Cash Flows --
                  Three Months Ended December 31, 1998 and 1997..........................5

           Notes to Financial Statements.................................................6-9

Item 2.    Management's Discussion and Analysis..........................................9-16


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings ............................................................17

Item 2.    Changes in Securities.........................................................17

Item 3.    Defaults Upon Senior Securities...............................................18

Item 6.    Exhibits and Reports on Form 8-K..............................................18

                            U.S. WIRELESS DATA, INC.

                                  BALANCE SHEET
                                   (Unaudited)

                                                                              December 31, 1998   June 30, 1998
                                                                              -----------------   -------------
                                  ASSETS

Current assets:
        Cash ...............................................................   $     73,000    $      4,000

        Accounts receivable, net of allowance for doubtful .................        197,000          55,000
        accounts of $28,000 at December 31, 1998;
        $22,000 at  June 30, 1998
        Inventory, net .....................................................        260,000         480,000
        Other current assets
                                                                                    443,000         187,000
                                                                               ------------    ------------
             Total current assets ..........................................        973,000         726,000
Processing units - deployed ................................................        520,000         517,000
Property and equipment, net ................................................        255,000         253,000
             Other assets ..................................................        317,000          69,000
                                                                               ------------    ------------

Total assets ...............................................................   $  2,065,000    $  1,565,000
                                                                               ============    ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable ...................................................   $  1,199,000    $  1,506,000

        Accrued liabilities ................................................      1,053,000       1,735,000
        Borrowings, current portion

                                                                                  2,221,000         452,000
                                                                               ------------    ------------
             Total current liabilities .....................................      4,473,000
                                                                                                  3,693,000

Borrowings, long-term portion ..............................................      1,341,000          45,000
                                                                               ------------    ------------
             Total liabilities .............................................      5,814,000       3,738,000
                                                                               ------------    ------------


Redeemable common stock ....................................................        232,000         372,000
                                                                               ------------    ------------

Stockholders' deficit:
        Preferred stock, 15,000,000 authorized,  1,341,667 and 3,060,000 ...      1,342,000       3,060,000
           Series A issued and outstanding at September 30, 1998 and
           June 30, 1998, respectively
        Common stock, at stated value, 40,000,000 ..........................     13,586,000      12,195,000
           shares  authorized; 13,586,124 and 12,195,358 shares issued and outstanding at September 30, 1998 and June 30, 1998, respectively
        Additional paid-in capital .........................................     12,997,000      10,222,000
        Accumulated deficit ................................................    (31,906,000)    (28,022,000)
                                                                               ------------    ------------
        Total stockholders' deficit ........................................     (3,981,000)     (2,545,000)
                                                                               ------------    ------------


        Total liabilities and stockholders' deficit ........................   $  2,065,000    $  1,565,000
                                                                               ============    ============


       Accompanying notes are an integral part of the financial statements

                            U.S. WIRELESS DATA, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         Three months ended December 31,   Six months ended December 31,
                                         -------------------------------   -----------------------------
                                                 1998            1997            1998            1997
                                                 ----            ----            ----            ----
Net revenues:
    Product sales .....................   $    343,000    $     95,000    $    509,000    $    351,000
    Services ..........................        177,000          21,000         372,000          35,000
                                          ------------    ------------    ------------    ------------
                                               520,000         116,000         881,000         386,000
                                          ------------    ------------    ------------    ------------
Cost of revenues:
    Product sales .....................        252,000          53,000         360,000         227,000
    Services                                   172,000           8,000         331,000          10,000
                                          ------------    ------------    ------------    ------------
                                               424,000          61,000         691,000         237,000
                                          ------------    ------------    ------------    ------------

Gross margin ..........................         96,000          55,000         190,000         149,000
                                          ------------    ------------    ------------    ------------

Operating expenses:
    Selling, general and administrative      1,382,000       2,853,000       3,068,000       4,141,000
    Research and development                   178,000          78,000         258,000         173,000
                                          ------------    ------------    ------------    ------------
       Total operating expense ........      1,560,000       2,931,000       3,326,000       4,314,000
                                          ------------    ------------    ------------    ------------

Loss from operations ..................     (1,464,000)     (2,876,000)     (3,136,000)     (4,165,000)

Interest income .......................          3,000            --             8,000            --
Interest expense ......................       (117,000)       (244,000)       (233,000)       (268,000)
Other expense .........................       (351,000)         (1,000)       (161,000)         (1,000)
                                          ------------    ------------    ------------    ------------

Net loss ..............................   $ (1,929,000)   $ (3,121,000)   $ (3,522,000)   $ (4,434,000)
                                          ============    ============    ============    ============


Basic and diluted loss per share: .....   $      (0.14)   $      (0.34)   $      (0.25)   $      (0.30)
                                          ============    ============    ============    ============


Weighted average common shares ........     13,582,000       9,209,000      13,038,000       8,490,000
  outstanding - basic/diluted             ============    ============    ============    ============


       Accompanying notes are an integral part of the financial statements

                            U.S. WIRELESS DATA, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           For the six months ended December 31,
                                                           -------------------------------------
                                                                   1998          1997
                                                                   ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .............................................   $(3,522,000)   $(4,434,000)
    Adjustments to reconcile net loss to net cash used in
     Operating activities:
        Depreciation and amortization ....................       145,000         11,000
        Non-cash consulting services and warrant extension     1,339,000      1,454,000
        Non-cash variable option-compensation expense ....      (573,000)     1,188,000
        Non-cash interest expense - debentures ...........       182,000        225,000
        Non-cash other expense - warrants ................       350,000           --
        Debt forgiveness .................................      (192,000)          --
        Changes in current assets and liabilities:
           Accounts receivable ...........................      (142,000)        (3,000)
           Inventory .....................................       170,000       (426,000)
           Other current assets ..........................        16,000        (48,000)
           Accounts payable ..............................      (393,000)       396,000
           Accrued liabilities ...........................       (37,000)        24,000
                                                             -----------    -----------
           Net cash used in operating activities .........    (2,657,000)    (1,613,000)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property, plant, and equipment .......       (45,000)      (112,000)
        Processing units - deployed ......................       (81,000)          --
                                                                  10,000        (85,000)
                                                             -----------    -----------
           Net cash used in investing activities .........      (116,000)      (197,000)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of stock ..................        26,000        556,000
        Issuance of note receivable ......................     1,630,000         28,000
        Principal payment on borrowings ..................      (122,000)          --
        Net proceeds from issuance of debt ...............     2,308,000      2,743,000
        Redemption of preferred stock ....................    (1,000,000)          --
                                                             -----------    -----------
           Net cash provided by financing activities .....     2,842,000      3,327,000
                                                             -----------    -----------


Net increase in cash .....................................        69,000      1,517,000


Cash at beginning of period ..............................         4,000          6,000
                                                             -----------    -----------


Cash at end of period ....................................   $    73,000    $ 1,523,000
                                                             ===========    ===========

       Accompanying notes are an integral part of the financial statements

                            U.S. WIRELESS DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 -- ACCOUNTING PRINCIPLES

         The balance sheet as of December 31, 1998, as well as the statements of operations for the three months ended December 31, 1998 and December 31, 1997, and statement of cash flows for the three months ended December 31, 1998 and December 31, 1997 have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows at December 31, 1998 and for all periods presented, have been made.

         Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1998. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.



Note 2 -- FINANCIAL CONDITION AND LIQUIDITY

         The Company continues to have difficulties due to its financial condition and lack of liquidity. The Company has accumulated a deficit of approximately $32 million since inception, including a loss of $1.9 million during the second quarter of fiscal year 1999, and has limited financial reserves. At present, development of the Company's products and services requires immediate and significant additional financing.

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


Note 3 -- NET LOSS PER SHARE

         Earnings (loss) per common share (EPS) is computed using Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." SFAS No. 128, establishes standards for the computation, presentation, and disclosure of earnings per share. Basic and diluted net loss per common share are computed by dividing the net loss by the weighted average number of common shares outstanding at the end of the period. Diluted EPS excludes exercisable stock options and warrants from the calculation since their effect would be anti-dilutive. Such stock options and warrants could potentially dilute earnings or losses per share in the future. EPS for the three-month and six-month period ended December 30, 1997 have been restated to conform with SFAS No.128. In the second quarter of fiscal 1999, the net loss available to common shareholders equals the net loss less $27,000 of preferred stock dividends charged to retained earnings. For the first six months of fiscal 1999, the net loss available to common shareholders equals the net loss less $377,000 of preferred stock dividends and redemption premium charged to retained earnings.

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

         In August 1998, the Company obtained effectiveness of a registration statement on Form SB-2 (SEC File No. 333-52625) under which it registered a total of 7,240,356 shares of Common Stock, for resale by certain security holders of the Company (the "August SB-2"). After the August SB-2 was declared effective by the SEC, the National Association of Securities Dealers, Inc. ("NASD") determined that it would undertake a detailed review of the registration statement. Pending the completion of the NASD review, the Company suspended the sale of shares under the registration statement through NASD member firms. Approximately 250,000 of the registered shares were sold under that registration statement before the Company suspended sales under it. During the NASD's review, the Company further determined that the Prospectus contained in the August SB-2 was no longer current and that a "post-effective amendment" would be required to be filed and declared effective by the SEC before additional sales can be made under the August SB-2. A total of 1,030,310 shares of Common Stock included in the August SB-2 were registered for sale on behalf of the holders of the Company's Series A Preferred Stock. As of December 31,
      1998, there remained 1,341,667 shares of Series A Preferred Stock outstanding and approximately 307,000 shares of Common Stock which have been issued upon conversion of, or as dividends on, the Series A Preferred Stock which have not yet been sold under the SB-2. All shares of the Common Stock issuable upon conversion of, or as dividends on, the Series A Preferred stock became eligible for sale under SEC Rule 144 as of December 10, 1998.

         On September 22, 1998, the Company entered into an agreement with Liviakis Financial Communications, Inc., a significant shareholder of the Company, for a $1,300,000 debt financing. The note payable was due February 1, 1999, bears interest at 8% per year, and is secured by substantially all available assets of the Company. The Company used
      $1,000,000 of the proceeds to redeem $833,000 of the approximate $2.3 million balance of its Series A Convertible Preferred Stock. The Company paid 120% of face value for the redemption. The security holders participating in this redemption also agreed to a gated conversion schedule over the following three months. The participating investors, representing approximately 1,342,000 shares of the remaining Series A Preferred, agreed to hold their Series A Preferred shares until at least October 15, 1998 after which time one-third of the Series A Preferred shares may be converted to common stock on each of October 15, November 15, and December 15 of 1999, respectively. As an incentive to these investors, the Company agreed to issue Common Stock purchase warrants exercisable to purchase that number of shares of Common Stock equal to five percent of the number of shares of Series A Preferred Stock held by the participating investor at the end of each period. As of December 31, 1998, the Company is obligated to issue warrants for 78,089 shares exercisable at $2.40 per share through October 15, 2001, 67,084 shares exercisable at $3.36 per share through November 15, 2001, and 67,084 shares exercisable through December 15, 2001. By October 31, 1998, the Company was to file a registration statement for the shares underlying the Warrants as well as additional shares issuable upon conversion of the Series A Preferred Stock, beyond those included in the original SB-2 Registration Statement, due to a decline in the stock price subsequent to effectiveness of the August SB-2. Penalties similar to those contained in the original Designation of Series A Preferred Stock apply if the Company is late in getting the shares registered. The Company intends to file a registration statement as soon as practicable.

         As noted above, the Company also has a pending commitment to file a registration statement, which was due October 7, 1998, covering the shares of Common Stock issuable upon conversion of the 6% Debentures. In the event the registration is not effective with the SEC within 120 calendar days of the Initial Issuance Date (which was July 21, 1998), the Company is required to pay a cash penalty of two percent (2%) of the face amount of the 6% Debentures and thereafter an amount equal to three percent (3%) of the face amount for every thirty calendar days (or any fraction thereof) until the registration is effective. If the Company has not obtained effectiveness of a registration statement by January 18, 1999, the holders have the right to require the Company to redeem the 6% Debentures at 120% of face value plus accrued and unpaid interest and penalties to the date of redemption. The Company intends to file a registration statement covering the Common Stock issuable upon conversion of the 6% Debentures as soon as practicable, and will include in that registration statement a sufficient number of shares to cover the additional warrants issued since January 1998 and 290,000 shares issued to Liviakis Financial Communications, Inc., an affiliate of the Company, which have registration rights. See Note 5, below.

         On October 1, 1998, the Company and Cardservice International (CSI) entered into a non-binding Letter of Intent to form a non-exclusive strategic partnership. CSI may also make an equity investment of $1,000,000 in the Company through a direct purchase of restricted shares of common stock. In a related transaction, an officer and shareholder of CSI, may make a separate investment of $1,000,000 in the Company through direct purchase of restricted shares. The Company intends to coordinate the timing and terms of these investments with a future private offering of equity.

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

         During the second fiscal quarter of 1999, the Company received two bridge loans from Liviakis Financial Communications, Inc. (LFC) totaling $300,000 in the form of 8% Notes Payable due April 1, 1999. In January and February, the Company received $350,000 of additional bridge loans in the form of 8% Notes Payable, due April 1, 1999.

Note 5 -- LIVIAKIS FINANCIAL COMMUNICATIONS INC. ("LFC") - CONSULTING

         On June 30, 1998, the Company and LFC agreed to extend their consulting relationship through the entry of a new consulting agreement covering the period from August 1, 1998 through March 15, 1999 (the "New LFC Agreement"). The terms of the New LFC Agreement are substantially the same as the original LFC Agreement of June 1997. For services to be rendered under the New LFC Agreement, LFC received 290,000 shares of Common Stock, issued as a signing bonus upon execution of the New LFC Agreement. The consulting agreement was valued as $1,078,438 of prepaid consulting services based on the share price on the date of the agreement less a 15% discount, attributable to the fact that the shares were restricted and subject to a "lock-up" provision as described below. The consulting services will be expensed over the term of the agreement. The Common Stock issued to LFC under the New LFC Agreement carries certain registration rights. In conjunction with the entry of the New LFC Agreement, LFC agreed to a further lock-up of all shares owned by LFC and its affiliates, pursuant to which they agreed not to sell such shares before February 1, 1999, even though certain of those shares were included in the Company's Registration Statement on From SB-2, which became effective August 7, 1998. LFC and the principals of LFC subsequently agreed to extend their "lock-up" of Company shares , through the end of calendar year 1999.


Note 6 - LITIGATION

      Settlement of Claims of Certain Noteholders

         In April 1998, the Company entered into an agreement with certain Noteholders under which the Company issued shares of Common Stock in settlement of the dispute. Terms of the settlement entitled the Noteholders to certain guarantee or put provisions related to the shares. The guarantee provision of the settlement agreement allows the former Noteholders to recover the difference between the guarantee price (which is $3.00 per share as to the shares that are still entitled to the guarantee) and the gross amount the Noteholder receives upon a sale of the shares. The guarantee is operative at any time during the one year period commencing on the date the shares became saleable under SEC Rule 144. The Company is obligated to pay the amount due within thirty days of receiving a demand, accompanied by documentation confirming the sale. Under the "put" provision of the settlement agreement, the former Noteholders will have a five day period commencing on the date one year from the date the shares become saleable under SEC Rule 144 during which the former Noteholders may "put" any shares remaining unsold by them at the time back to the Company. Upon exercise of the put, the Company must either (1) purchase the shares for the put price of $3.00 per share, or (2) require the shareholder to sell the shares into the market, with the Company making up the difference between the put price and the gross amount received by the shareholder upon such sale, within 15 days after receipt of written notice and documentation confirming the sale. The shares originally issued upon conversion of the notes and the additional shares resulting from the settlement are reflected as Redeemable Common Stock on the balance sheet. The originally issued shares are reflected at their conversion value adjusted for the value attributable to the guarantee and "put" provisions. In the event redemption of such shares becomes probable and the actual redemption amount is in excess of the carrying amount, such excess amount will be recorded as litigation settlement expense. The additional shares are reflected at their redemption value. As of December 31, 1998, approximately 128,000 shares subject to the guarantee and "put" provision, with a carrying value of $232,000, remained outstanding and have a maximum redemption value of approximately $384,000 prior to any reduction for amounts the holder may receive upon the sale of such shares.


Note 7 -- RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting changes in the values of these derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company plans to adopt FAS 133 in the first quarter of fiscal 2000 and has not yet determined the effect, if any, of adopting the new standard.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS
--------------------------

         The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 or Section 21E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which the Company believes are reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are detailed below, and in other reports filed by the Company under the Securities Exchange Act of 1934, including the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 and the Report on Form 8-K filed on August 11, 1998, Reporting an Event of August 3, 1998. The Form 8-K incorporates the Company's Registration Statement on Form SB-2 (SEC File No. 333-52625).

         History of Losses and  Potential  Fluctuations  in  Operating  Results:
      Throughout the Company's history including the first half of the fiscal year ending June 30, 1999, the Company has continued to experience significant operating losses. The Company has sold securities or borrowed funds to cover these losses. In addition, because the Company generally ships its products on the basis of credit card processing applications or purchase orders, increments to recurring revenue and other component sales in any quarter are highly dependent on orders shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts for future demand and not on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels that are inconsistent with actual revenues. The Company's results may also be affected by fluctuating demand for the Company's products and by increases in the costs of components acquired from the Company's vendors.

          Requirement for Additional Capital: At present, the development of the Company's infrastructure, product development initiatives, and transition to the new distribution program requires additional financing. Proceeds from recently completed private placement offerings have provided the Company with the ability to launch joint marketing and distribution programs with the wireless carriers, however, execution of the Company's business plan is dependent on a more  significant  debt or equity  financing  event.
     Recently, operating expenses have been satisfied by borrowing from a significant shareholder and by making selective payments on certain accounts payable. The Company continues to work both directly and through its consultants to secure additional debt or equity financing which is required to fund operations while a significant recurring revenue stream is built. While management is confident it can accomplish this objective, there is no guarantee that this additional funding will occur in the required time frame. The failure of the Company to obtain additional financing could have a material adverse impact on the Company, including its ability to continue as a going concern.

         Distribution Program: The Company has recently executed a Letter of Intent with Cardservice International which outlines CSI's intent to produce its LinkPoint(TM) processing terminals using the Company's proprietary Wireless Express Payment ServiceSM (WEPSSM). Lipman USA Inc. has also announced the availability of its NURIT 2090 terminal using WEPSSM. The Company anticipates that CSI and Lipman will promote these products within their own markets using their respective distribution channels. CSI is also expected to promote the wireless products to other ventures of First Data Merchant Services. The Company also has joint marketing and distribution agreements in place with GTE Wireless, Bell Atlantic Mobile, and Ameritech. These and anticipated additional distribution programs are expected to have a positive impact on the Company's future revenue stream. In addition, the Company anticipates it will execute a definitive agreement with CSI and sign distribution agreements with other significant partners, the failure to successfully complete the agreements and successfully execute the specified programs through any of these distributors could have a material adverse effect on the Company.

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

         Competition by Existing Competitors and Potential New Entrants into the
      Market: The Company has identified several potential competitors attempting to develop CDPD based terminals and solutions. In addition, companies with substantially greater financial, technical, marketing, manufacturing and human resources, as well as name recognition than the Company may also enter the market.

         CDPD Resale Agreements Containing Minimum Purchase Obligations: The Company has to date entered into four CDPD service resale agreements, one of which contains minimum obligations which can be characterized as "take or pay" provisions. The agreement with AT&T Wireless contains such provisions. The Company is obligated to pay for the minimum amount of service stated in the agreement even if it fails to place enough service with merchants to meet the minimums. The failure of the Company to meet these service minimums could have an adverse financial impact upon the Company.

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

         Over the past two and a half years, USWD has focused its product development effort on incorporating Cellular Digital Packet Data (CDPD) technology into its product line. Because of the high speed nature of CDPD technology, and the ability to bypass the public switched telephone network, the Company's new line of CDPD-based terminals has significant performance and communication cost advantages when compared with the traditional dial-up terminals currently being sold in the U.S. market today.

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

      Market Penetration through Telecommunications Carriers and Revisions to Business Plan
      --------------------------------------------------------------------------

         Placements of TRANZ Enabler units pursuant to the Company's agreements with telecommunications carriers did not develop as rapidly as anticipated and have not reached anticipated (and necessary) levels to pay for the infrastructure to support the programs. Costs to the Company of implementing the joint marketing and distribution agreements with GTE Wireless, Bell Atlantic Mobile and Ameritech have exceeded revenue generated by the programs since they began. The GTE Agreement also required the Company to generate minimum CDPD service billings to GTE Wireless from merchants signed up for GTE Wireless's CDPD service through the Company. GTE Wireless agreed to adjust the commencement date for these obligations so that the start date for the first quarter was February 1, 1998. Actual placements did not allow the Company to meet the renegotiated minimum purchase obligations. To remedy this minimum purchase requirement, the Company and GTE amended the agreement on September 9, 1998 which removed any minimum purchase requirement and established new IP address pricing for merchants placed under the agreement.

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

         Mr. Peirce identified several areas in the Company's distribution and operational strategy that required redirection. Beginning the last week of August 1998, several changes in the Company's strategy were implemented. The fundamental change in the strategy involves positioning the Company as an enabler of wireless products and services to the marketplace and not as a competitor to the current incumbents. This repositioning of the Company in the marketplace encompasses the discontinuation of soliciting and owning merchant contracts for providing bankcard-processing services. The Company's approach to the market in fiscal 1998 effectively positioned itself as a direct competitor to the major merchant acquirers. The Company's new strategy involves an end-to-end systems approach to enabling the marketplace. The Company is enabling the marketplace with a new service offering - Wireless Express Payment ServiceSM (WEPSSM). WEPSSM includes an expanding set of wireless terminal devices that incorporate the Company's proprietary CDPD modem, a web-based IP address provisioning and terminal activation process that includes real time remote diagnostic capabilities, the CDPD network service, and server technology that delivers wireless transactions to the current front end of card processors. The Company is targeting the top 30 merchant acquirers and card processors for this service. The initial response for WEPSSM from the targeted prospects has been positive.

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

      Securities Issuances to Fund Operations
      ---------------------------------------

         To fund its operating requirements, the Company has had to rely primarily on the issuance of debt or equity securities over a significant part of the last two fiscal years. In August 1998, the Company obtained effectiveness of a registration statement on Form SB-2 (SEC File No. 333-52625) under which it registered a total of 7,240,356 shares of Common Stock, for resale by certain security holders of the Company (the "August SB-2"). The August SB-2 was filed to honor the registration rights of the holders of the Company's Series A Preferred Stock and one previously issued 50,000 share Warrant. After the August SB-2 was declared effective by the SEC, the National Association of Securities Dealers, Inc. ("NASD") determined that it would undertake a detailed review of the registration statement. Pending the completion of the NASD review, the Company suspended the sale of shares under the registration statement through NASD member firms. Approximately 244,000 of the registered shares were sold under the registration statement before the Company suspended sales under it. During the NASD's review, the Company further determined that the Prospectus contained in the August SB-2 was no longer current and that a "post-effective amendment" would be required to be filed and declared effective by the SEC before additional sales can be made under the August SB-2. A total of 1,030,310 shares of Common Stock included in the August SB-2 were registered for sale on behalf of the holders of the Company's Series A Preferred Stock. As of December 31, 1998, there remained 1,341,667 shares of Series A Preferred Stock outstanding and approximately 307,000 shares of Common Stock issued upon conversion of, or as dividends on, the Series A Preferred Stock which have not yet been sold under the SB-2. All shares of the Common Stock issuable upon conversion of, or as dividends on, the Series A Preferred stock became eligible for sale under SEC Rule 144 as of December 10, 1998.

         In September 1998, the Company negotiated a partial redemption of the outstanding Series A Preferred Stock with several of the security holders. The Company borrowed $1,300,000 from Liviakis Financial Communications, Inc. and used $1 million of that money to redeem $833,000 face value of the Series A Preferred Stock. The Company paid 120% of face value for the redemption. The note payable is due April 1, 1999 and bears interest at 8% per year. The security holders participating in this redemption also agreed to a gated conversion schedule over the following three months. The participating investors, representing approximately 1,342,000 shares of the remaining Series A Preferred agreed to hold their Series A Preferred shares until at least October 15, 1998. Following October 15, 1998, one-third of the Series A Preferred shares may be converted to common stock on each of October 15, November 15, and December 15 of 1998, respectively. As an incentive to these investors, the Company has agreed to issue Common Stock purchase warrants exercisable to purchase that number of shares of Common Stock equal to five percent of the number of shares of Series A Preferred Stock held by the participating investor at the end of each period. The warrants are to be exercisable for three year terms, at a per share price equal to 110% of the average of the closing bid price over the five days prior to the effective date of each warrant. The Company also agreed to increase the dividend rate from 4% to 8% on the balance of the unconverted Series A Preferred Stock balance and to register with the SEC for public resale a sufficient number of shares of Common Stock to cover all conversions of the Series A Preferred stock plus the shares of Common Stock underlying the warrants. The registration statement was to be filed by October 31, 1998, and "penalties similar to the current deal" apply if the Company is tardy in getting the registration statement effective. As of the date of this report, the Company has not yet filed this registration statement.

     Private  Offering of 6%  Convertible  Subordinated  Debentures due July 21,
     2000.
     ---------------------------------------------------------------------------

        On July 27 1998, the Company completed a private offering of $2,000,000 principal amount of 6% Convertible Subordinated Debentures due July 21, 2000 (the "6% Debentures") and Common Stock Purchase Warrants Exercisable to Purchase 100,000 shares of Common Stock exercisable at $4.25 per share until July 21, 2001 (the "Warrants"). The net proceeds to the Company from the offering were approximately $1,810,000, after paying finder's fees of $190,000, but before paying additional expenses of the offering, which the Company estimates will be approximately $20,000. The Company used $251,537 of the proceeds from the offering to pay off a $250,000 short term bridge loan from one of the participating investors, which was evidenced by a promissory note dated June 26, 1998, and used the balance of the proceeds as working capital and to repay existing obligations. The purchaser of 1,600,000 shares of the Company's Series A Cumulative Convertible Redeemable Preferred Stock purchased $1,000,000 of the 6% Debentures. JW Genesis Securities, Inc. of Boca Raton, Florida, acted as the primary finder in the transaction and the Company paid JW Genesis a finder's fee equal to seven percent (7%) of the amount raised from the sale of the 6% Debentures, which amounted to $140,000. In addition, JW Genesis received a three-year, 60,000 share Common Stock purchase warrant exercisable at $4.50 per share. The shares underlying the Warrant are entitled to piggyback registration rights, with the registration expenses to be paid by the Company. The Company also paid a $50,000 finder's fee to Liviakis Financial Communications, Inc. ("LFC"), which was 2.5% of the amount raised on the sale of the 6% Debentures, under the consulting relationship between the Company and LFC. Messrs. John M. Liviakis and Robert B. Prag, who are affiliates of LFC, are significant shareholders of the Company.

         The 6% Debentures are convertible into shares of Common Stock at the option of the holders at the lesser of: 80% of the average closing bid price of the Common Stock over the five trading days prior to conversion; or $4.25 per share (the "Fixed Conversion Price"). Fifty percent of the 6% Debentures held by any holder become convertible on the earlier of effective registration of the underlying shares with the SEC or 120 days after the Initial Issuance Date. The remaining 50% of the 6% Debentures become convertible 150 days after the Initial Issuance Date. Subject to certain adjustments described below, the 6% Debentures cannot be converted below a "floor" price, which is $2.125 per share. The floor was eliminated 180 days after the Initial Issuance Date.

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

         The Company committed to file a registration statement covering the shares of Common Stock underlying the 6% Debentures by October 7, 1998 (which it did not do). Since the registration was not effective with the SEC within 120 calendar days of the Initial Issuance Date, the Company became obligated to pay a cash penalty of two percent (2%) of the face amount of the 6% Debentures and thereafter an amount equal to three percent (3%) of the face amount for every thirty calendar days (or any fraction thereof) until the registration is effective.

     Because the Company failed to obtain effectiveness of a registration statement by January 18, 1999, the holders have the right to require the Company to redeem the 6% Debentures at 120% of face value plus accrued and unpaid interest and penalties to the date of redemption. The Company intends to file a registration statement covering the Common Stock issuable upon conversion of the 6% Debentures as soon as practicable, and will include in that registration statement a sufficient number of shares to cover the additional warrants issued since January 1998 and the 290,000 shares issued to an affiliate of the Company which have registration rights. The Company may also include additional shares of Common Stock to cover the conversion of shares of Series A Preferred Stock for which a sufficient number of shares were not included in the August SB-2 owing to a decline in the Market Price for the Common Stock subsequent to the time the August SB-2 was filed, although as noted above, all shares of Common Stock issuable on conversion of , or as dividends on, the Series A Preferred Stock became eligible for sale under SEC Rule 144 as of December 10, 1998. The ability to sell the shares under SEC Rule 144 may abrogate the need to include those shares in a future registration statement.. The Company is in discussion with various holders of the Series A Preferred Stock and the 6% Debentures regarding a possible restructuring or redemption of these securities.

      Recent Borrowings
      -----------------

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

         During the second fiscal quarter of 1999, the Company received two bridge loans from Liviakis Financial Communications, Inc. (LFC) totaling $300,000 in the form of 8% Notes Payable due April 1, 1999. In January and February, the Company received an additional $350,000 of bridge loans in the form of 8% Notes Payable, due April 1, 1999.

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

      Year 2000 Issues
      ----------------

         The Company has completed a review of the impact of the Year 2000 issue on the Company's business. This issue concerns the potential problems and liabilities faced by all users and persons dependent on computers that might result from software or system failure or malfunctions if the systems fail to properly recognize the date change between 1999 and 2000. The Company's internal business systems have been evaluated, and with the exception of the accounting system, are Year 2000 compatible. The Company intends to replace the accounting software during fiscal year 1999. The cost of conversion is not expected to be material. The engineering staff has made an assessment of USWD products and is not aware of any complications regarding the products the Company delivers to the end users. The specific entities providing credit card processing services to the Company have active Y2K projects underway. On a broader basis, the Company is reliant on the electronic payments infrastructure utilized by credit card processors, banks and financial institutions within the United States, and could be subject to unresolved issues which impact this infrastructure. The Company could be adversely, materially affected, both operationally and financially, to the extent third parties with which it interfaces, either directly or indirectly, has not properly addressed their Year 2000 issues.

      Fiscal 1999 Compared to Fiscal 1998

      Net Revenue
      -----------

         Revenue of $520,000 for the second quarter of fiscal 1999 increased significantly from revenue of $116,000 generated during the second quarter of fiscal 1998 as the Company continued the shift to its new business model. For the six month period, total revenue more than doubled to $881,000 from the prior year's $386,000. In the second quarter, product sales of POS-500, WEPSSM Enabler, POS-500 and other equipment sales increased by approximately $248,000 while service revenue, which includes application fees, transaction processing, and repair revenue increased by approximately $156,000. Services revenue of $177,000 decreased somewhat from the immediate preceding quarter as the Company discontinued sales under its former credit card processing offering and is just starting the placement of units under the new WEPSSM program. In the latter part of the first quarter of fiscal 1999, the Company embarked on a significant shift in its product and distribution strategy. This involves the integration of the Company's WEPSSM modem and server technology into the product offerings of other terminal manufacturers and development of distribution agreements with the major merchant card acquirers and card processors. The Company anticipates that this transition will take several months as new products, services and distribution capabilities are introduced to the market.

      Gross Profit
      ------------

         Gross profit of $96,000 in the second quarter of fiscal 1999 increased from the prior year level of $55,000, although the profit margin decreased as a percent of revenue to 18% in the current quarter from 47% in the prior quarter. This was attributable to a decrease in product margins as product prices were adjusted to wholesale versus retail structure. The margin on the services revenue component was negligible do to the sales shift noted above. The services cost structure in the second quarter reflects the components of the previous business model which includes ongoing TRANZ Enabler amortization for processing units deployed. Efforts are also underway to eliminate underutilized CDPD addresses from the CDPD carrying cost. The new WEPSTM service is expected to improve the margin relationships as it becomes a more predominate component of the services offering in the future. Gross profit increased by $41,000 on a significant increase in revenue during the six-month period. The decrease in gross profit percent for the six-month period was attributable to the second quarter variance described above.

      Operating Expenses
      ------------------

         Selling, general and administrative expense decreased from $2,853,000 in the second quarter of fiscal 1998 to $1,382,000 in the second quarter of fiscal 1999. The large decrease in expense was primarily attributable to a quarterly adjustment for a variable stock option resulting in a $380,000 non-cash credit to reflect the change in the carrying value of the option due to the change in the Company's stock price during the quarter versus a charge in the prior year second quarter of $1,187,000. Non-cash consulting expense of $510,000 decreased by $106,000 in the current quarter. In response to the new business model, the Company's personnel was reduced from 53 in September 98 to 35 at the end of December
      98. This will reduce future salary related expense by approximately $100,000 per month. Several key consultants were added to the management staff and compensated with stock options versus cash. The option valuation resulted in a $228,000 non-cash charge to general and administrative expense in the quarter. Expense for the six-month period decreased by $1,073,000 to $3,068,000, predominately due to the accounting for the variable stock option noted above.

         Research and development expenses increased by $100,000 from the prior fiscal year's quarter to $178,000 in the second fiscal quarter of 1999. This increase was primarily related to the non-cash stock option valuation associated with a staff consultant. For the six-month period, research and development expense increased by $85,000 to $258,000 in the current fiscal year, with a decrease in materials expense partially offsetting the increased staff expense.

      Interest Expense and Other Income
      ---------------------------------

         Interest expense of $117,000 in the current quarter includes accrued interest on the 6% Convertible Debentures and various notes payable, and a $52,000 valuation on warrants issued in conjunction with a $500,000 bridge loan. The prior year interest expense includes a $225,000 non-cash charge to interest expense in the second quarter related to the December 97 private placement. The convertible features of the debenture include an "in-the-money" convertible option that allows the holder to obtain shares of common stock at a discount off of fair market value. For the six-month period, interest expense decreased from $268,000 to $233,000 in the current fiscal year.

         Other expense of $351,000 in the second quarter resulted from the valuation of warrants issued to several holders of the Series A Preferred Stock in return for an agreement to restrict conversion of shares into common stock during the quarter. The current six-month period included a $190,000 credit resulting from the restructuring of a note payable to a former terminal equipment supplier.


      FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
      ----------------------------------------------------

         The Company continues to have significant problems due to its financial condition and lack of liquidity. While management is optimistic with its medium and long term opportunities, the Company is constrained by its immediate financial condition and requirement for increased liquidity. The Company has accumulated a deficit of approximately $32 million since inception to December 31, 1998, with a working capital deficit of approximately $3,500,000 at December 30, 1998, versus a deficit of $2,967,000 at year-end June 30, 1998. The Company has several immediate financial obligations in the form of notes payable secured by substantially all available assets of the Company, commitments on the 6% Convertible Debentures, and several key vendor payables. The Company believes that it will be able to restructure these commitments as necessary while it completes an anticipated financing event designed to satisfy its obligations and fund the business plan, although no assurance can be given that this will be the case.

         The increase in other current assets from June 30, 1998 to December 31, 1998 primarily represents the balance of pre-paid consulting services related to the New LFC Agreement which continue to be charged to operations over the remaining term of the agreement. The increase in other assets over the same period is attributable to unamortized debt issuance expense related to the July 1998 6% Convertible Debenture. The increase in current borrowings at December 31, 1998 versus June 30, 1998 reflect the additional bridge loans assumed by the Company, while the increase in long term borrowings is related to the July 1998 6% Convertible Debenture.

         With the implementation of the new distribution strategy adopted in the latter part of the first quarter of fiscal 1999 (see Market Penetration through Telecommunication Carriers and Revisions to Business Plan"), the
      Company has taken steps to reduce spending. With the new focus on distribution through large merchant acquirers, the Company has reduced personnel from 60 at June 30, 1998, to 35 as of December 31, 1998, with most of the reduction occurring in the direct sales force. With the appointment of Roger Peirce as CEO, the Company has been able to avail itself of the services of several key senior level personnel, engaged under consulting contracts with remuneration in the form of options rather than cash. Based on current staffing levels, the Company's expenditures are running at a monthly rate of approximately $325,000 versus $450,000 per month during the fourth quarter of fiscal 1998. However, execution of the Company's current business plan is dependent on a significant debt or equity financing event in the immediate future. The Company continues to work both directly and through its consultants to secure additional debt or equity financing which is required to fund operations while a significant recurring revenue stream is built. While management is confident it can accomplish this objective, the inability of the Company to secure additional financing in the near term could adversely impact the Company's financial position, including its ability to continue as a going concern.

PART II

ITEM 1 - LITIGATION

      Settlement of Claims of Certain Noteholders

         In April 1998, the Company entered into a settlement agreement with certain Noteholders. Terms of the settlement entitled the Noteholders to a guarantee or put provision. The guarantee provision of the settlement agreement allows the former Noteholders to recover the difference between the guarantee price (which is $3.00 per share) and the gross amount the Noteholder receives upon a sale of the shares. The guarantee is operative at any time during the one year period commencing on the date the shares became saleable under SEC Rule 144. The Company is obligated to pay the amount due within thirty days of receiving a demand, accompanied by documentation confirming the sale. Under the "put" provision of the settlement agreement, the former Noteholders will have a five day period commencing on the date one year from the date the shares become saleable under SEC Rule 144 during which the former Noteholders may "put" any shares remaining unsold by them at the time back to the Company. Upon exercise of the put, the Company must either (1) purchase the shares for the put price which is $3.00 per share, or (2) require the shareholder to sell the shares into the market, with the Company making up the difference between the put price and the gross amount received by the shareholder upon such sale, within 15 days after receipt of written notice and documentation confirming the sale. The shares originally issued upon conversion of the notes and the additional shares resulting from the settlement are reflected as Redeemable Common Stock. The originally issued shares are reflected at their conversion value adjusted for the value attributable to the guarantee and "put" provisions. In the event redemption of such shares becomes probable and the actual redemption amount is in excess of the carrying amount, such excess amount will be recorded as litigation settlement expense. The additional shares are reflected at their redemption value. As of September 30, 1998, approximately 128,000 shares subject to the guarantee and "put" provision, with a carrying value of $232,000 remained outstanding and have a maximum redemption value of approximately $384,000 prior to any reduction for amounts the holder may receive upon the sale of such shares.


ITEM 2 - CHANGES IN SECURITIES

       Recent Issuances of Unregistered Securities:

       During the fiscal quarter ended December 30, 1998, the Company sold or issued the following securities without registering the securities under the Securities Act of 1933, as amended (the "Act").

       October 15, 1998: 78,098 Common Stock purchase warrants issued to four holders of the Series A Preferred Stock, exercisable at $2.40 through October 15, 2001;


       November 15, 1998: 67,084 Common Stock purchase warrants issued to four holders of the Series A Preferred Stock, exercisable at $3.36 through November 15, 2001;

       December 15, 1998: 67,084 Common Stock purchase warrants issued to four holders of the Series A Preferred Stock, exercisable at $3.69 through December 15, 2001.

         The Company relied upon the registration exemption contained in Section 4(2) of the Securities Act of 1933 for these transactions. None of the transactions involved a public offering. Representations were received from the purchasers of the securities to the effect that the purchasers were taking for investment purposes only and not with a view to distribution; "restricted securities" legends were or will be imprinted on all certificates; and stop-transfer instructions will be lodged with the Company's transfer agent as to all shares of common stock issued upon exercise of the Warrants.

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


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits required by Item 601 of Regulation S-B

                  27        Financial Data Schedule

          b) Reports on Form 8-K - none filed during this reporting period



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           U.S. WIRELESS DATA, INC.
                                           Registrant


Date:    February 15, 1999                 By: \s\ Roger Peirce
         ---------------------------           ---------------------------
                                                  Chief Executive Officer


         February 15, 1999                 By: \s\ Robert E. Robichaud
         ---------------------------           ---------------------------
                                                   Chief Financial Officer