Form 10QSB/A
period 1997-09-30
U S WIRELESS DATA INC
filed 1999-02-25
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB/A2

|X| Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997
                                                             ------------------

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


                          2200 Powell Street, Suite 800
                          Emeryville, California 97608
                          ----------------------------
          (Address of principal executive offices, including zip code)




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




PART I       FINANCIAL INFORMATION                                        Page
                                                                          ----
Item 1.      Financial Statements (Unaudited and Restated)

             Balance Sheets --
                    September 30, 1997, and June 30, 1997...................3

             Statements of Operations --
                    Three Months Ended September 30, 1997 and 1996..........4

             Statements of Cash Flows --
                    Three Months Ended September 30, 1997 and 1996..........5


             Notes to Financial Statements (Restated).......................6-9


Item 2.      Management's Discussion and Analysis (Restated)...............10-13



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

Item 2.      Changes in Securities..........................................13

Item 3.      Defaults Upon Senior Securities................................14

Item 5.      Other Information .............................................14

Item 6.      Exhibits and Reports on Form 8-K...............................14


RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

This amended filing contains restated financial information and related disclosures for the quarter ended September 30, 1997 (See Note 1 to Financial Statements). Quarterly financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatement. This information is consistent with the contents of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, which was filed with the SEC on December 17, 1998 (see "Note 15. Unaudited Restated Quarterly Financial Information", in the 10-KSB).


                            U.S. WIRELESS DATA, INC.
                                  BALANCE SHEET
                            (Unaudited and Restated)



                                                                   September 30, 1997     June 30, 1997
                                                                (Restated - see Note 1)   -------------
                                                                -----------------------
                                 ASSETS
Current Assets:
        Cash .........................................................   $     68,000    $      6,000
        Accounts receivable, net of allowance for ....................        220,000         131,000
            doubtful accounts of $16,000 in September 1997 and $16,000 in June 1997
        Inventory, net
                                                                              224,000         209,000
        Other current assets .........................................      1,151,000         103,000
                                                                         ------------    ------------
                 Total current assets ................................      1,663,000         449,000

Property and equipment, net ..........................................         35,000          41,000
Other assets .........................................................         22,000          11,000
                                                                         ------------    ------------


Total assets .........................................................   $  1,720,000    $    501,000
                                                                         ============    ============


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
        Accounts payable .............................................   $    453,000    $    354,000
        Accrued liabilities ..........................................        704,000         126,000
        Borrowings, current portion ..................................        804,000         738,000
                                                                         ------------    ------------
                Total current liabilities ............................      1,961,000       1,218,000


Borrowings, long-term portion Long Term Debt .........................         45,000          45,000
                                                                         ------------    ------------

Total Liabilities ....................................................      2,006,000       1,263,000
                                                                         ------------    ------------

Redeemable common stock and warrants .................................        560,000            --
                                                                         ------------    ------------


Stockholders' Deficit:
        Common stock, no par value, 12,000,000 .......................      9,192,000       5,614,000
                shares authorized; 9,192,270 and 5,613,952 shares
                issued and outstanding at 9/31 and 6/30, respectively
        Additional paid-in capital ...................................      8,264,000      10,613,000
        Accumulated deficit ..........................................    (18,274,000)     16,961,000)
        Notes Receivable from Shareholder ............................        (28,000)        (28,000)
                                                                         ------------    ------------
                Total stockholders' deficit ..........................       (846,000)       (762,000)
                                                                         ------------    ------------

Total liabilities and stockholders' equity (deficit) .................   $  1,720,000    $    501,000
                                                                         ============    ============

       Accompanying Notes are an integral part of the Financial Statements


                            U.S. WIRELESS DATA, INC.
                            STATEMENTS OF OPERATIONS
                            (Unaudited and Restated)




                                                          Three Months Ended
                                            September 30, 1997   September 30, 1996
                                           (Restated-see Note 1) ------------------
                                           ---------------------
Revenue ......................................         270,000          387,000
Cost of revenue ..............................         176,000          265,000
                                                   -----------      -----------

Gross profit .................................          94,000          122,000
                                                   -----------      -----------

Operating expenses:
    Selling, general and administrative ......       1,288,000          171,000
    Research and development .................          95,000          119,000
                                                   -----------      -----------
    Total operating expenses .................       1,383,000          290,000
                                                   -----------      -----------

Loss from operations .........................      (1,289,000)        (168,000)


Interest income ..............................            --              6,000
Interest expense .............................         (24,000)            --
                                                   -----------      -----------


Net loss .....................................     $(1,313,000)     $  (162,000)
                                                   ===========      ===========




Basic and diluted net loss  per share: .......     $      (.17)     $      (.03)
                                                   ===========      ===========

Weighted average common shares ...............       7,770,000        4,653,000
outstanding - basic and diluted                    ===========      ===========


       Accompanying Notes are an integral part of the Financial Statements


                            U.S. WIRELESS DATA, INC.
                            STATEMENTS OF CASH FLOWS
                            (Unaudited and Restated)


                                                               Three Months Ended
                                                    September 30, 1997     September 30,1996
                                                   (Restated - see Note 1) -----------------
                                                   -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .........................................   $(1,313,000)   $  (162,000)
     Depreciation and amortization ....................         5,000         20,000
     Non-cash consulting services .....................       855,000           --


   Changes in assets and liabilities:
          (Increase) decrease in:
               Accounts receivable ....................       (88,000)        96,000
               Inventory ..............................       (15,000)       (26,000)
               Other assets ...........................       (17,000)        29,000
          Increase (decrease) in:
               Accounts payable .......................        89,000        139,000
               Accrued liabilities ....................        27,000       (100,000)
                                                          -----------    -----------
               Net cash used in operating activities ..      (457,000)        (4,000)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in other assets .........................       (11,000)          --
                                                          -----------    -----------
               Net cash used in investing activities ..       (11,000)          --
                                                          -----------    -----------



CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of stock ..................       514,000           --
     Repayments of notes payable ......................          --          (22,000)

     Proceeds from issuance of notes payable
                                                               16,000           --
                                                          -----------    -----------
              Net cash provided by financing activities       530,000        (22,000)
                                                          -----------    -----------


INCREASE (DECREASE) IN CASH ...........................        62,000        (26,000)


CASH, Beginning of period .............................         6,000         40,000
                                                          -----------    -----------


CASH, End of period ...................................   $    68,000    $    14,000
                                                          ===========    ===========


       Accompanying Notes are an integral part of the Financial Statements

                            U.S. WIRELESS DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            (Unaudited and Restated)



Note 1 -- RESTATEMENT

      The accompanying restated balance sheet as of September 30, 1997 and the accompanying restated statements of operations and cash flows for the three months ended September 30, 1997 have been restated to reflect the proper treatment of the Liviakis Financial Communications, Inc. financing and consulting transactions as stated in Note 5. The effect of these restatements is to increase selling, general and administrative expenses and increase reported loss by $507,000 for the three months ended September 30, 1997 ($0.07 for fully diluted earnings per share), reduce total assets by $61,000, increase total liabilities by $552,000, increase redeemable common stock and warrants by $560,000 and increase stockholders' deficit by $1,173,000. These restatements do not affect previously reported net cash flows.

Note 2 -- ACCOUNTING PRINCIPLES

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



Note 3 -- FINANCIAL CONDITION AND LIQUIDITY (Restated)

      The Company has incurred an accumulated deficit of approximately $18.3 million since inception, including a loss of $1.3 million in the first quarter of fiscal year 1998. In order to continue as a going concern, the Company has transitioned to a recurring revenue focus, is working on programs to increase revenue levels and product margins, is negotiating new distribution agreements and seeking additional debt or equity financing.


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


Note 5 -- RELATED PARTIES (Restated)

     Transactions with Liviakis Financial Communications, Inc. ("LFC") and Affiliates of LFC

     In July of 1997, the Company entered into a Consulting Agreement with Liviakis Financial Communications, Inc. ("LFC") pursuant to which LFC provides the Company with financial and business consulting and public and investor relations services. The Company was obligated to pay LFC consulting fees of $10,000 in cash and 300,000 shares of its Common Stock over the one-year term of the Consulting Agreement. Pursuant to the Consulting Agreement, the Company must also pay LFC cash equal to 2.5% of the gross proceeds received in any direct financing located for the Company by LFC. In connection with the closing of the sale of $3,060,000 of 8% Convertible Debentures, the Company paid LFC $76,500 in December 1997.

     The Company also sold a total of 3,500,000 shares of Common Stock and warrants to purchase up to an additional 1,600,000 shares of Common Stock exercisable at $.01 per share to two LFC affiliates in August 1997 for $500,000 in cash. Pursuant to this transaction, LFC and these affiliates became significant shareholders of the Company. The Common Stock issued (and issuable pursuant to the Consulting Agreement and upon exercise of the warrants) to LFC and its affiliates carries certain registration rights. The warrants provide that if for any reason the Company does not issue shares upon exercise, the Company is required to repurchase the warrants for the difference between the $.01 exercise price and the then-current market price of the Common Stock. Pursuant to the agreements, the LFC affiliates were granted the right to appoint certain officers and directors of the Company.

     Since the LFC related financing transaction and the LFC Consulting Agreement were entered into by the Company at approximately the same time, the Company has treated these transactions as one transaction for accounting purposes. Based on the fair market value of the Common Stock as determined by an independent valuation, the initial 3,500,000 shares of Common Stock and warrants for 1,600,000 shares of Common Stock issued in the transactions, net of cash proceeds received, were valued at approximately $1,285,000 and recorded as prepaid consulting services. The consulting services are amortized on a straight-line basis over the term of the Consulting Agreement commencing with the July 25, 1997 effective date of the agreement. The warrants are classified as redeemable securities as a result of the repurchase provisions described above. The 300,000 shares which are issuable over the term of the contract are being valued as such shares vest, and resulted in an additional $507,000 in consulting expense during the quarter ended September 30, 1997.


     Transactions with entrenet Group, LLC

     In June 1997, the Company entered into a consulting agreement with entrenet Group, LLC ("entrenet"), for purposes of assisting the Company in strategic planning, the creation of a detailed business and marketing plan and in locating financing sources. For its services, the Company issued a $150,000 convertible promissory note to entrenet, with interest payable at 10% per annum, due in full on or before June 2, 1998. In addition, the Company was obligated to pay entrenet a finder's fee of 8% for any direct financing it located for the Company, payable in Company securities identical to what was issued in the subject financing. entrenet located the $500,000 LFC financing. During the first quarter of fiscal 1998, the Company and entrenet were in discussions over the interpretation of the provisions specifying the consideration payable to entrenet as its finder's fee for locating LFC.

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

     In July of 1997, the Company executed a two-year agreement for consulting services. In addition to monthly cash compensation, the consultant received a $50,000 two-year convertible note with 10% interest per annum. The note principal balance of the note is convertible into Common Stock at $.40 per share. A dispute arose between the consultant and the Company and the consulting agreement was terminated at the end of August 1997. The consultant and the Company are currently in discussion to determine if the matter can be resolved amicably.


Note 7 -- RECENT ACCOUNTING PRONOUNCEMENTS

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



Note 8 -- SUBSEQUENT EVENTS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated)

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

     Amounts in this discussion and analysis have been restated as disclosed in Notes 1, 3 and 5 of the Notes to the Financial Statements.

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

     In July 1997, the Company retained Liviakis Financial Communications, Inc. to advise and assist the Company in matters concerning investor relations, corporate finance and strategic management planning. Remuneration to LFC under the Consulting Agreement which has a term of one year includes $10,000 in cash over a one year period and 300,000 shares of unregistered stock with 150,000 shares of the stock issuable at November 15, 1997 and 150,000 additional shares issuable over the 10-month period thereafter. The Company completed a private placement of restricted securities pursuant to Regulation D of the Securities Act of 1933 with two officers of LFC in August 1997. The Company raised $500,000 in cash for 3.5 million shares of common stock and 1.6 million warrants to purchase common stock for $.01 per share, exercisable from January 15, 1998 through August 4, 2002. The securities carry future registration rights, including a one-time demand registration, with fees to be paid by the Company. See "Note 5 - RELATED PARTIES" in Notes to Financial Statements for a description of the accounting treatment for these transactions.

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

       Net Sales

       Net sales of $270,000 for the first quarter of fiscal 1998 decreased from net sales of $387,000 generated during the first fiscal quarter of 1997. Unit sales decreased in part because of a decrease in direct sales headcount during the balance of fiscal 97 as the company continued to face significant financial pressure. In addition, efforts were focused on completing the development of a business plan, which will shift the company from a per-unit sales approach to a recurring revenue model. Efforts were also focused on completing negotiations with GTE and establishing a new management team to execute the new business plan. The POS-50 product accounted for most of the sales recorded in the first quarter ended September 30, 1997.



       Gross Margin

       Gross margins in the first fiscal quarter of 1998 were $94,000 compared to $122,000 for the same period in fiscal 1997. As a percent of revenue, gross margins increased by approximately 3.3%, despite the sale of of $83,000 of TRANZ Enabler sales demo units at cost for the new GTE marketing rollout. The increase was due primarily to more favorable margins on the POS-50(R) product as a result of reduced product cost.


       Operating Expenses


       Selling, and general and administrative expenses increased from $171,000 in the first fiscal quarter of 1997 to $1,288,000 in the first fiscal quarter of 1998. Approximately $855,000 of the increase was attributable to primarily non-cash consulting charges for financial consulting services and development of the Company's new business plan. The balance of the increase was due to increased compensation expense for new additions to the management team and increased travel and communication expense related to the new marketing program. The Company continues to add sales and support personnel to support the new marketing programs. In the near term, operating expense will continue to increase ahead of revenue.

       Research and development expenses decreased from $119,000 in the first fiscal quarter of 1996 to $95,000 in the first fiscal quarter of 1998. This decrease was due to reduced occupancy and allocation of overhead spending expense.


       Other Income/(Expense)

       Other income/(expense) decreased from $6,000 in the third fiscal quarter of 1997 to ($24,000) in the first fiscal quarter of 1998. This decrease was due primarily to an increase in interest expense related to notes payable.


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
----------------------------------------------------

       The Company continues to have significant concerns regarding its financial condition and liquidity. While the Company is optimistic with its medium and long term opportunities, it is constrained by its immediate financial condition and requirement for increased liquidity. The Company has accumulated a deficit of approximately $18.3 million since inception and currently has a negative working capital position. The Company's CDPD based products, the GTE joint marketing and distribution agreement, pending distribution agreements and transition to a recurring revenue focus present an opportunity for significant revenue growth, an eventual return to profitability, and the generation of a positive cash flow from operations. At present, the development of the Company's infrastructure and expansion of the sales and marketing organization requires additional financing. Implementation of the Company's business plan is dependent on the infusion of new debt or equity financing. As of the date of this report, the Company is seeking to raise between $2 to $4 million. The Company is working both directly and through its consultants to secure additional debt or equity financing which is expected to fund the Company's growth. While management is confident it can accomplish this objective, there is no guarantee that this additional funding will occur in the required time frame.

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


ITEM 2 - CHANGES IN SECURITIES

       Recent Sales of Unregistered Securities:
       ----------------------------------------

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




ITEM 5 -- OTHER INFORMATION

         See Note 8 - Subsequent Events in Notes to Financial Statements.



ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits required by Item 601 of Regulation S-B

              27 Financial Data Schedule


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      U.S. WIRELESS DATA, INC.
                                      Registrant



Date:    February 25, 1999            By: \s\ Roger L. Peirce
         ------------------               -----------------------
                                          Chief Executive Officer



         February 25, 1999            By: \s\ Robert E. Robichaud
         ------------------               -----------------------
                                          Chief Financial Officer