Form 10QSB/A
period 1997-12-31
U S WIRELESS DATA INC
filed 1999-02-25
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB/A3

|X| Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1997
                                                             -----------------

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.


         Commission File No.:  0-22848


                            U.S. Wireless Data, Inc.
             (Exact name of registrant as specified in its charter)


                   Colorado                             84-1178691
           ----------------------            ---------------------------------
          (State of incorporation)           (IRS Employer Identification No.)



                          2200 Powell Street, Suite 800
                          Emeryville, California 94608
                          ----------------------------

          (Address of principal executive offices, including zip code)



                                 (510) 596-2025
               ---------------------------------------------------
              (Registrant's Telephone Number, including area code)


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


            Balance Sheets --
               December 31, 1997, and June 30, 1997............................3

            Statements of Operations --
               Three Months and Six Months Ended December 31, 1997 and 1996....4

            Statements of Cash Flows --
               Six Months Ended December 31, 1997 and 1996.....................5

            Notes to Financial Statements (Restated)........................6-10


Item 2.     Management's Discussion and Analysis (Restated)................11-15




PART II     OTHER INFORMATION

Item 1.     Material Developments in Connection with Legal Proceedings........15

Item 2.     Changes in Securities.............................................16

Item 3.     Defaults Upon Senior Securities...................................17

Item 5.     Other Information ................................................17

Item 6.     Exhibits and Reports on Form 8-K...............................17-18


RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

This amended filing contains restated financial information and related disclosures for the three and six months ended December 31, 1997 (See Note 1 to Financial Statements). Quarterly financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatement. This information is consistent with the contents of the Company's Annual Report on Form 10-KSB for fiscal year ended June 30, 1998 which was filed with the SEC on December 17, 1998 (See "Note 15. Unaudited Restated Quarterly Financial Information," in the 10-KSB).


                            U.S. WIRELESS DATA, INC.
                                  BALANCE SHEET
                            (Unaudited and Restated)


                                                                      December 31, 1997   June 30, 1997
                                                                (Restated - see Note 1)   -------------
                                  ASSETS

Current Assets:
        Cash ..........................................................   $  1,523,000    $      6,000
        Accounts receivable, net of allowance for .....................        134,000         131,000
            doubtful accounts of $16,000 in December 1997; $16,000 in
            June 1997
        Inventory, net ................................................        635,000         209,000
        Other current assets ..........................................        786,000         103,000
                                                                          ------------    ------------
                 Total current assets .................................      3,078,000         449,000

Property and equipment, net ...........................................        142,000          41,000
Other assets ..........................................................        434,000          11,000


Total assets ..........................................................   $  3,654,000    $    501,000
                                                                          ============    ============


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
        Accounts payable ..............................................   $    761,000    $    354,000
        Accrued liabilities ...........................................      2,091,000         126,000
        Borrowings, curent portion ....................................        809,000         738,000
                                                                          ------------    ------------
                Total current liabilities .............................      3,661,000       1,218,000
                                                                          ------------    ------------

Borrowings, long-term portion .........................................      2,708,000          45,000
                                                                          ------------    ------------

Total Liabilities .....................................................      6,369,000       1,263,000
                                                                          ------------    ------------

Redeemable common stock and warrants ..................................        560,000            --
                                                                          ------------    ------------

Stockholders' Deficit:
        Common stock, no par value, 12,000,000 ........................      9,221,000       5,614,000
                shares authorized; 9,221,420 and 5,613,952 shares
                 issued and outstanding at 12/31 and 6/30, respectively
        Additional paid-in capital ....................................      8,900,000      10,613,000
        Accumulated deficit ...........................................    (21,396,000)    (16,961,000)
        Notes Receivable from Shareholder .............................           --           (28,000)
                                                                          ------------    ------------
                Total stockholders' deficit ...........................     (3,275,000)       (762,000)
                                                                          ------------    ------------


Total liabilities and stockholders' deficit ...........................   $  3,654,000    $    501,000
                                                                          ============    ============

       Accompanying Notes are an integral part of the Financial Statements


                           U.S. WIRELESS DATA, INC.
                            STATEMENTS OF OPERATIONS
                            (Unaudited and Restated)


                                                    Three Months Ended            Six Months Ended
                                                 12/31/97        12/31/96      12/31/97       12/31/96
                                               (Restated - see Note 1)         (Restated - see Note 1)
                                               -----------------------          ----------------------
Revenue ....................................   $   116,000    $   416,000    $   386,000    $   803,000
Cost of revenue ............................        61,000        222,000        237,000        487,000
                                               -----------    -----------    -----------    -----------

Gross profit ...............................        55,000        194,000        149,000        316,000
                                               -----------    -----------    -----------    -----------

Operating expenses:
    Selling, general and administrative ....     2,853,000        170,000      4,141,000        340,000
    Research and development ...............        78,000         95,000        173,000        214,000
                                               -----------    -----------    -----------    -----------
    Total operating expense ................     2,931,000        265,000      4,314,000        554,000
                                               -----------    -----------    -----------    -----------

Loss from operations .......................    (2,876,000)       (71,000)    (4,165,000)      (238,000)

Interest income
                                                      --                0           --                0
Interest expense ...........................      (244,000)             0       (268,000)             0
Other income                                        (1,000)         2,000         (1,000)         8,000
                                               -----------    -----------    -----------    -----------


Net loss ...................................   $(3,121,000)   $   (69,000)   $(4,434,000)   $  (230,000)
                                               ===========    ===========    ===========    ===========



Basic and diluted net loss  per share: .....   $      (.34)   $      (.01)   $      (.52)   $      (.05)
                                               ===========    ===========    ===========    ===========


Weighted average common shares outstanding -     9,209,000      4,738,000      8,490,000      4,732,000
basic and diluted ..........................   ===========    ===========    ===========    ===========

       Accompanying Notes are an integral part of the Financial Statements


                            U.S. WIRELESS DATA, INC.
                            STATEMENTS OF CASH FLOWS
                            (Unaudited and Restated)

                                                                  Six Months Ended
                                                      December 31,1997   December 31, 1996
                                                 (Restated - see Note 1) -----------------
                                                 -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .........................................   $(4,434,000)   $  (230,000)
     Depreciation and amortization ....................        11,000         39,000
     Non-cash consulting services .....................     1,454,000           --
     Non-cash compensation - stock option .............     1,188,000           --
     Non-cash interest expense - debt .................       225,000           --

   Changes in assets and liabilities:
          (Increase) decrease in:
               Accounts receivable ....................        (3,000)       119,000
               Inventory ..............................      (426,000)        47,000
               Other current assets ...................       (48,000)        33,000
          Increase (decrease) in:
               Accounts payable .......................       396,000         90,000
               Accrued liabilities ....................        24,000       (114,000)
                                                          -----------    -----------
               Net cash used in operating activities ..    (1,613,000)       (16,000)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Property, plant, and equipment .......      (112,000)          --
     Increase in other assets .........................       (85,000)         1,000
                                                          -----------    -----------
               Net cash used in investing activities ..      (197,000)         1,000
                                                          -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of stock ..................       556,000         43,000
     Note receivable ..................................        28,000        (28,000)
     Repayments of notes payable ......................          --          (21,000)
     Proceeds from issuance of debt ...................     2,743,000           --
                                                          -----------    -----------
              Net cash provided by financing activities     3,327,000         (6,000)
                                                          -----------    -----------


INCREASE (DECREASE) IN CASH ...........................     1,517,000        (22,000)


CASH, Beginning of period .............................         6,000         40,000
                                                          -----------    -----------


CASH, End of period ...................................   $ 1,523,000    $    18,000
                                                          ===========    ===========

       Accompanying Notes are an integral part of the Financial Statements

                            U.S. WIRELESS DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            (Unaudited and Restated)


Note 1 -- RESTATEMENT

      The accompanying restated balance sheet as of December 31, 1997 and the accompanying restated statement of operations for the three months and six-months ended December 31, 1997 have been restated to reflect the proper treatment of the Liviakis Financial Communications, Inc. financing and consulting transactions as stated in Note 6 and the granting of a variable option as stated in Note 7. The effect of these restatements is to increase selling, general and administrative expense and increase reported loss by $ 1,364,000 and $1,871,000 for the three months and six months ended December 31, 1997 ($0.15 and $0.22 for fully diluted earnings per share) respectively, reduce total assets by $35,000, increase total liabilities by $1,943,000, increase redeemable common stock and warrants by $560,000 and increase stockholders' deficit by $2,537,000. These restatements do not affect previously reported net cash flows.


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



Note 3 -- FINANCIAL CONDITION AND LIQUIDITY (Restated)

      The Company has incurred an accumulated deficit of approximately $21.4 million since inception, including a loss of $1.3 million in the first quarter and $3.1 million in the second quarter of fiscal year 1998. In order to attempt to continue as a going concern, the Company has transitioned  to a  recurring  revenue  focus,  is working on  programs to increase revenue levels and product margins, and is negotiating new distribution agreements. In December 1997, the Company closed a private placement offering of $3,060,000 of Convertible Subordinated Debentures. After associated fees and repayment of bridge loans incurred during the quarter, the Company retained approximately $2,200,000 to apply to immediate working capital needs and the national launch of its proprietary wireless transaction processing solution. The current sales volume is inadequate to fund the infrastructure growth and business transition. As a result, the Company anticipates the continued roll out of the GTE Wireless joint marketing and operating agreement and potential distribution programs with other cellular carriers will require additional debt or equity financing in the immediate future.

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

Note 5 -- FINANCING

     As the Company entered the first quarter of fiscal 1998, it faced the need for increased liquidity to meet its obligations and fund a significant rollout of the CDPD TRANZ Enabler product. In August 1997, through an introduction by the entrenet Group, LLC. ("entrenet"), the Company sold 3.5 million unregistered shares of common stock and 1.6 million warrants to purchase common stock at an exercise price of $0.01 per share to two officers of Liviakis Financial Communications, Inc. ("LFC") for $500,000 in cash. The warrants are exercisable from January 15, 1998 through August 4, 2002. The securities sold to the two officers of LFC carry future registration rights, including a one-time demand registration, with fees to be paid by the Company (see also Note 6, below).

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

     On December 10, 1997 the Company closed a private placement offering of $3,060,000 principal amount of 8% Adjustable Rate Convertible Subordinated Debentures. After associated fees and repayment of bridge loans incurred during the quarter, the Company retained approximately $2,200,000 to apply to immediate working capital needs and the national launch of its proprietary wireless transaction processing solution. The convertible features of the debenture include an "in-the-money" convertible option that allows the holder to obtain shares of common stock at a discount of fair market value. The value of the in-the-money provision has been allocated to stockholder equity. The difference between the realized value and face value of the debt will be recognized as non-cash interest expense between the date of issue and date of conversion into preferred stock, which was effected as of February 9, 1998. See "Note 10 - Subsequent Events". In December, this non-cash interest charge was approximately $225,000. As the result of the approval by shareholders on February 6, 1998, the Company authorized 4,000,000 shares of Series "A" Preferred stock. The debenture automatically converts into no par value Series A Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock"), with a stated value of $1.00 per share. The preferred stock gives the holder the right to convert principal into shares of Common Stock in the future at 80% of market price, but not lower than $4 per share for the first 270 days and no higher than $6 per share. The security carries an 8% coupon, which drops to a 4% coupon once the underlying shares of common stock are registered with the Securities and Exchange Commission. The Company is required to register the shares of the common stock underlying the securities sold in the offering, plus the shares of common stock issuable as interest on the Debentures and dividends on the Series A Preferred Stock. A more detailed explanation of the private placement offering is provided by Form 8-K Reporting an Event of November 14, 1997, filed on December 17, 1997.


Note 6 -- -RELATED PARTIES (Restated)

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

     Since the LFC related financing transaction and the LFC Consulting Agreement were entered into by the Company at approximately the same time, the Company has treated these transactions as one transaction for accounting purposes. Based on the fair market value of the Common Stock as determined by an independent valuation, the initial 3,500,000 shares of Common Stock and warrants for 1,600,000 shares of Common Stock issued in the transactions, net of cash proceeds received, were valued at approximately $1,285,000 and recorded as prepaid consulting services. The consulting services are amortized on a straight-line basis over the term of the Consulting Agreement commencing with the July 25, 1997 effective date of the agreement. The warrants are classified as redeemable securities as a result of the repurchase provisions described above. The 300,000 shares which are issuable over the term of the contract are being valued as such shares vest, and resulted in an additional $ 176,000 and $683,000 in consulting expenses during the three-month and six-month periods ended December 31, 1997.


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

     Transactions with entrenet Group, LLC

     In June 1997, the Company entered into a consulting agreement with entrenet Group, LLC ("entrenet"), for purposes of assisting the Company in strategic planning, the creation of a detailed business and marketing plan and in locating financing sources. For its services, the Company issued a $150,000 convertible promissory note to entrenet, with interest payable at 10% per annum, due in full on or before June 2, 1998. In addition, the Company was obligated to pay entrenet a finder's fee of 8% for any direct financing it located for the Company, payable in Company securities identical to those issued  in  the  subject  financing.  entrenet  located  the  $500,000  LFC financing. The Company and entrenet were in discussions over the interpretation of the provisions specifying the consideration payable to entrenet as its finder's fee for locating LFC. The matter was resolved in November 1997, whereby the Company agreed to issue entrenet a total of 300,000 shares of its Common Stock for the promissory note and 280,000 shares of Common Stock as payment of the finder's fee. Those shares were issued in April 1998 and included in the Registration Statement, which became effective August 7, 1998.


Note 7 - VARIABLE OPTION

     In August 1997, the Company granted an option to purchase 600,000 shares of common stock to its Chief Executive Officer, and in November 1997, agreed to pay to the officer any additional income taxes which the officer may incur as a result of the option being a non-qualified stock option as compared to an incentive stock option. Due to this agreement, the stock options, which the Company had previously accounted for based on the fair value as of the grant date, are being accounted for as variable options resulting in an additional $1,188,000 of non-cash compensation expense in the second quarter of fiscal 1998. The Company's previously reported balance sheet and statement of operations are being restated to reflect this additional expense.

Note 8 -- LITIGATION


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

Note 9 -- RECENT ACCOUNTING PRONOUNCEMENTS

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


Note 10 -- SUBSEQUENT EVENTS

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

     Amounts in this discussion and analysis have been restated as disclosed in Notes 1, 3, 6 and 7 of the Note to the Financial Statements.


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

     In July 1997, the Company retained Liviakis Financial Communications,  Inc.
     (LFC) to advise and assist the Company in matters concerning investor relations, corporate finance and strategic management planning. Remuneration to LFC under the for the Consulting Agreement, which has a term of one year, includes $10,000 in cash over a one year period and 300,000 shares of unregistered stock with 150,000 shares of the stock issuable at November 15, 1997 and 150,000 additional shares issuable over a 10-month period thereafter. The Company completed a private placement of restricted securities pursuant to Regulation D of the Securities Act of 1933 with two officers of Liviakis. The Company raised $500,000 in cash for
     3.5 million shares of common stock and 1.6 million warrants to purchase common stock for $.01 per share, exercisable from January 15, 1998 through August 4, 2002. The securities carry future registration rights, including a one-time demand registration, with fees to be paid by the Company. See "Note 6 - RELATED PARTIES" in Notes to Financial Statements for a description of the accounting treatment for these transactions.

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

     On December 10, 1997 the Company closed a private placement offering of $3,060,000 principal amount of 8% Adjustable Rate Convertible Subordinated Debentures. After associated fees and repayment of bridge loans incurred during the quarter, the Company retained approximately $2,200,000 to apply to immediate working capital needs and the national launch of its proprietary wireless transaction processing solution. See Note 6 - Financing in Notes to Financial Statements.

     During the second quarter, the Company granted an option to purchase 600,000 shares of common stock to its Chief Executive Officer and subsequently agreed to pay to the officer any additional income taxes which the officer may incur as a result of the option being a non-qualified stock option as compared to an incentive stock option. Due to this agreement, the Company incurred an additional $1,188,000 of non-cash compensation expense in the second quarter 1998. See "Note 7. Variable Option" in Notes to Financial Statements for a description of the accounting treatment for these transactions.

     During the second quarter, the Company completed the relocation of its customer support, administrative and accounting functions to the Emeryville, California headquarters. The lease on the Wheat Ridge, Colorado office has terminated. Engineering functions will remain at the Company's Palmer Lake, Colorado facility.

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


     Net Sales


     Net sales of $116,000 for the second quarter of fiscal 1998 decreased 72% from net sales of $416,000 generated during the second fiscal quarter of 1997. For the six month period, net sales decreased 52% from $803,000 to $386,000. Unit sales decreased due to the shift from a per-unit sales approach to a recurring revenue model. During the quarter, efforts were focused on establishing a new sales management team and aggressively hiring and training sales personnel to support the nationwide GTE joint marketing and distribution agreement. Training of the corresponding GTE sales representatives by USWD sales personnel was completed on a very aggressive schedule early in the quarter. Product placements of the TRANZ Enabler to merchants through the new distribution program have not developed as rapidly as anticipated, consequently revenue has been minimal at the same time that high expenses have been incurred. The Company expects that the transition from a "voice" to "data" sales orientation for the GTE sales personnel will be aided by several new operational initiatives implemented in February 1998 by GTE Mobilnet, and that this will have a positive impact on product placement and revenue to the Company.

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

     Gross Margin

     Gross margins in the second fiscal quarter of 1998 were $55,000 compared to $194,000 for the same period in fiscal 1997. As a percent of revenue, gross margin in the second quarter was at the same level as the prior year despite a higher mix of point of sale terminal and printer component sales which often accompany TRANZ Enabler deployments. For the six month period, gross margin decreased from $316,000 in the prior year to $149,000 in the current year, as a result of decreased POS-50 sales.

     Operating Expenses

     Selling, general and administrative expense increased from $170,000 in the second fiscal quarter of 1997 to $2,853,000 in the second fiscal quarter of 1998. For the six month period, selling, general and administrative expense increased from $340,000 in the prior year to $4,141,000 in the current year. A significant portion of the increase in both the three and six month periods resulted from the aggressive addition of sales and support personnel and infrastructure to provide local support for the GTE nationwide deployment. Headcount increased from approximately 18 at the end of the first quarter to approximately 50 employees as of December 31, 1997. Expenditures include increased compensation expense for new sales and sales management personnel, selective additions to the management team and increased travel and communication expense related to the new marketing program. Non-cash compensation expense related to the granting of a variable  option in the second quarter was  approximately  $1,188,000  (See
     Note 7 to the financial statements). Non-cash consulting fees related to business development of approximately $599,000 and $1,454,000 are reflected in the second quarter and six month results, respectively, and include the termination of the entrenet and Woolley consulting agreements entered into during fiscal year 1997, and amortization of the Liviakis Financial
     Communications consulting services (see Note 6 to the financial statements). The Company continues to hire sales and support personnel to support the new marketing programs. At least in the near term, operating expense will continue to increase ahead of revenue.

     Research and development expenses decreased from $95,000 in the second fiscal quarter of 1997 to $78,000 in the first fiscal quarter of 1998. This decrease was due to one vacancy in the department, which has been subsequently filled.


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


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
----------------------------------------------------

     The Company continues to have significant concerns regarding its financial condition and liquidity. While the Company is optimistic with its medium and long term opportunities, it is constrained by its immediate financial condition and requirement for increased liquidity. The Company has accumulated a deficit of approximately $21.4 million since inception. The Company's CDPD based products, the GTE joint marketing and distribution agreement, pending distribution agreements and transition to a recurring revenue focus present an opportunity for significant revenue growth, an eventual return to profitability, and the generation of a positive cash flow from operations. At present, however, development of the Company's infrastructure and expansion of the sales and marketing organization requires additional financing. Proceeds from the recently completed private placement offering have provided the Company with the ability to launch the GTE joint marketing and distribution program, however, execution of the Company's business plan is dependent on a more significant debt or equity financing event. The Company continues to work both directly and through its consultants to secure additional debt or equity financing which is required to fund operations while a significant recurring revenue stream is built. While management is confident it can accomplish this objective, there is no guarantee that this additional funding will be accomplished or that it will occur in the required time frame. In addition, the Company has agreed that it will not sell any new equity securities without the consent of the purchasers of the debentures for the 150-day period following the December 10, 1997 closing of that offering. The inability of the Company to secure additional financing could adversely impact the Company's financial position, including its ability to continue as a going concern.

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



ITEM 2 - CHANGES IN SECURITIES


       On December 10, 1997, the Company issued a total of $3,060,000 of 8% Convertible Subordinated Debentures. The terms of the Debentures provided that they would convert into one share of Series A Cumulative Convertible Redeemable Preferred Stock for each dollar of Debentures at such time as the Company's shareholders approved an amendment to the Company's Articles of Incorporation authorizing preferred stock. This occurred at the Company's Annual Meeting of Shareholders, which was held on February 6, 1998. See Note 10 to the Footnotes to the Financial Statements - "Subsequent Events". The terms of the Series A Preferred Stock, which was legally established on February 9, 1998, contain certain rights and preferences that are superior to those of the Company's Common Stock. The Debentures and the Series A Preferred Stock to be issued on conversion of the Debentures were, or will be, issued as unregistered securities in reliance on the registration exemptions contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. A detailed description of the offering of the Debentures, including the terms thereof and of the Series A Preferred Stock to be issued upon conversion of the debentures is contained in the Company's Form 8-K Reporting an Event of November 14, 1997, filed with the SEC on December 17, 1997, and in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held February 6, 1998.

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


         See Also Note 10 - Subsequent Events in Notes to Financial Statements.


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



                                      U.S. WIRELESS DATA, INC.
                                      Registrant



Date:    February  25, 1999              By: \s\ Roger L. Peirce
         ------------------                  --------------------------
                                             Chief Executive Officer


         February  25, 1999              By: \s\ Robert E. Robichaud
         ------------------                  --------------------------
                                             Chief Financial Officer