Form 10QSB/A
period 1998-03-31
U S WIRELESS DATA INC
filed 1999-02-25
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB/A

|X| Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.


         Commission File No.:  0-22848


                            U.S. Wireless Data, Inc.
             (Exact name of registrant as specified in its charter)


                  Colorado                              84-1178691
           ----------------------             -------------------------------
          (State of incorporation)           (IRS Employer Identification No.)



                          2200 Powell Street, Suite 800
                          Emeryville, California 94608
                  ---------------------------------------------
          (Address of principal executive offices, including zip code)




                                 (510) 596-2025
                      ------------------------------------
              (Registrant's Telephone Number, including area code)


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


           Balance Sheets --
               March 31, 1998, and June 30, 1997...............................3

           Statements of Operations --
               Three Months and Nine Months Ended March 31, 1998 and 1997......4

           Statements of Cash Flows --
               Nine Months Ended March 31, 1998 and 1997.......................5


           Notes to Financial Statements (Restated).........................6-12



Item 2.    Management's Discussion and Analysis (Restated).................13-16


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings .................................................19

Item 2.    Changes in Securities..............................................21

Item 3.    Defaults Upon Senior Securities....................................22

Item 4.    Submission of Matters to a Vote of Security Holders................23

Item 5.    Other Information..................................................23

Item 6.    Exhibits and Reports on Form 8-K...................................24


RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

This amended filing contains restated financial information and related disclosures for the three and nine months ended March 31, 1998 (See Note 1 to Financial Statements). Quarterly financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatement. This information is consistent with the contents of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 which, was filed with the SEC on December 17, 1998 (See "Note 15. Unaudited Restated Quarterly Financial Information," in the 10-KSB).


                            U.S. WIRELESS DATA, INC.
                                  BALANCE SHEET
                            (Unaudited and Restated)


                                                                     March 31, 1998   June 30, 1997
                                                                     --------------   -------------
                                                                      (As Restated)
                                                                      -------------
                                  ASSETS

Current Assets:
        Cash ......................................................   $     65,000    $      6,000
        Accounts receivable, net of allowance for .................         80,000         131,000
            doubtful accounts of $48,000 at March 31, 1998;
            $16,000 at  June 30, 1997
        Inventory, net ............................................        880,000         209,000
        Other current assets ......................................        571,000         103,000
                                                                      ------------    ------------
                 Total current assets .............................      1,596,000         449,000

Processing units - deployed .......................................        383,000            --
Property and equipment, net .......................................        287,000          41,000
Other assets ......................................................         68,000          11,000
                                                                      ------------    ------------


Total assets ......................................................   $  2,334,000    $    501,000
                                                                      ============    ============


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
        Accounts payable ..........................................   $  1,275,000    $    354,000
        Accrued liabilities .......................................      4,181,000         126,000
        Borrowings, current portion ...............................        828,000         738,000
                                                                      ------------    ------------
                Total current liabilities .........................      6,284,000       1,218,000
                                                                      ------------    ------------

Borrowings, long-term portion .....................................         45,000          45,000
                                                                      ------------    ------------

Total Liabilities .................................................      6,329,000       1,263,000
                                                                      ------------    ------------

Redeemable common stock and warrants ..............................        560,000            --
                                                                      ------------    ------------


Stockholders' Deficit:
        Preferred Stock, 12,000,000 authorized,  3,060,000 Series A      3,060,000            --
                 Issued and outstanding
        Common stock, no par value, 40,000,000 ....................      9,325,000       5,614,000
                shares authorized; 9,324,601 and 5,613,952 shares
                 issued and outstanding at March 31, 1998
                 June 30, 1997, respectively
        Additional paid-in capital ................................      8,872,000      10,613,000
        Accumulated deficit .......................................    (25,812,000)    (16,961,000)
        Notes Receivable from Shareholder .........................           --           (28,000)
                                                                      ------------    ------------
                Total stockholders' deficit .......................     (4,555,000)       (762,000)
                                                                      ------------    ------------


Total liabilities and stockholders' deficit .......................   $  2,334,000    $    501,000
                                                                      ============    ============

       Accompanying Notes are an integral part of the Financial Statements


                            U.S. WIRELESS DATA, INC.
                            STATEMENTS OF OPERATIONS
                            (Unaudited and Restated)



                                                    Three Months Ended            Nine Months Ended
                                                  3/31/98         3/31/97       3/31/98        3/31/97
                                                  -------         -------       -------        -------
                                               (As Restated)                 (As Restated)
                                               -------------                 -------------
Revenue ....................................   $   252,000    $   244,000    $   638,000    $ 1,046,000
Cost of revenue ............................       115,000        115,000        352,000        602,000
                                               -----------    -----------    -----------    -----------

Gross profit ...............................       137,000        129,000        286,000        444,000
                                               -----------    -----------    -----------    -----------



Operating expenses:
    Selling, general and administrative ....     2,518,000        123,000      6,659,000        463,000
    Research and development ...............        78,000         88,000        251,000        301,000
    Litigation settlement ..................     1,353,000           --        1,353,000           --
                                               -----------    -----------    -----------    -----------
    Total operating expense ................     3,949,000        211,000      8,263,000        764,000
                                               -----------    -----------    -----------    -----------


Loss from operations .......................    (3,812,000)       (82,000)    (7,977,000)      (320,000)



Interest income
Interest expense ...........................      (439,000)        (8,000)      (707,000)       (24,000)
Other income ...............................      (165,000)         7,000       (166,000)        31,000
                                               -----------    -----------    -----------    -----------


Net loss ...................................   $(4,416,000)   $   (83,000)   $(8,850,000)   $  (313,000)
                                               ===========    ===========    ===========    ===========



Basic and diluted net loss per share: ......   $      (.48)   $      (.02)   $     (1.01)   $      (.07)
                                               ===========    ===========    ===========    ===========


Weighted average common shares outstanding -     9,281,000      4,984,000      8,753,000      4,815.000
basic and diluted                              ===========    ===========    ===========    ===========


       Accompanying Notes are an integral part of the Financial Statements


                            U.S. WIRELESS DATA, INC.
                            STATEMENTS OF CASH FLOWS
                            (Unaudited and Restated)


                                                                    Nine Months Ended
                                                              March 31,1998  March 31, 1997
                                                              -------------  --------------
                                                              (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .............................................   $(8,850,000)   $  (313,000)
     Depreciation and amortization ........................        65,000         51,000
     Non-cash consulting services and warrant extension ...     2,124,000         15,000
     Non-cash compensation - stock option .................     1,707,000            --
     Non-cash interest expense - debentures ...............       637,000            --
     Non-cash litigation expense ..........................     1,353,000            --
   Changes in assets and liabilities:
          (Increase) decrease in:
               Accounts receivable ........................        46,000         18,000
               Inventory ..................................      (671,000)       168,000
               Processing units - deployed ................      (383,000)           --
               Other current assets .......................      (152,000)        35,000
          Increase (decrease) in:
               Accounts payable ...........................       911,000        102,000
               Accrued liabilities ........................        52,000        (90,000)
               Borrowings .................................           --         (23,000)
                                                              -----------    -----------
               Net cash used in operating activities ......    (3,161,000)       (37,000)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Property, plant, and equipment ...........      (291,000)         1,000
     Increase in other assets .............................       (56,000)          --
                                                              -----------    -----------
               Net cash used in investing activities ......      (347,000)         1,000
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of stock ......................       585,000         28,000
     Proceeds from sale of options to purchase common stock       192,000           --
     Note receivable ......................................        28,000        (28,000)
     Net Proceeds from issuance of debt ...................     2,762,000           --
                                                              -----------    -----------
              Net cash provided by financing activities ...     3,567,000           --
                                                              -----------    -----------


INCREASE (DECREASE) IN CASH ...............................        59,000        (36,000)


CASH, Beginning of period .................................         6,000         40,000
                                                              -----------    -----------


CASH, End of period .......................................   $    65,000    $     4,000
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

       Accompanying Notes are an integral part of the Financial Statements

                            U.S. WIRELESS DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            (Unaudited and Restated)


Note 1 -- RESTATEMENT

      The accompanying restated balance sheet as of March 31, 1998 and the accompanying restated statement of operations for the three months and nine-months ended March 31, 1998 have been restated to reflect the proper treatment of the Liviakis Financial Communications, Inc. financing and consulting transactions (see Note 6 to Financial Statements), the granting of a variable option (see Note 7 to Financial Statements) and the settlement with certain noteholders regarding the tradability of shares to be issued upon conversion of their notes (see Note 9 to Financial Statements). The effect of these restatements is to increase selling, general and administrative expenses and increase reported loss by $1,114,000 and $2,985,000 for the three months and nine months ended March 31, 1998 ($0.12 and $0.34 for fully diluted earnings per share) respectively, reduce total assets by $8,000, increase total liabilities by $4,003,000, increase redeemable common stock and warrants by $560,000 and increase stockholders' deficit by $4,571,000. These restatements do not affect previously reported net cash flows.


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



Note 3 -- FINANCIAL CONDITION AND LIQUIDITY (Restated)

      The Company has incurred an accumulated deficit of approximately $25.8 million since inception, including a loss of $8.9 million during the first nine months of fiscal year 1998. In order to attempt to continue as a going concern, the Company has transitioned to a recurring revenue focus, is working on programs to increase revenue levels and product margins, and is negotiating new distribution agreements. In December 1997, the Company closed a private placement offering of $3,060,000 of Convertible Subordinated Debentures. After associated fees and repayment of bridge loans incurred during the quarter ended December 31, 1997, the Company retained approximately $2,200,000 to apply to immediate working capital needs and the national launch of its proprietary wireless transaction processing solution. The current sales volume is inadequate to fund the infrastructure growth and business transition. As a result, the Company anticipates the continued roll out of the GTE Wireless and Bell Atlantic joint marketing and operating agreements and potential distribution programs with other cellular carriers will require additional debt or equity financing in the immediate future.

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


Note 5 -- FINANCINGS

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

     The Company also sold a total of 3,500,000 shares of Common Stock and warrants to purchase up to an additional 1,600,000 shares of Common Stock exercisable at $.01 per share to two LFC affiliates in August 1997 for $500,000 in cash. Pursuant to this transaction, LFC and its affiliates became significant shareholders of the Company. The Common Stock issued (and issuable pursuant to the Consulting Agreement and upon exercise of the warrants) to LFC and its affiliates carries certain registration rights. The warrants provide that if for any reason the Company does not issue shares upon exercise, the Company is required to repurchase the warrants for the difference between the $.01 exercise price and the then-current market price of the Common Stock. Pursuant to the agreements, the LFC affiliates were granted the right to appoint certain officers and directors of the Company.

     Since the LFC related financing transaction and the LFC Consulting Agreement were entered into by the Company at approximately the same time, the Company has treated these transactions as one transaction for accounting purposes. Based on the fair market value of the Common Stock as determined by an independent valuation, the initial 3,500,000 shares of Common Stock and warrants for 1,600,000 shares of Common Stock issued in the transactions, net of cash proceeds received, were valued at approximately $1,285,000 and recorded as prepaid consulting services. The consulting services are amortized on a straight-line basis over the term of the Consulting Agreement commencing with the July 25, 1997 effective date of the agreement. The warrants are classified as redeemable securities as a result of the repurchase provisions described above. The 300,000 shares which are issuable over the term of the contract are being valued as such shares vest, and resulted in an additional $164,000 and $847,000 in consulting expenses during the three-months and nine-months ended March 31, 1998, respectively.


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

     Transactions with entrenet Group, LLC

     In June 1997, the Company entered into a consulting agreement with entrenet Group, LLC ("entrenet"), for purposes of assisting the Company in strategic planning, the creation of a detailed business and marketing plan and in locating financing sources. For its services, the Company issued a $150,000 convertible promissory note to entrenet, with interest payable at 10% per annum, due in full on or before June 2, 1998. In addition, the Company was obligated to pay entrenet a finder's fee of 8% for any direct financing it located for the Company, payable in Company securities identical to those issued in the subject financing. . entrenet located the $500,000 LFC financing. The Company and entrenet were in discussions over the interpretation of the provisions specifying the consideration payable to entrenet as its finder's fee for locating LFC. The matter was resolved in November 1997, whereby the Company agreed to issue entrenet a total of 300,000 shares of its Common Stock for the promissory note and 280,000 shares of Common Stock as payment of the finder's fee. Those shares were issued in April 1998 and included in the Registration Statement, which became effective August 7, 1998.

     As of March 12, 1998, the Company entered into an agreement with entrenet to provide business and financial consulting services to the Company and to assist the Company in locating additional financing. The term of the agreement is for six months from March 12, 1998 and renews for additional six-month terms unless at least 60 days notice is given to terminate the agreement prior to the end of a term. For its advisory services under the agreement, entrenet earned a fee of $60,000. In addition, entrenet received a Common Stock Purchase Warrant to purchase 10,435 shares at $5.75 per share, exercisable until March 11, 2003. The shares issuable pursuant to the warrant carry certain piggyback registration rights. Upon the consummation of any financing transaction entered into by the Company during the term of the agreement (with the exception of financings from certain identified, excluded sources) or for two years after termination with respect to any financing obtained from a source introduced to the Company by entrenet, entrenet is entitled to receive cash compensation as follows: for debt financings, 2% of the total amount of the financing, payable in cash or in the form of a 10% note due in one year; for equity financings, 7% of the total gross financing proceeds (payable in cash), unless there is a licensed investment banker entitled to receive compensation as a result of the transaction, in which case the amount payable to entrenet is reduced to 2 1/2% of the gross proceeds (payable in cash), plus a five year Common Stock purchase warrant which entitles entrenet to purchase that number of shares of Common Stock equal in value (as determined by a defined fair market price) to the full amount of compensation payable to entrenet in cash, at a per share exercise price equal to the then current market value of the Common Stock (as defined); for mergers and acquisitions, 5% of the total consideration paid or received in the transaction (payable in cash), unless there is a licensed investment banker entitled to receive compensation as a result of the transaction, in which case the amount payable to entrenet is reduced to 3% (payable in cash) of such consideration, plus a five year Common Stock purchase warrant which entitles entrenet to purchase that number of shares of Common Stock equal in value (as determined by a defined fair market price) to the full amount of compensation payable to entrenet in cash, at a per share exercise price equal to the then current market value of the Common Stock (as defined). If entrenet assists the Company in locating an executive-level candidate who is hired by the Company, entrenet is entitled to receive a fee equal to 30% (payable in cash) of the candidate's total first year compensation.


Note 7 - VARIABLE OPTION

     In August 1997, the Company granted an option to purchase 600,000 shares of common stock to its Chief Executive Officer , and in November 1997, agreed to pay the officer any additional income taxes which the officer may incur as a result of the option being a non-qualified stock option as compared to an incentive stock option. Due to this agreement, the stock options, which the Company had previously accounted for based on the fair value as of the grant date, are being accounted for as variable options resulting in an additional $519,000 and $1,707,000 of non-cash compensation expense in the three-months and nine-months ended March 31, 1998, respectively. The Company's previously reported balance sheet and statement of operations are being restated to reflect this additional expense.


Note 8 - ACCOUNTING FOR PROCESSING UNITS DEPLOYED

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

Note 9 -- LITIGATION

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

     To resolve cross-claims asserted by the underwriters in the litigation, the Company agreed to issue a total of 600,000 shares of Common Stock valued at approximately $94,000 upon the effective date of the Settlement Agreement, which was April 26, 1997. The shares issued under this settlement become saleable under SEC Rule 144 commencing on April 26, 1998. The Company has agreed to register such shares upon demand of holders of not less than 25% of the shares. Further, on September 17, 1997, the Company agreed to entry of a consent judgment against it and in favor the sole shareholder of an underwriter, in the amount of $60,000 payable over a three year period.

     Settlement with Consultant

     In July 1997, the Company executed a two-year agreement effective as of April 1, 1997 for consulting services. In addition to monthly cash compensation, the consultant received a $50,000 two-year convertible note with 10% interest per annum. The note was convertible into Common Stock at $.40 per share, for a total of 125,000 shares issuable upon conversion of the principal amount of the note. A dispute arose between the consultant and the Company and the consulting agreement was terminated by the Company as of the end of August 1997. The Company settled the dispute in January 1998, which resulted in a $60,000 payment (including amounts previously paid to the consultant prior to termination) for all services rendered. As part of the settlement, an adjustment to the conversion terms of the promissory note was made reflecting that all principal and accrued interest on the note could be converted to 75,000 shares of the Company's Common on or before April 1, 1998. The note was converted and the shares were issued as "restricted securities" as defined under Rule 144 under the Securities Act of 1933, as of January 26, 1998. The shares became saleable under Rule 144 commencing on April 1, 1998.

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

     As a result of the above settlement, the Company recorded approximately $1,353,000 as litigation settlement expense in the third quarter of fiscal 1998. The shares originally issuable upon conversion of the notes and the additional shares resulting from the settlement are subject to the guarantee and "put" provisions and are reflected as Redeemable Common Stock. The originally issuable shares are reflected at their conversion value adjusted for the value attributable to the guarantee and "put" provisions. In the event redemption of such shares becomes probable and the actual redemption amount is in excess of the carrying amount, such excess amount will be recorded as litigation settlement expense. The additional shares are reflected at their redemption value.

     On July 2, 1997, the Company also issued a promissory note in the amount of $17,000 to one of the investors who purchased the Demand Notes. This note was due and payable in full as of July 30, 1997 and bore interest at a default rate of 18% per annum if not paid when due. In return for the investor's agreement not to require the Company to pay the note when it came due, the investor claims that a representative of the Company promised that the Company would treat the note the same as the other Demand Notes and convert it to Common Stock on the same terms. In conjunction with the Demand Note settlement with this investor, the Company agreed to convert all amounts owing as principal and interest by it under this note to a total of 18,507 shares of Common Stock. The shares issued upon conversion of this note are not entitled to the guarantee or put described above.

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

Note 10 -- RECENT ACCOUNTING PRONOUNCEMENTS

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

     Amounts in this discussion and analysis have been restated as disclosed in Notes 1, 3, 6, 7 and 9 of the Notes to the Financial Statements.

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

     On December 10, 1997 the Company closed a private placement offering of $3,060,000 principal amount of 8% Adjustable Rate Convertible Subordinated Debentures. After associated fees and repayment of bridge loans incurred during the quarter, the Company retained approximately $2,200,000 to apply to immediate working capital needs and the national launch of its proprietary wireless transaction processing solution. See Note 5 - Financing in Notes to Financial Statements.

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

     During the second quarter, the Company granted an option to purchase 600,000 shares of common stock and subsequently agreed to pay to the employee any additional income taxes which the employee may incur as a result of the option being a non-qualified stock option as compared to an incentive stock option. Due to this agreement, the company incurred an additional $519,000 and $1,706,000 of non-cash compensation expense in the three-months and nine-months ended March 31, 1998, respectively. See "Note 7 - Variable Option" in Notes to Financial Statements for a description of the accounting treatment for these transactions.

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

     Net Sales


     Revenue of $252,000 for the third quarter of fiscal 1998 was up slightly from revenue of $244,000 generated during the third fiscal quarter of fiscal 1997 as the Company continued the shift from a per-unit sales approach to a recurring revenue model. The Company was also able to resume shipment of POS-50 units following a product shortage in the second quarter. For the nine-month period, revenue of $638,000 decreased 39% from the prior period amount of $1,046,000 due to the strategy shift described above. Product placements of the TRANZ Enabler to merchants through the new distribution program have not developed as rapidly as anticipated, consequently revenue has been minimal, while at the same time; significant expenses have been incurred. The Company hopes that the transition from a "voice" to "data" sales orientation for the GTE sales personnel will be aided by several new operational initiatives implemented in February 1998 by GTE Wireless. The Company also expects a positive impact on product placement and revenue from the recently signed Bell Atlantic joint sales and marketing agreement. However, for both programs, expenses are likely to exceed revenues, at least over the near term.


     Gross Margin

     Gross margins in the third fiscal quarter of 1998 were $137,000 compared to $129,000 for the same period in fiscal 1997. As a percent of revenue, gross margins increased to 54% for the three-months ended March 31, 1998 over 53% for the same period in 1997. For the nine-month periods, gross margins decreased from $444,000 in fiscal 1997 to $286,000 in the current period on the corresponding revenue decline. For the current nine-month period, gross margin as a percent of revenue was up 2.3% from the prior period due to the mix of product sales in the first half of the current year.



     Operating Expenses

     Selling, general and administrative expense increased from $123,000 in the third fiscal quarter of 1997 to $2,518,000 in the third fiscal quarter of 1998. For the nine-month periods, selling, general and administrative expense increased from $463,000 in the prior year to $6,659,000 in the current year. The current quarter contains several significant non-cash charges. These include a $514,000 charge related to the revalued LFC consulting agreement, and compensation expense related to the granting of a variable option of $519,000 (see Note 7 to the financial statements). Non-cash consulting fees related to business development of approximately $1,968,000 are reflected in the fiscal 1998 nine month results, and include the termination of the original entrenet and Woolley consulting agreements entered into during fiscal year 1997, and amortization of the Liviakis Financial Communications consulting services (see Note 6 to the financial statements). Non-cash compensation expense related to the granting of a variable option in the second quarter was approximately $1,707,000 for the nine-month period (see Note 7 to the financial statements). The nine-month period was also impacted by the $156,000 charge related to the warrant extension.

     The balance of the selling, general and administrative expense increased by approximately $1,362,000 and $2,522,000 for the three month and nine month periods, respectively. A significant portion of the increase in both the three and nine month periods resulted from the aggressive addition of sales and support personnel and infrastructure to provide local support for the GTE nationwide deployment. Headcount increased from approximately 18 at the end of September 1997, to approximately 50 employees as of December 31, 1997 and approximately 60 at the end of March 1998. Expenditures include increased compensation expense for new sales and sales management personnel, selective additions to the management team, increased travel and communication expense related to the new marketing program, and expense related to the resolution of several outstanding legal issues. The Company continues to hire sales and support personnel to support the new marketing programs. At least in the near term, operating expense will continue to increase ahead of revenue.

     Research and development expenses decreased from $88,000 in the third fiscal quarter of 1997 to $78,000 in the first third quarter of 1998. This decrease was due to lower engineering material purchases. The nine-month period expense decreased from $301,000 in fiscal 1997 to $251,000 in fiscal 1998 due to one vacancy in the department during a portion of the first half of fiscal 1998 and due to lower occupancy costs.

     The third quarter results include a $1,353,000 charge for the valuation of common shares issued to a group of certain noteholders, in settlement of a dispute regarding rights related to the conversion of the notes into shares of Common Stock. Refer to Settlement of Claims of Certain Noteholders in
     Note 7 to the financial statements for a complete description of the settlement.

     Interest and Other Expense

     Interest expense includes a $397,000 and $622,000 non-cash charge to interest expense in the three and nine month periods of fiscal 1998, respectively, related to the private placement. The convertible features of the debenture include an "in-the-money" convertible option that allows the holder to obtain shares of common stock at a discount off of fair market value. The value of the in-the-money provision has been allocated to stockholder equity. The difference between the realized value and face value of the debt was recognized as non-cash interest expense between the date of issue and date of conversion into preferred stock which was effected on February 9, 1998. Other expense of $165,000 includes a $156,000 charge in the three and nine-month periods related to the extension of a common stock warrant exercise period which was expiring.


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
----------------------------------------------------

     The Company continues to have significant problems due to its financial condition and lack of liquidity. While management is optimistic with its medium and long term opportunities, the Company is constrained by its immediate financial condition and requirement for increased liquidity. The Company has accumulated a deficit of approximately $25.8 million since inception to December 31, 1997. The Company's CDPD based products, the GTE and Bell Atlantic joint marketing and distribution agreements, pending distribution agreements (if realized) and the transition to a recurring revenue focus present an opportunity for significant revenue growth, eventual profitability, and the generation of positive cash flow from operations. At present, however, development of the Company's infrastructure and expansion of the sales and marketing organization requires immediate, additional financing. Proceeds from the private placement offering which was completed in December 1997, have been used primarily to complete the launch of the joint marketing program with GTE Wireless, build the related corporate infrastructure and make selective inventory purchases.

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

     Inventory increased from $209,000 as June 30, 1997 to $880,000 at March 31, 1998. Approximately $359,000 of this increase was for TRANZ Enabler inventory, with the remaining portion being for components needed to initiate new builds of POS-50(R) and POS-500 units. This inventory was purchased directly by the Company. The Company's business plan calls for all TRANZ Enablers to be financed through third party financing sources. While the Company has entered into the agreement with GTE Leasing
     (described below) to fund product placed through the GTE Wireless agreement, it must obtain inventory financing from external sources for other placements, and at present the Company has not yet obtained such financing. As described in Note 6 to the financial statements, merchants that subscribe to the Company's credit card processing service usually receive a TRANZ Enabler unit which provides the wireless communications and processing functionality. As these units are deployed at a customer location, the asset value is transferred from inventory to "Processing units - deployed" and depreciated via a charge to Cost of Sales over a 48 month life. The net value of this equipment was $383,100 as of March 31, 1998.

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

     During March 1998, the Company reached a settlement with the complaining Noteholders' by agreeing to issue 1.4 times the number of shares originally issuable as principal and interest on the Demand Notes purchased by the complaining Noteholders (plus an additional 11,000 shares to one Noteholder who purchased $50,000 of the Demand Notes). As a result of the settlement, the issuance of "premium" shares was recorded in Operating Expense as a litigation settlement of approximately $1,353,000 in March 1998. The agreement also provides the Noteholders with certain guarantees as to the amount for which the shares can be resold and a "put" which allows the Noteholders to require the Company to repurchase any restricted shares remaining unsold at the end of the one year period after the shares become saleable under SEC Rule 144. The shares issuable upon conversion of the Demand Notes will be "restricted securities" as defined under SEC Rule 144, but will become saleable pursuant to Rule 144 one year from the date the converted Demand Note was purchased by the Noteholder. A total of 525,800 shares have been or will be issued to the complaining Noteholders upon conversion of their notes which will be subject to the guarantee and put agreements. The holder of the other $50,000 Demand Note will be given the enhanced conversion rate (of 1.4 times the number of shares originally issuable) and will receive 154,000 shares upon conversion of his Demand Note but will not be given the guarantee or put.

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



ITEM 2 - CHANGES IN SECURITIES

     Recent Issuances of Unregistered Securities:

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

ITEM 4 --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Annual Shareholder Meeting, February 6, 1998:

       Proposals                                                     For        Against    Abstain     Not Voted     Total Voted
       ---------                                                     ---        -------    -------     ---------     -----------
       1. Elect five directors to the Company's Board of
       Directors
              Evon A. Kelly                                       8,177,029        --       11,467         --         8,188,496
              Rod L. Stambaugh                                    8,177,029        --       11,467         --         8,188,496
              Richard S. Barton                                   8,177,029        --       11,467         --         8,188,496
              Caesar Berger                                       8,177,029        --       11,467         --         8,188,496
              Chester N. Winter                                   8,177,029        --       11,467         --         8,188,496

       2. Amendments to Company's  Articles of  Incorporation     8,081,829      90,504     16,163         --         8,188,496
       to  increase  the  number  of  shares  of no par value
       Common Stock to 40,000,000

       3. Amendments to Company's  Articles of  Incorporation     5,216,071      91,287     20,554     2,860,584      5,327,912
       to authorize up to 15,000,000  shares of preferred stock,
       up to 4,000,000 designated as Series A Cumulative
       Convertible Redeemable Preferred Stock

       4.  Amendments to Company's  Amended 1992 Stock Option     5,178,657     126,187     22,168     2,861,484      5,327,012
       Plan to increase  the number of shares  available  for
       issuance upon exercise to 2,680,000 shares

       5.  Ratify   selection  of  Price  Waterhouse  LLP  as     8,170,676       8,470      9,350          --        8,188,496
       Company's Independent Accountants

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




                                       U.S. WIRELESS DATA, INC.
                                       Registrant



Date:    February 25, 1999             By: \s\ Roger L. Peirce
         -----------------                 --------------------------
                                           Chief Executive Officer


         February 25, 1999             By: \s\ Robert E. Robichaud
         -----------------                 --------------------------
                                           Chief Financial Officer