Form 10QSB
period 1999-03-31
U S WIRELESS DATA INC
filed 1999-05-18
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

|X| Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.
                                                                ---------------

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

                              Yes _X_    No ___


As  of  March  31,  1999  there  were  outstanding   17,330,783  shares  of  the
Registrant's Common Stock (no par value per share).


Transitional Small Business Disclosure Format

                              Yes ___    No _X_

                            U.S. WIRELESS DATA, INC.

                                TABLE OF CONTENTS


                                                                                          Page
                                                                                          ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Balance Sheets --
                         March 31, 1999, and June 30, 1998..................................3

                  Statements of Operations --
                         Three Months and Nine Months Ended March 31, 1999 and 1998.........4

                  Statements of Cash Flows --
                         Nine Months Ended March 31, 1999 and 1998..........................5

                  Notes to Financial Statements.............................................6-10

Item 2.           Management's Discussion and Analysis......................................11-19


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings.........................................................19

Item 2.           Changes in Securities.....................................................20

Item 3.           Defaults Upon Senior Securities...........................................20

Item 6.           Exhibits and Reports on Form 8-K..........................................21

                            U.S. WIRELESS DATA, INC.

                                  BALANCE SHEET
                                   (Unaudited)

                                                                                March 31, 1999     June 30, 1998
                                                                                --------------     -------------
                                  ASSETS
Current assets:
        Cash ...................................................................   $      3,000    $      4,000
        Accounts receivable, net of allowance for doubtful .....................        115,000          55,000
        accounts of $30,000 at March 31, 1999;
        $22,000 at  June 30, 1998
        Inventory, net .........................................................        231,000         480,000
        Other current assets ...................................................        127,000         187,000
                                                                                   ------------    ------------
             Total current assets ..............................................        476,000         726,000
Processing units - deployed ....................................................        466,000         517,000
Property and equipment, net ....................................................        238,000         253,000
Other assets ...................................................................        338,000          69,000
                                                                                   ------------    ------------

         Total assets ..........................................................   $  1,518,000    $  1,565,000
                                                                                   ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable ......................................................... $  1,245,000    $  1,506,000
        Accrued liabilities ......................................................      585,000       1,735,000
        Borrowings, current portion ..............................................      366,000         452,000
                                                                                   ------------    ------------
        Total current liabilities ..............................................      2,196,000       3,693,000
Borrowings, long-term portion ..................................................      1,711,000          45,000
                                                                                   ------------    ------------
            Total liabilities ..................................................      3,907,000       3,738,000
                                                                                   ------------    ------------
Redeemable common stock
                                                                                        232,000         372,000
                                                                                   ------------    ------------
Stockholders' deficit:
        Preferred stock, at $1 stated value,15,000,000 authorized,                      789,000       3,060,000
          789,325 and 3,060,000  Series A issued and outstanding at March 31, 1999 and June 30, 1998, respectively
        Common stock, at $1 stated value, 40,000,000 ...........................     17,331,000      12,195,000
          shares authorized; 17,330,783 and 12,195,358 shares
          issued and outstanding at March 31, 1999 and
          June 30, 1998, respectively
        Additional paid-in capital .............................................     12,511,000      10,222,000
        Accumulated deficit ....................................................    (33,252,000)    (28,022,000)
                                                                                   ------------    ------------
        Total stockholders' deficit                                                  (2,621,000)     (2,545,000)
                                                                                   ------------    ------------

            Total liabilities and stockholders' deficit ........................   $  1,518,000    $  1,565,000
                                                                                   ============    ============


       Accompanying notes are an integral part of the financial statements

                            U.S. WIRELESS DATA, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three months ended March 31,     Nine months ended March 31,
                                           ----------------------------     ---------------------------
                                                1999            1998            1999            1998
                                                ----            ----            ----            ----
Net revenues:
    Product sales .....................   $    124,000    $    153,000    $    633,000    $    504,000
    Services                              ------------    ------------    ------------    ------------
                                               137,000          99,000         509,000         134,000
                                          ------------    ------------    ------------    ------------
                                               261,000         252,000       1,142,000         638,000
                                          ------------    ------------    ------------    ------------
Cost of revenues:
    Product sales .....................         89,000          91,000         449,000         318,000
                                          ------------    ------------    ------------    ------------
    Services                                   151,000          24,000         482,000          34,000
                                          ------------    ------------    ------------    ------------
                                               240,000         115,000         931,000         352,000
                                          ------------    ------------    ------------    ------------
Gross margin
                                                21,000         137,000         211,000         286,000
                                          ------------    ------------    ------------    ------------

Operating expenses:
    Selling, general and administrative        789,000       2,518,000       3,857,000       6,659,000
    Research and development                   105,000          78,000         363,000         251,000
    Litigation settlement
                                                  --         1,353,000            --         1,353,000
                                          ------------    ------------    ------------    ------------
       Total operating expense                 894,000       3,949,000       4,220,000       8,263,000
                                          ------------    ------------    ------------    ------------

Loss from operations ..................       (873,000)     (3,812,000)     (4,009,000)     (7,977,000)

Interest income .......................           --              --             8,000            --
Interest expense ......................       (448,000)       (439,000)       (681,000)       (707,000)
Other expense                                     --          (165,000)       (161,000)       (166,000)
                                          ------------    ------------    ------------    ------------


Net loss ..............................   $ (1,321,000)   $ (4,416,000)   $ (4,843,000)   $ (8,850,000)
                                          ============    ============    ============    ============


Basic and diluted loss per share: .....   $      (0.09)   $      (0.48)   $      (0.39)   $      (1.01)
                                          ============    ============    ============    ============


Weighted average common shares ........     14,093,000       9,281,000      13,386,000       8,753,000
 outstanding - basic/diluted              ============    ============    ============    ============


       Accompanying notes are an integral part of the financial statements

                                             U.S. WIRELESS DATA, INC.

                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                              For the nine months ended March 31,
                                                                      1999           1998
                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .................................................   $(4,843,000)   $(8,850,000)
    Adjustments to reconcile net loss to net cash used in
     Operating activities:
        Depreciation and amortization ........................       203,000         65,000
        Non-cash consulting services and warrant extension ...     1,933,000      2,124,000
        Non-cash variable option-compensation expense ........    (1,252,000)     1,707,000
        Non-cash interest expense - debentures ...............       589,000        637,000
        Non-cash litigation expense ..........................          --        1,353,000
        Non-cash other expense - warrants ....................       378,000           --
        Debt forgiveness .....................................      (192,000)          --
        Changes in current assets and liabilities:
           Accounts receivable ...............................       (60,000)        46,000
           Inventory .........................................       213,000       (671,000)
           Other current assets ..............................        27,000       (152,000)
           Accounts payable ..................................      (270,000)       911,000
           Accrued liabilities ...............................       (63,000)        52,000
                                                                 -----------    -----------
           Net cash used in operating activities .............    (3,337,000)    (2,778,000)
                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property, plant, and equipment ...........       (46,000)      (291,000)
        Processing units - deployed ..........................       (82,000)      (383,000)
        Decrease (Increase) in other assets ..................        10,000        (56,000)
                                                                 -----------    -----------
           Net cash used in investing activities .............      (118,000)      (730,000)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of stock ......................        26,000        585,000
        Proceeds from sale of options to purchase common stock         1,000        192,000
        Issuance of notes payable ............................     2,744,000         28,000
        Principal payment on borrowings ......................      (122,000)          --
        Net proceeds from issuance of debt ...................     1,805,000      2,762,000
        Redemption of preferred stock ........................    (1,000,000)          --
                                                                 -----------    -----------
           Net cash provided by financing activities .........     3,454,000      3,567,000
                                                                 -----------    -----------


Net increase in cash .........................................        (1,000)        59,000


Cash at beginning of period ..................................         4,000          6,000
                                                                 -----------    -----------


Cash at end of period ........................................   $     3,000    $    65,000
                                                                 ===========    ===========

Supplemental Disclosure of non-cash  financing and investing:
1.   Conversion of $2,567,000 notes payable and interest to 2,934,00

       Accompanying notes are an integral part of the financial statements

                            U.S. WIRELESS DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 -- ACCOUNTING PRINCIPLES

         The balance sheet as of March 31, 1999, as well as the statements of operations for the three and nine month period ended March 31, 1999 and March 31, 1998, and statement of cash flows for the nine month periods ended March 31, 1999 and March 31, 1998 have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1999 and for all periods presented, have been made.

         Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1998. The results of operations for interim periods presented are not necessarily indicative of the operating results for the year.


Note 2 -- FINANCIAL CONDITION AND LIQUIDITY

         The Company continues to have difficulties due to its financial condition and lack of liquidity. The Company has accumulated a deficit of approximately $33 million since inception, including a loss of $1.3 million during the third quarter of fiscal year 1999, and has limited financial resources. In May 1999, the Company completed the first phase of a $1.5 to $5.0 million private placement pursuant to Regulation D of the Securities Act of 1933. The financing was facilitated by an institutional investor, through which the Company raised gross proceeds of $1,500,000. At present, development of the Company's products and services requires significant additional financing.

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


Note 3 -- NET LOSS PER SHARE

         Earnings (loss) per common share (EPS) is computed using Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding at the end of the period. Diluted EPS excludes exercisable stock options and warrants from the calculation since their effect would be anti-dilutive. Such stock options and warrants could potentially dilute earnings or decrease losses per share in the future. EPS for the three-month and nine-month periods ended March 31, 1998 have been restated to conform to SFAS No.128. In the third quarter of fiscal 1999, the net loss available to common shareholders equals the net loss less $25,000 of preferred stock dividends charged to retained earnings. For the first nine months of fiscal 1999, the net loss available to common shareholders equals the net loss plus $387,000 of preferred stock dividends and redemption premium charged to accumulated deficit.

Note 4 -- FINANCINGS

         As the Company entered the first quarter of fiscal 1999, it continued to face the need for increased liquidity to meet its obligations. In July 1998, the Company completed a private offering of $2,000,000 of 6% convertible subordinated debentures due July 21, 2000 and 100,000 Common Stock Purchase Warrants exercisable at $4.25 per share until July 21, 2001. The shares of Common Stock underlying the 6% Debentures and Warrants carry registration rights. The net proceeds to the Company from the offering were approximately $1.8 million. The Company used approximately $250,000 of the proceeds from the offering to pay off a $250,000 short term bridge loan from one of the investors, which was evidenced by a promissory note executed July 1998, and the balance of the proceeds was used for working capital. In consideration of the bridge loan, the investor received a warrant to purchase 20,000 shares of Common Stock at $4.375 per share, exercisable through September 9, 2001. The warrant contains anti-dilution provisions and "piggyback" registration rights applicable to the Common Stock issuable upon exercise of the warrant. Holders of the Company's Series A Preferred Stock purchased $1,000,000 of the Debentures.

         In August 1998, the Company obtained effectiveness of a registration statement on Form SB-2 (SEC File No. 333-52625) under which it registered a total of 7,240,356 shares of Common Stock, for resale by certain security holders of the Company (the "August SB-2"). After the August SB-2 was declared effective by the SEC, the National Association of Securities Dealers, Inc. ("NASD") determined that it would undertake a detailed review of the registration statement. Pending the completion of the NASD review, the Company suspended the sale of shares under the registration statement through NASD member firms. Approximately 250,000 of the registered shares were sold under that registration statement before the Company suspended sales under it. During the NASD's review, the Company further determined that the Prospectus contained in the August SB-2 was no longer current and that a "post-effective amendment" would be required to be filed and declared effective by the SEC before additional sales could be made under the August SB-2. A total of 1,030,310 shares of Common Stock included in the August SB-2 were registered for sale on behalf of the holders of the Company's Series A Preferred Stock. As of March 31, 1999, there remained 789,000 shares of Series A Preferred Stock outstanding. All shares of the Common Stock issuable upon conversion of, or as dividends on, the Series A Preferred stock became eligible for sale under SEC Rule 144 as of December 10, 1998.

         On September 22, 1998, the Company entered into an agreement with Liviakis Financial Communications, Inc., a significant shareholder of the Company, for a $1,300,000 debt financing. The note payable was due April 1, 1999, bears interest at 8% per year, and is secured by substantially all available assets of the Company. The Company used $1,000,000 of the proceeds to redeem $833,000 of the approximate $2.3 million balance of its Series A Convertible Preferred Stock. The Company paid 120% of face value for the redemption. The participating investors, representing approximately 1,342,000 shares of the remaining Series A Preferred, agreed to hold their Series A Preferred shares until at least October 15, 1998 after which time one-third of the Series A Preferred shares could be converted to common stock on each of October 15, November 15, and December 15 of 1998, respectively. As an incentive to these investors, the Company agreed to issue Common Stock purchase warrants exercisable to purchase that number of shares of Common Stock equal to five percent of the number of shares of Series A Preferred Stock held by the participating investor at the end of each period. On December 31, 1998, the Company was obligated to issue warrants for 78,089 shares exercisable at $2.40 per share through October 15, 2001, 67,084 shares exercisable at $3.36 per share through November 15, 2001, and 67,084 shares exercisable through December 15, 2001. The Company also agreed to increase the dividend rate from 4% to 8% on the balance of the unconverted Series A Preferred Stock. By October 31, 1998, the Company was to file a registration statement for the shares underlying the Warrants as well as additional shares issuable upon conversion of the Series A Preferred Stock, beyond those included in the original SB-2 Registration Statement, due to a decline in the stock price subsequent to effectiveness of the August SB-2. The Company has not met this obligation, but intends to include the shares underlying the warrants in the upcoming registration statement for the Series B Preferred Stock. During the quarter ended March 31, 1999, the Company issued common stock purchase warrants to JW Genesis as consideration for services rendered in conjunction with the redemption of Series A Preferred Stock. A total of 15,000 warrants were issued at $2.70 per share and are exercisable through September 13, 2001. The shares of Common Stock underlying the warrants have "piggy-back" registration rights,

         On October 28, 1998, the Company borrowed $500,000 and issued an 8% Note Payable due March 1, 1999, from the CEO and 50% owner of Cardservice International, Inc. In consideration for the loan, the Company agreed to issue a Common Stock Purchase Warrant exercisable to purchase 25,000 shares of Common Stock at $3.038 per share through October 27, 2001.

         During the second fiscal quarter of 1999, the Company received two bridge loans from Liviakis Financial Communications, Inc. (LFC) totaling $300,000 in the form of 8% Notes Payable due April 1, 1999. In January and February, the Company received $390,000 of additional bridge loans from LFC in the form of 8% Notes Payable, due April 1, 1999.

         On March 19, 1999, the Company and holders of the 8% Notes, LFC and the CSI affiliate, agreed to convert $2,490,000 of principal plus accrued interest to Common Stock at the rate of $.875 per share. This rate was established at a 20% discount from the closing price of the Common Stock as of March 18, 1999. The Company issued 2,933,671 shares under these agreements. These shares are restricted securities and will become eligible for sale under SEC Rule 144 one year after the original issuance dates of the promissory notes.

         As noted above, the Company had a pending commitment to file a registration statement, which was due October 7, 1998, covering the shares of Common Stock issuable upon conversion of the 6% Convertible Debentures and related warrants. A registration was not effective with the SEC within the required 120 calendar days of the Initial Issuance Date (which was July 21, 1998), and the Company became obligated to pay a cash penalty of two percent (2%) of the face amount of the 6% Debentures and thereafter an amount equal to three percent (3%) of the face amount for every thirty calendar days (or any fraction thereof) until the registration is effective. At March 31, 1999, the Company had not filed or obtained effectiveness of a registration statement, thereby giving the holders the right to require the Company to redeem the 6% Debentures at 120% of face value plus accrued and unpaid interest and penalties to the date of redemption. The Company has recorded $280,000 in penalties as of March 31, 1999 for this obligation. On May 7, 1999, the Company and the 6% Debenture holders agreed to convert all the accrued interest and penalties into shares of the Series B Preferred Stock. In addition, they waived their default rights under the original schedule described above and adopted the default schedule for the Series B Preferred Stock (See "Subsequent Events").

         On March 12, 1999, the Company completed a note and common stock purchase agreement with RBB Bank Aktiengesellschaft, which is the agent for the holders of certain shares of the Company's Series A Preferred Stock, and $1,000,000 of 6% Debentures. As part of this agreement, 50,000 shares of common stock and a $250,000 promissory note bearing interest at 10% due June 12, 1999 were issued. In connection with the issuance of the Note, the Company also granted RBB Bank a right of first refusal to fund any such additional bridge financing needed by the Company. This right must be exercised within one day of RBB Bank being notified of the terms of any such additional bridge financing. The shares issued as part of this agreement are restricted securities and the Company will include the shares in the Registration Statement to be filed for the 6% Convertible Debentures and other share issuances. The loan was intended as a short-term bridge loan and was originally required to be repaid from the proceeds of any aggregate equity placements made by the Company which amount to at least $1,000,000. This provision was subsequently eliminated in an amendment to the agreement dated April 22,1999. Liviakis Financial Communications, Inc, agreed to guarantee the note (See "Subsequent Events").

         In March 1999, the Company entered into a consulting agreement with EBI Securities Corporation for purposes of assisting the Company as a corporate finance consultant in obtaining additional capital and liquidity for its stock. The intent of the agreement is to position the Company for future financing, including but not limited to a secondary public offering. The agreement has an initial term of six months with an available extension of 3 months. For its services, the Company has agreed to issue warrants to purchase 100,000 shares of its Common Stock exercisable at $1.00 per share expiring three years from March 15, 1999. The Company amortized a prepaid expense of $60,000 during the current quarter for these warrants. The Warrants contain standard anti-dilution provisions, provide EBI Securities with a cashless exercise provision, and "piggy-back" registration rights. The Company also agreed to pay a monthly consulting fee of $5,000. Additionally, the agreement provides for a fee to be paid for services rendered in conjunction with any merger or acquisition or significant investment by the Company with fees ranging from 1% to 5% based on the value of the transaction.

Note 5 -- LIVIAKIS FINANCIAL COMMUNICATIONS INC. ("LFC") - CONSULTING

         On June 30, 1998, the Company and LFC agreed to extend their consulting relationship through the entry of a new consulting agreement covering the period from August 1, 1998 through March 15, 1999 (the "New LFC Agreement"). The terms of the New LFC Agreement are substantially the same as the original LFC Agreement of June 1997. For services to be rendered under the New LFC Agreement, LFC received 290,000 shares of Common Stock, issued as a signing bonus upon execution of the New LFC Agreement. The consulting agreement was valued as $1,078,438 of prepaid consulting services based on the share price on the date of the agreement less a 15% discount, attributable to the fact that the shares were restricted and subject to a "lock-up" provision as described below. The consulting services have been expensed over the term of the agreement. The Common Stock issued to LFC under the New LFC Agreement carries certain registration rights. In conjunction with the entry of the New LFC Agreement, LFC agreed to a further lock-up of all shares owned by LFC and its affiliates, pursuant to which they agreed not to sell such shares before February 1, 1999. LFC and the principals of LFC subsequently agreed to extend their "lock-up" of Company shares through the end of calendar year 1999.


Note 6 - LITIGATION

       Settlement of Claims of Certain Noteholders

         In April 1998, the Company entered into an agreement with certain Noteholders under which the Company issued shares of Common Stock in settlement of the dispute. Terms of the settlement entitled the Noteholders to certain guarantee or put provisions related to the shares. The guarantee provision of the settlement agreement allows the former Noteholders to recover the difference between the guarantee price (which is $3.00 per share for the shares that are still entitled to the guarantee) and the gross amount the Noteholder receives upon a sale of the shares. The guarantee is operative at any time during the one year period commencing on the date the shares became saleable under SEC Rule 144. The Company is obligated to pay the amount due within thirty days of receiving a demand, accompanied by documentation confirming the sale. Under the "put" provision of the settlement agreement, the former Noteholders will have a five day period commencing on the date one year from the date the shares become saleable under SEC Rule 144 during which the former Noteholders may "put" any shares remaining unsold by them at the time back to the Company. Upon exercise of the put, the Company must either (1) purchase the shares for the put price of $3.00 per share, or (2) require the shareholder to sell the shares into the market, with the Company making up the difference between the put price and the gross amount received by the shareholder upon such sale, within 15 days after receipt of written notice and documentation confirming the sale. The shares originally issued upon conversion of the notes and the additional shares resulting from the settlement are reflected as Redeemable Common Stock on the balance sheet. The originally issued shares are reflected at their conversion value adjusted for the value attributable to the guarantee and "put" provisions. In the event redemption of such shares becomes probable and the actual redemption amount is in excess of the carrying amount, such excess amount will be recorded as litigation settlement expense. The additional shares are reflected at their redemption value. As of March 31, 1999, there were up to approximately 128,000 shares subject to the guarantee and "put" provision, with a carrying value of $232,000, and a maximum redemption value of approximately $384,000 prior to any reduction for amounts the holder may receive upon the sale of such shares. On April 29, 1999, certain Noteholders holding approximately 83,500 shares, agreed to waive their guarantee and "put" rights in return for the isssuance of 200,000 restricted shares of the Company's common stock (See "Subsequent Events").


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

Note 8 -- SUBSEQUENT EVENTS

         On April 29, 1999, the Company agreed with certain Noteholders to waive their "put" rights in return for issuance of 200,000 restricted shares of USWD's Common Stock on a pro-rata basis for their 83,500 shares of the original distribution covered in the Settlement Agreement. Issuance of the shares is subject to a final agreement and verification by the Company of eligibility of the 83,500 shares for the put/guarantee rights (See "Note 6-Litigation").

         On May 6, 1999, the Company completed the minimum amount of a $1.5 to $5.0 million private placement pursuant to Regulation D of the Securities Act of 1933. The financing was facilitated by an institutional investor, through which the Company raised gross proceeds of $1,500,000. The Company issued 6% Cumulative Convertible Redeemable Preferred Stock (Series B) for $1.00 per share. The instrument gives the holder the right to convert the Preferred Stock into shares of the Company's Common Stock in the future at 80% of then current market price. Concurrent with this transaction, the holders of the Company's 6% Convertible Debentures agreed to convert all accrued interest and penalties into shares of the Series B Preferred Stock. The Series B Preferred Stock and Common Stock to be issued upon conversion have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

          The Company immediately used $401,000 of the proceeds to pay principal and interest on a $400,000 bridge note entered into subsequent to the end of third quarter 1999. In addition, proceeds will be used to pay finders fees of $180,000 plus estimated offering expenses of $41,000 (including approximately $26,000 for the investor's legal fees). The Company is obligated to utilize an additional $413,000 of the proceeds to pay past and future legal and accounting fees, while the estimated balance of $465,000 is to be used as working capital.

         As described under Note 4 - Financings, the Company was obligated to file a registration statement by October 7, 1998 covering the shares of Common Stock issuable upon conversion of the 6% Debentures. Since the Company did not meet the registration requirements, certain penalties accrued through April 18, 1999. The Company issued 454,705 shares of Series B Preferred Stock at $1.00 per share to compensate the 6% Debenture holders for the penalties and interest owed on the 6% Debentures through June 1999. As part of this agreement, the Debenture holders agreed to adopt the default schedule set for the Series B Preferred Stock and to waive their rights under certain prior defaults.

                  The Company also entered into an agreement (the "Registration Rights Agreement") with the purchasers of the Series B Preferred to file a registration statement with the SEC covering the Common Stock underlying the Series B Preferred and the Warrants within 30 days of the Closing Date to be effective within 90 days of the Closing Date. If the Company fails to meet this requirement, monthly penalties accrue at the rate of 2 to 3 percent of the purchase price, and in certain circumstances can equal up to 6% per month. In addition, if the Series B Registration Statement has not been filed within 60 days of the Closing Date or has not been declared effective within 150 days of the Closing Date, the holders of the Series B Preferred may require the Company to redeem the Series B Preferred for $1.25 per share, plus all accumulated dividends. The filing of this registration statement will activate certain prior registration rights granted by the Company to holders of certain of its securities.

         The Company also issued a Common Stock Purchase Warrant exercisable to purchase 300,000 shares of common Stock at $1.50 per share for five years from April 30,1999 (the "Series B Warrants") to the cash purchaser of the Series B Preferred.

         As noted in Note 4, RBB Bank Aktiengesellschaft, which is the agent for the holders of certain shares of the Company's Series A Preferred Stock, $1,000,000 of 6% Debentures and a promissory note in the principal amount of $250,000, agreed to waive the right to immediate repayment of the $250,000 note (which was originally payable upon completion of the next funding received by the Company of at least $1,000,000). RBB Bank agreed to forebear initiating an action against the Company to collect the amount due until the earlier of receipt by the Company of funding in the aggregate of at least $2,500,000, or December 1, 1999.

         Mr. John Liviakis, a significant shareholder of the Company, also agreed to transfer a total of 443,077 shares of Company Common Stock owned by him to the finder who located the cash purchaser of the Series B Preferred Stock. The shares will be transferred as "restricted securities" as defined in Rule 144 under the Securities Act of 1933 and will not have any registration rights.

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

         History of Losses and  Potential  Fluctuations  in  Operating  Results:
      Throughout the Company's history including the first nine months of the fiscal year ending June 30, 1999, the Company has continued to experience significant operating losses. The Company has sold securities or borrowed funds to cover these losses. In addition, because the Company generally ships its products on the basis of credit card processing applications or purchase orders, increments to recurring revenue and other component sales in any quarter are highly dependent on orders shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts for future demand and not on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels that are inconsistent with actual revenues. The Company's results may also be affected by fluctuating demand for the Company's products and by increases in the costs of components acquired from the Company's vendors.

          Requirement for Additional Capital: At present, the development of the Company's infrastructure, product development initiatives, and transition to the new distribution program requires additional financing. Proceeds from recently completed financings have provided the Company with the ability to launch joint marketing and distribution programs with credit card acquirers, however, execution of the Company's business plan is dependent on a more significant debt or equity financing event. Recently, operating expenses have been satisfied by several bridge financings, a private equity offering, and making selective payments on certain accounts payable. The Company continues to work both directly and through its consultants to secure additional debt or equity financing which is required to fund operations while a significant recurring revenue stream is built. While management is confident it can accomplish this objective, there is no guarantee that this additional funding will occur in the required time frame. The failure of the Company to obtain additional financing could have a material adverse impact on the Company, including its ability to continue as a going concern.

         Distribution Program: The Company has recently executed a Letter of Intent with Cardservice International which outlines CSI's intent to produce its LinkPoint(TM) processing terminals using the Company's proprietary Wireless Express Payment ServiceSM (WEPSSM). Lipman USA Inc. has also announced the availability of its NURIT 2090 terminal using WEPSSM. The Company anticipates that CSI and Lipman will promote these products within their own markets using their respective distribution channels. The Company also has joint marketing and distribution agreements in place with GTE Wireless, Bell Atlantic Mobile, and Ameritech. These and anticipated additional distribution programs are expected to have a positive impact on the Company's future revenue stream. In addition, the Company anticipates it will execute a definitive agreement with CSI and sign distribution agreements with other significant partners. The failure to successfully complete the agreements and successfully execute the specified programs through any of these distributors could have a material adverse effect on the Company.

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

         Status of Federal Corporate Tax Filings: The Company has not completed federal income tax filings for fiscal years 1996, 1997, and 1998. While it is unlikely that the Company will owe any taxes due to the sustained losses during the periods, the Company may be subject to penalties for the delinquency. The Company intends to take the steps required to complete the tax filings as soon as practicable.

         Dilutive and Other Possible Adverse Effects of Outstanding Options, Warrants and Other Rights to Acquire Common Stock: The Company has a substantial number of outstanding rights to acquire Common Stock in the form of the Series A and Series B Preferred Stock, 6% Convertible Subordinated Debentures, various warrants, and contract rights. A substantial number of these rights are exercisable at prices which are less than the present market price for the Common Stock. Under the terms of such rights, the holders thereof are given an opportunity to profit from a rise in the market price of the Common Stock with a resulting dilution in the interests of other shareholders. The terms on which the Company may obtain additional financing may be adversely affected by the existence of such rights. For example, the holders of these rights could exercise them at a time when the Company was attempting to obtain additional capital through a new offering of securities on terms more favorable than those provided by the rights.

         Current Status of Registration Statements: The Company was obligated to file a registration statement with the Securities and Exchange Commission by October 7, 1998, covering the shares of Common Stock issuable upon conversion of the 6% Debentures which the Company sold in July 1998. In September 1998, the Company redeemed a total of 833,000 shares of its Series A Preferred Stock. In conjunction with that redemption, the Company also agreed to issue warrants exercisable to purchase a total of 212,257 shares of Common Stock to the holders of the remaining shares of Series A Preferred Stock. The redemption agreement includes provisions that obligated the Company to file a registration statement by October 31, 1998, covering the shares underlying these warrants plus any additional shares issuable upon conversion of the Series A Preferred Stock. A registration statement to cover these shares has not been filed as of the date of filing of this Report. The Company is preparing to file a registration statement covering the Common Stock issuable upon conversion of the 6% Debentures and Series B Preferred Stock described below and will include the shares of Common Stock underlying the warrants, Series A Preferred Stock and other securities having piggyback registration rights in this registration (See "Securities Issuances to Fund Operations" in Results of Operations, below).


      RESULTS OF OPERATIONS

      Company Background

         U.S. Wireless Data, Inc. (the "Company" or "USWD") was incorporated in the State of Colorado on July 30, 1991. The Company is in the business of providing products and services to enable the use of wireless technology for electronic payment and other transactions.

         Over the past three years, USWD has focused its product development effort on incorporating Cellular Digital Packet Data (CDPD) technology into its product line. Because of the high speed nature of CDPD technology, and the ability to bypass the public switched telephone network, the Company's new line of CDPD-based terminals has significant performance and communication cost advantages when compared with the traditional dial-up terminals currently being sold in the U.S. market today.

         In fiscal year 1998, to broaden distribution of the TRANZ Enabler CDPD based product, the Company entered into agreements with large telecommunications carriers for direct distribution of products and services to merchants. The Company signed joint marketing and operating agreements with Bell Atlantic Mobile, Ameritech Mobile Communications, Inc., and GTE Wireless. Commencing in the second quarter of fiscal 1998 and continuing into the first quarter of fiscal 1999, USWD made significant investments to support a nationwide deployment of TRANZ Enablers to merchants through GTE's and other telecommunications carriers' national sales forces. Under these deployment programs, the carrier's sales representative introduced USWD's credit card processing solution and TRANZ Enabler to the end user merchant. Upon execution of a credit card processing agreement, a TRANZ Enabler unit(s) was provided to the merchant by USWD. Under this program, the Company would retain a portion of the monthly credit card fees based on the dollar volume and number of transactions processed through the TRANZ Enabler.

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

      Revision to Business Plan
      -------------------------

         Because revenue did not develop as planned under the carrier distribution program, and expenditures relating thereto outstripped the Company's ability to support its business plan, management began to reexamine the Company' s business plan in the fourth quarter of fiscal 1998 and came to the conclusion that the Company could not continue to function at its current expenditure levels.

        During the first quarter of fiscal 1999, Roger Peirce, previous Vice President of Operations for Visa and most recently the President of First Data Merchant Services joined the USWD Board of Directors. While acclimating to USWD's business plan and strategy, Mr. Peirce was asked by the Board of Directors to take a more active role in the Company.On August 21, 1998 Mr. Peirce became the Chief Executive Officer of the Company. Mr. Peirce was also a nonvoting member of the Board of Directors of Cardservice International. Inc. ("CSI"), a related party. Mr. Peirce replaced Evon A. Kelly as the Company's CEO and Rod Stambaugh as Chairman. Mr. Kelly resigned as an officer and director of the Company, but remains as an employee of the Company under a one-year employment agreement.

         Beginning in late August 1998, several changes in the Company's distribution and operational strategy were implemented. The fundamental change in the strategy involves positioning the Company as an enabler of wireless products and services to the marketplace and not as a competitor to the current incumbents. This repositioning of the Company in the marketplace encompasses the discontinuation of soliciting and owning merchant contracts for providing bankcard-processing services. The Company's approach to the market in fiscal 1998 effectively positioned itself as a direct competitor to the major merchant acquirers. The Company's new strategy involves an end-to-end systems approach to enabling the marketplace. The Company is enabling the marketplace with a new service offering - Wireless Express Payment ServiceSM (WEPSSM). WEPSSM includes an expanding set of internet based software offerings and wireless terminal devices that incorporate the Company's proprietary CDPD modem, a web-based IP address provisioning and terminal activation process that includes real time remote diagnostic capabilities, the CDPD network service, and server technology that delivers wireless transactions to the current front end of card processors. The Company is targeting large merchant acquirers and card processors for this service. The initial response for WEPSSM from the targeted prospects has been positive.

         In furtherance of this new strategy, on October 1, 1998, the Company and CSI entered into a non-binding Letter of Intent to form a non-exclusive strategic partnership to jointly exploit payment system opportunities using wireless technologies. Upon entry of a final agreement, CSI will produce and promote its LinkPoint(TM) processing terminals using the Company's proprietary USWD 500 CDPD modem and USWD's Wireless Express Payment ServiceSM. CSI will promote these products within its own markets using its approximately 2,200-person sales force.

         Lipman USA, Inc., the third largest supplier of point of sale terminals is also in the process of integrating the USWD 500 CDPD modem into its Nurit 2090 POS/EDC terminal. The terminal is expected to be available for distribution to the market in the Company's fourth quarter of fiscal 1999 and will utilize WEPSSM to manage the transaction from point of sale to the payment processor.

      Management Changes
      ------------------

         In early May 1999, Dean M. Leavitt was appointed CEO and Chairman of the Company. He succeeds Roger Peirce, who resigned as CEO and Chairman for personal reasons in March 1999. Mr. Leavitt is the founder and former president of US Data Capture, Inc., a merchant service provider in the credit card processing industry. Also in May 1999, Messrs. Caesar Berger and Richard Barton resigned as directors of the Company.


      Securities Issuances to Fund Operations
      ---------------------------------------

         To fund its operating requirements, the Company has had to rely primarily on the issuance of debt or equity securities over the last two fiscal years.

          In August 1998, the Company obtained effectiveness of a registration statement on Form SB-2 (SEC File No. 333-52625) under which it registered a total of 7,240,356 shares of Common Stock for resale by certain security holders of the Company (the "August SB-2"). The August SB-2 was filed to honor the registration rights of the holders of the Company's Series A Preferred Stock and one previously issued 50,000 share Warrant. After the August SB-2 was declared effective by the SEC, the National Association of Securities Dealers, Inc. ("NASD") determined that it would undertake a detailed review of the registration statement. Pending the completion of the NASD review, the Company suspended the sale of shares under the registration statement through NASD member firms. Approximately 244,000 of the registered shares were sold under the registration statement before the Company suspended sales under it. During the NASD's review, the Company further determined that the Prospectus contained in the August SB-2 was no longer current and that a "post-effective amendment" would be required to be filed and declared effective by the SEC before additional sales could be made under the August SB-2. A post-effective amendment has not been filed to date. A total of 1,030,310 shares of Common Stock included in the August SB-2 were registered for sale on behalf of the holders of the Company's Series A Preferred Stock. As of March 31, 1999, there remained 789,000 shares of Series A Preferred Stock outstanding. All shares of the Common Stock issuable upon conversion of, or as dividends on, the Series A Preferred stock became eligible for sale under SEC Rule 144 as of December 10, 1998.

         In September 1998, the Company negotiated a partial redemption of the outstanding Series A Preferred Stock with several of the security holders. The Company borrowed $1,300,000 from Liviakis Financial Communications, Inc. ("LFC") and used $1 million of that money to redeem $833,000 face value of the Series A Preferred Stock, paying 120% of face value for the redemption. The note payable was due April 1, 1999 and bore interest at 8% per year. On March 19, 1999, LFC agreed to convert this note to equity (See "Other Recent Borrowings and Financing Activities"). The security holders participating in the Series A redemption also agreed to a gated conversion schedule over the following three months. The participating investors, representing approximately 1,342,000 shares of the remaining Series A Preferred agreed to hold their Series A Preferred shares until at least October 15, 1998. Following October 15, 1998, one-third of the Series A Preferred shares became convertible to common stock on each of October 15, November 15, and December 15 of 1998, respectively. As an incentive to these investors, the Company issued Common Stock purchase warrants exercisable to purchase that number of shares of Common Stock equal to five percent of the number of shares of Series A Preferred Stock held by the participating investor at the end of each period. The warrants are exercisable for three year terms, at a per share price equal to 110% of the average of the closing bid price over the five days prior to the effective date of each warrant. The Company also agreed to increase the dividend rate from 4% to 8% on the balance of the unconverted Series A Preferred Stock and to register with the SEC for public resale a sufficient number of shares of Common Stock to cover all conversions of the Series A Preferred stock plus the shares of Common Stock underlying the warrants. The registration statement was to be filed by October 31, 1998, and "penalties similar to the current deal" apply if the Company is tardy in getting the registration statement effective. As of the date of this report, the Company has not met this obligation, but intends to include the shares underlying the warrants in the upcoming registration statement for the Series B Preferred Stock. During the quarter ended March 31, 1999, the Company agreed to issue Common Stock purchase warrants to JW Genesis as consideration for services rendered in conjunction with the redemption of Series A Preferred Stock. The warrant is exercisable to purchase 15,000 shares of Common Stock at $2.70 per share through September 13, 2001.

      Private Offering of 6% Convertible Subordinated Debentures due July 21, 2000.
      --------------------------------------------------------------------------

         On July 27 1998, the Company completed a private offering of $2,000,000 principal amount of 6% Convertible Subordinated Debentures due July 21, 2000 (the "6% Debentures") and Common Stock Purchase Warrants Exercisable to Purchase 100,000 shares of Common Stock exercisable at $4.25 per share until July 21, 2001 (the "Warrants"). The net proceeds to the Company from the offering were approximately $1,810,000, after paying finder's fees of $190,000, but before paying additional expenses of the offering, which were approximately $20,000. The Company used $250,000 of the proceeds from the offering to pay off a $250,000 short term bridge loan from one of the participating investors, which was evidenced by a promissory note dated June 26, 1998, and used the balance of the proceeds as working capital and to repay existing obligations. Holders of 1,600,000 shares of the Company's Series A Cumulative Convertible Redeemable Preferred Stock purchased $1,000,000 of the 6% Debentures. JW Genesis Securities, Inc. of Boca Raton, Florida, acted as the primary finder in the transaction and the Company paid JW Genesis a finder's fee equal to seven percent (7%) of the amount raised from the sale of the 6% Debentures, which amounted to $140,000. In addition, JW Genesis received a three-year, 60,000 share Common Stock purchase warrant exercisable at $4.50 per share. The shares underlying the Warrant are entitled to piggyback registration rights, with the registration expenses to be paid by the Company. The Company also paid a $50,000 finder's fee to Liviakis Financial Communications, Inc. ("LFC"), which was 2.5% of the amount raised on the sale of the 6% Debentures, under the consulting relationship between the Company and LFC. Messrs. John M. Liviakis and Robert B. Prag, who are affiliates of LFC, are significant shareholders of the Company.

         The 6% Debentures are convertible into shares of Common Stock at the option of the holders at the lesser of: 80% of the average closing bid price of the Common Stock over the five trading days prior to conversion; or $4.25 per share (the "Fixed Conversion Price"). Fifty percent of the 6% Debentures held by any holder become convertible on the earlier of effective registration of the underlying shares with the SEC or 120 days after the Initial Issuance Date. The remaining 50% of the 6% Debentures become convertible 150 days after the Initial Issuance Date. Subject to certain adjustments described below, the 6% Debentures could not be converted below a "floor" price, which is $2.125 per share. The floor was eliminated 180 days after the Initial Issuance Date.

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

         The Company committed to file a registration statement covering the shares of Common Stock underlying the 6% Debentures by October 7, 1998. No registration statement has yet been filed. Since the registration was not effective with the SEC within 120 calendar days of the Initial Issuance Date, the Company became obligated to pay a cash penalty of two percent (2%) of the face amount of the 6% Debentures and thereafter an amount equal to three percent (3%) of the face amount for every thirty calendar days (or any fraction thereof) until the registration is effective.
      Because the Company failed to obtain effectiveness of a registration statement by January 18, 1999, the holders had the right to require the Company to redeem the 6% Debentures at 120% of face value plus accrued and unpaid interest and penalties to the date of redemption. The Company has recorded as interest expense $280,000 in penalties as of March 31, 1999 for this obligation. The Company issued 454,705 shares of Series B Preferred Stock to compensate the 6% Debenture holders for the penalties as well as the interest owed through June 1999 at the rate of $1.00 per share. In addition, the holders waived their default rights under the original schedule described above and adopted the default schedule for the Series B Preferred Stock. The Company is preparing to file a registration statement covering the Common Stock issuable upon conversion of the 6% Debentures and Series B Preferred Stock described below.

      Private Offering of 6% Cumulative Convertible Redeemable Preferred Stock (Series B)
      --------------------------------------------------------------------------
         On May 6, 1999, the Company completed the minimum amount phase of a $1.5 to $5.0 million private placement pursuant to Regulation D of the Securities Act of 1933. The financing was facilitated by an institutional investor, through which the Company raised gross proceeds of $1,500,000. The Company issued 6% Cumulative Convertible Redeemable Preferred Stock (Series B) for $1.00 per share. The instrument gives the holder the right to convert the Preferred Stock into shares of the Company's Common Stock in the future at 80% of then current market price. Concurrent with this transaction, the holders of the Company's 6% Convertible Debentures agreed to convert all accrued interest and penalties into shares of the Series B Preferred Stock. The Series B Preferred Stock and Common Stock to be issued upon conversion have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

          The Company immediately used $400,000 of the proceeds to pay principal and interest on a $400,000 bridge note entered into subsequent to the end of third quarter 1999. In addition, proceeds will be used to pay finders fees of $180,000 plus estimated offering expenses of $41,000 (including approximately $26,000 for the investor's legal fees). The Company is obligated to utilize an additional $413,000 of the proceeds to pay past and future legal and accounting fees, while the estimated balance of $465,000 is to be used as working capital.

          The Company also entered into an agreement (the "Registration Rights Agreement") with the purchasers of the Series B Preferred to file a registration statement with the SEC covering the Common Stock underlying the Series B Preferred and the Warrants within 30 days of the Closing Date to be effective within 90 days of the Closing Date. If the Company fails to meet this requirement, monthly penalties accrue at the rate of 2 to 3 percent of the purchase price. In addition, if the Series B Registration Statement has not been filed within 60 days of the Closing Date or has not been declared effective within 150 days of the Closing Date, the holders of the Series B Preferred may require the Company to redeem the Series B Preferred for $1.25 per share, plus all accrued dividends. This will activate certain prior registration rights granted by the Company to holders of certain of its securities. The Company estimates that in addition to the shares it will be required to register to cover conversions of the Series B Preferred, it will include up to approximately 7,000,000 additional shares of Common Stock on the Series B Registration Statement to honor such registration rights (including 150% of the shares needed to cover conversions of the 6% Debentures).

          The Company also issued a Common Stock Purchase Warrant exercisable to purchase 300,000 shares of common Stock at $1.50 per share for five years from April 30,1999 (the "Series B Warrants") to the cash purchaser of the Series B Preferred. Holders of the 6% Debentures did not receive Series B Warrants.

          Mr. John Liviakis, a significant shareholder of the Company, also agreed to transfer a total of 443,077 shares of Company Common Stock owned by him to the finder who located the cash purchaser of the Series B Preferred Stock. The shares will be transferred as "restricted securities" as defined in Rule 144 under the Securities Act of 1933 and will not have any registration rights.

     Other Recent Borrowings and Financing Activities
     ------------------------------------------------

         On October 28, 1998, the Company borrowed $500,000 from the CEO and 50% owner of Cardservice International, Inc. The note bore interest at 8% per annum and was payable in full on the earlier of the receipt by the Company of proceeds from the sale of the Company's Common Stock to this individual or March 1, 1999. In consideration for the loan, the Company also agreed to issue a Common Stock Purchase Warrant exercisable to purchase 25,000 shares of Common Stock at $3.038 per share through October 27, 2001.

         During the second fiscal quarter of 1999, the Company received two additional bridge loans from Liviakis Financial Communications, Inc. (LFC) totaling $300,000 in the form of 8% Notes Payable due April 1, 1999. In January and February, the Company received an additional $390,000 of bridge loans in the form of 8% Notes Payable, due April 1, 1999.

         On March 19, 1999, the Company and holders of the 8% Notes agreed to convert all $2,490,000 of principal plus accrued interest to Common Stock at the rate of $.875 per share. This rate was established at a 20% discount from the closing price of the Common Stock as of March 18, 1999. Shares totaling 2,933,671 were issued as part of this agreement. These shares are restricted securities and will become eligible for sale under SEC Rule 144 one year after the original issuance dates of the promissory notes.

         On March 12, 1999, the Company entered into a note and common stock purchase agreement with RBB Bank Aktiengesellschaft, which is the agent for the holders of certain shares of the Company's Series A Preferred Stock, and $1,000,000 of 6% Debentures. As part of this agreement, 50,000 shares of common stock and a $250,000 promissory note bearing interest at 10% due June 12, 1999 were issued. In connection with the issuance of the Note, the Company also granted RBB Bank a right of first refusal to fund any such additional bridge financing needed by the Company. This right must be exercised within one day of RBB Bank being notified of the terms of any such additional bridge financing. The shares issued as part of this agreement are restricted securities and the Company will include the shares in the Registration Statement to be filed for the 6% Convertible Debentures and other share issuances. The loan was intended as a short-term bridge loan and was originally required to be repaid from the proceeds of any aggregate equity placements done by the Company which amount to at least $1,000,000 in equity financing. In April 1999, RBB Bank agreed to waive the right to immediate repayment of the $250,000. RBB Bank agreed to forebear initiating an action against the Company to collect the amount due until the earlier of receipt by the Company of funding in the aggregate of at least $2,500,000, or December 1, 1999. Liviakis Financial Communications, Inc, agreed to guarantee the note.


         In March 1999, the Company entered into a consulting agreement with EBI Securities Corporation for purposes of assisting the Company as a corporate finance consultant in obtaining additional capital and liquidity for its stock. The intent of the agreement is to position the Company for future financing, including but not limited to a secondary public offering. The agreement has an initial term of six months with an available extension of 3 months. For its services, the Company issued warrants to purchase 100,000 shares of its Common Stock exercisable at $1.00 per share expiring three years from March 15, 1999. The Company recorded a prepaid expense of $60,000 during the current quarter for these warrants. The Warrants contain standard anti-dilution provisions and provide EBI Securities with a cashless exercise provision and "piggy-back" registration rights. The Company also agreed to pay a monthly consulting fee of $5,000. Additionally, the agreement provides for a fee to be paid for services rendered in conjunction with any merger or acquisition or significant investment by the Company with fees ranging from 1% to 5% based on the value of the transaction.



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


      Fiscal 1999 Compared to Fiscal 1998

      Net Revenue
      -----------

         Revenue of $261,000 for the third quarter of fiscal 1999 increased slightly from revenue of $251,000 generated during the third quarter of fiscal 1998 as the Company continued the shift to its new business model. For the nine-month period, total revenue increased 79% to $1,142,000 from the prior year's $637,000. In the third quarter, product sales of POS-500, WEPSSM Enabler, POS-50 and other equipment sales decreased approximately $28,000 while service revenue, which includes application fees, transaction processing, and repair revenue increased by approximately $38,000. Product sales slowed from the previous quarter as resellers worked down their inventory levels. Services revenue of $137,000 decreased somewhat from the immediate preceding quarter as the Company discontinued sales under its former credit card processing offering and is just starting the placement of units under the new WEPSSM program. In the latter part of the first quarter of fiscal 1999, the Company embarked on a significant shift in its product and distribution strategy. This involves the integration of the Company's WEPSSM modem and server technology into the product offerings of other terminal manufacturers and development of distribution agreements with the major merchant card acquirers and card processors. The transition to the new business model has been delayed somewhat due to the Company's constrained financial resources. The Company anticipates that the transition will take several months as new products, services and distribution capabilities are introduced to the market.

      Gross Profit
      ------------

         Gross profit of $21,000 in the third quarter of fiscal 1999 decreased from the prior year level of $136,000. Gross margin decreased as a percent of revenue to 8% in the current quarter from 54% in the prior quarter. This was attributable to a decrease in product margins as product prices were adjusted to wholesale versus retail structure, and negative margins in the services segment. The services cost structure in the third quarter reflects the components of the previous business model which includes ongoing TRANZ Enabler amortization for processing units deployed. Efforts are also underway to eliminate underutilized CDPD addresses from the CDPD carrying cost. Billing for the new WEPSTM service has started and is expected to improve the margin relationships as it becomes a more predominate component of the services offering in the future. For the nine-month period, gross profit decreased by $74,000 on a significant increase in revenue during the nine-month period. The decrease in gross profit for the nine-month period was attributable to the third quarter variance described above.

      Operating Expenses
      ------------------

         Selling, general and administrative expense decreased from $2,518,000 in the third quarter of fiscal 1998 to $788,000 in the third quarter of fiscal 1999. The large decrease in expense was primarily attributable to a quarterly adjustment for a variable stock option resulting in a $658,000 non-cash credit to reflect the change in the carrying value of the option due to the change in the Company's stock price during the quarter versus a charge in the prior year third quarter of $519,000. Non-cash consulting expense $594,000 in the third quarter of fiscal 1999 included a decrease from the prior quarter of $214,000 related to investor relations and business consulting. In response to the new business model, the Company's personnel was reduced from 53 as of the end of September 1998 to 27 at the end of March 1999, thereby reducing salary related expense by approximately $120,000 per month. Several key consultants were added to the management staff and compensated with stock options instead of cash. The option valuation resulted in a $138,000 non-cash consulting charge to general and administrative expense in the quarter. Expense for the nine-month period decreased by $2,803,000 to $3,856,000, predominately due to the accounting for the variable stock option and decreased compensation expense noted above.

         Research and development expenses increased by $27,000 from the prior fiscal year's quarter to $105,000 in the third fiscal quarter of 1999. This increase was primarily related to an increasing in staffing. For the nine-month period, research and development expense increased by $112,000 to $363,000 in the current fiscal year, with a decrease in materials expense partially offsetting the increased staff expense.

         The prior year third quarter results include a $1,353,000 charge to Litigation Settlement for the valuation of common shares issued to a group of Certain Noteholders, in settlement of a dispute regarding rights related to the conversion of the notes into shares of Common Stock.

      Interest Expense and Other Income
      ---------------------------------

         Interest expense of $448,000 in the current quarter includes accrued interest on the 6% Convertible Debentures and various notes payable, and $280,000 of late registration penalties related to the 6% Convertible Debentures. Accrued interest and penalties on the Debentures were converted into shares of Series B Preferred Stock in the fourth quarter of the fiscal year. The prior year interest expense includes a $397,000 and $622,000 non-cash charge to interest expense in the three and nine month periods of fiscal 1998, respectively, related to an "in-the -money" convertible option associated with the December 1997 private placement. For the nine-month period, interest expense decreased slightly from $707,000 to $681,000 in the current fiscal year.

         For the nine-month period of fiscal 1999, other expense of $162,000 includes $351,000 resulting from the valuation of warrants issued to several holders of the Series A Preferred Stock in return for an agreement to restrict conversion of shares into Common Stock during the quarter. This was partially offset by a $189,000 credit resulting from the restructuring of a note payable to a former terminal equipment supplier.

      FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
      ----------------------------------------------------

         The Company continues to have significant problems due to its financial condition and lack of liquidity. While management is optimistic with its medium and long term opportunities, the Company is constrained by its immediate financial condition and requirement for increased liquidity. The Company has accumulated a deficit of approximately $33 million since inception to March 31, 1999, with a working capital deficit of approximately $1,720,000 at March 31, 1999, versus a deficit of $2,967,000 at year-end June 30, 1998. The Company was successful in restructuring several note payable obligations to equity and has converted accrued interest and late registration penalties on the 6% Convertible Debentures to shares of Series B Preferred Stock. The Company is continuing to work with key vendors on payables. The Company has completed the minimum amount of an equity private placement and intends to raise additional funds via the issuance of additional shares of Series B Preferred Stock. The Company believes that it will be able to restructure commitments as necessary while it completes an anticipated financing event designed to satisfy its obligations and fund the business plan, although no assurance can be given that this will be the case.

         The increase in other assets from June 30, 1998 to March 31, 1999 is attributable to unamortized debt issuance expense related to the 6% Convertible Debenture issued in July 1998. The increase in long term borrowings is also related to the 6% Convertible Debenture.

         With the implementation of the new distribution strategy initiated in the latter part of the first quarter of fiscal 1999 (see "Revisions to Business Plan"), the Company has taken steps to reduce spending. With the new focus on distribution through large merchant acquirers, the Company has reduced personnel from 60 at June 30, 1998, to 27 as of March 31, 1998, with most of the reduction occurring in the direct sales force. Based on current staffing levels, the Company's cash expenditures are running at a monthly rate of approximately $225,000 versus $450,000 per month during the fourth quarter of fiscal 1998. However, execution of the Company's current business plan is dependent on a significant debt or equity financing event in the immediate future. The Company continues to work both directly and through its consultants to secure additional debt or equity financing which is required to fund operations while a significant recurring revenue stream is built. While management is confident it can accomplish this objective, the inability of the Company to secure additional financing in the near term could adversely impact the Company's financial position, including its ability to continue as a going concern.


PART II

ITEM 1 - Legal Proceedings

      Settlement of Claims of Certain Noteholders

         In April 1998, the Company entered into an agreement with certain Noteholders under which the Company issued shares of Common Stock in settlement of the dispute. Terms of the settlement entitled the Noteholders to certain guarantee or put provisions related to the shares. The guarantee provision of the settlement agreement allows the former Noteholders to recover the difference between the guarantee price (which is $3.00 per share as to the shares that are still entitled to the guarantee) and the gross amount the Noteholder receives upon a sale of the shares. The guarantee is operative at any time during the one year period commencing on the date the shares became saleable under SEC Rule 144. The Company is obligated to pay the amount due within thirty days of receiving a demand, accompanied by documentation confirming the sale. Under the "put" provision of the settlement agreement, the former Noteholders will have a five day period commencing on the date one year from the date the shares become saleable under SEC Rule 144 during which the former Noteholders may "put" any shares remaining unsold by them at the time back to the Company. Upon exercise of the put, the Company must either (1) purchase the shares for the put price of $3.00 per share, or (2) require the shareholder to sell the shares into the market, with the Company making up the difference between the put price and the gross amount received by the shareholder upon such sale, within 15 days after receipt of written notice and documentation confirming the sale. The shares originally issued upon conversion of the notes and the additional shares resulting from the settlement are reflected as Redeemable Common Stock on the balance sheet. The originally issued shares are reflected at their conversion value adjusted for the value attributable to the guarantee and "put" provisions. In the event redemption of such shares becomes probable and the actual redemption amount is in excess of the carrying amount, such excess amount will be recorded as litigation settlement expense. The additional shares are reflected at their redemption value. As of March 31, 1999, there are up to approximately 128,000 shares subject to the guarantee and "put" provision, with a carrying value of $232,000, outstanding, which have a maximum redemption value of approximately $384,000 prior to any reduction for amounts the holder may receive upon the sale of such shares. On April 29, 1999, certain Noteholders having approximately 83,500 shares, agreed to waive their guarantee and "put" rights in return for the isssuance of 200,000 restricted shares of the Company's Common Stock.

ITEM 2 - CHANGES IN SECURITIES

      Recent Issuances of Unregistered Securities:

       During the fiscal quarter ended March 31, 1999, the Company sold or issued the following securities without registering the securities under the Securities Act of 1933, as amended (the "Act").

       March 1, 1999: 15,000 Common Stock purchase warrants issued to a consultant exercisable at $2.70 per share through September 13, 2001.

       March 12, 1999: 50,000 shares of Common Stock issued to RBB Bank Aktiengesellschaft as partial consideration for a bridge loan.

       March 15, 1999: 100,000 Common Stock purchase warrants issued to a finance consultant exercisable at $1.00 per share through September 13, 2002.

       March 19, 1999: 2,933,671 Common Shares issued upon conversion of 8% Promissory Notes.


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


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

       6% Convertible Subordinated Debentures Due July 21, 2000

         Pursuant to the Debenture Agreement relating to the Company's 6% Convertible Subordinated Debentures due July 21, 2000, the Company committed to file a registration statement with the Securities and
      Exchange Commission by October 7, 1998, covering the shares of Common Stock issuable upon conversion of the 6% Debentures which the Company sold in July 1998. That registration statement has not been filed as of the date of filing of this Report. The security required effective registration of the underlying shares within 120 days of July 21, 1998, with the following cash penalties for failure to obtain effectiveness by that time: 2% of the face amount of the Debentures at 120 days; and 3% of the face amount of the Debentures for each additional 30 day period (or any part of any 30-day period) during which the registration statement remains ineffective. The holders also have the right to require the Company to redeem the Debentures for 120% of face value plus accrued interest if the shares were not registered by January 18, 1999. The Company had not made the penalty or interest payments totaling $363,000 as of March 31, 1999. The holders also have the right to accelerate the payment of all amounts due and owing under the Debentures if an "Event of Default" (as defined in the Debenture Agreement) is not cured within 45 days of its occurrence. Failure to pay the penalties and/or interest within the periods required by the Debenture Agreement may constitute "Events of Default." On May 7, 1999, the Company and the 6% Debenture holders agreed to convert all the accrued interest and penalties into shares of the Series B Preferred Stock. In addition, they waived their default rights under the original schedule described above and adopted the default schedule for the Series B Preferred Stock.

      Series A Preferred Stock

         In September 1998, the Company redeemed a total of 833,000 shares of its Series A Preferred Stock. In conjunction with that redemption, the Company also agreed to issue warrants exercisable to purchase a total of 212,257 shares of Common Stock to the holders of the remaining shares of Series A Preferred Stock. The redemption agreement includes provisions that obligated the Company to file a registration statement by October 31, 1998, covering any additional shares issuable upon conversion of the Series A Preferred Stock (beyond those included in the original SB-2 Registration Statement that was declared effective as of August 7, 1998, which, because of a declining stock price, included an insufficient number of shares to cover conversion of all of the outstanding shares of Series A Preferred Stock), plus the shares issuable upon exercise of the warrants. The Company has not filed this registration statement as of the date of filing of this Report, and penalties similar to those contained in the original Designation of Series A Preferred Stock apply if the Company is "late" in getting the shares registered







ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits required by Item 601 of Regulation S-B

          4.1 Note and Common Stock Purchase Agreement with RBB Bank, dated March 12, 1999

          10.1      Promissory   Note   Conversion  and  Common  Stock  Purchase
                    Agreement with Burtzloff Family Trust, dated March 19, 1999

          10.2 Common Stock Purchase Agreement Pursuant to Note Payable Conversion to Equity with Liviakis Financial Communications, Inc., dated March 19, 1999

          27        Financial Data Schedule

       b) Reports on Form 8-K - none filed during this period.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            U.S. WIRELESS DATA, INC.
                                            Registrant


Date:    May 17, 1999                       By: \s\Dean M. Leavitt
                                                ------------------------------



         May 17, 1999                       By: \s\ Robert E. Robichaud
                                                ------------------------------
                                               Chief Financial Officer