Form 10KSB
period 1999-06-30
U S WIRELESS DATA INC
filed 1999-10-14
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   [Mark One]

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition  period from                    to                  .
                                     ------------------    -----------------

                          Commission file no.: 0-22848

                            U.S. WIRELESS DATA, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

               Colorado                                  84 -1178691
      -----------------------------                    -------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)

           2200 Powell Street, Suite 800, Emeryville, California 94608
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (510) 596-2025

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered under Section 12(g) of the Exchange Act

                        No Par Value Class A Common Stock
                        ---------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended June 30, 1999 were $1,424,000.

The aggregate market value of the issuer's voting stock held as of September 27, 1999 by non-affiliates of the Registrant was approximately $15,757, 000 based on an average price of $1.25 as of September 27, 1999.

As of September 27, 1999, the issuer had 19,829,526 shares of its no par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):

                                                   Yes  [ ]   No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Development of Business

     U.S. Wireless Data, Inc. ("USWD") was founded in July 1991 for the purpose of designing, manufacturing and marketing wireless and portable credit card and check authorization terminals for use in the transaction processing business. The Company completed an initial public offering in December 1993.

     USWD's terminals were initially designed to enable transactions to occur over analog wireless channels, rather than over conventional phone lines. USWD began by selling analog terminals, and subsequently developed and sold a line of terminals that allow data transport over the newly developed digital networks. USWD then ventured briefly into the realm of transaction processing, and has now repositioned itself as a terminal-neutral, transport-neutral and processor-neutral enabler of wireless transaction processing services through the creation of what USWD calls Wireless Express Payment ServiceSM or WEPSSM ("WEPS").

     WEPS proprietary technology allows for:

     o Transactions to be carried over different wireless networks utilizing different communications technologies (i.e., CDPD and ARDIS) from various wireless terminals (i.e., terminals manufactured by companies such as Lipman, Tillsmith, and Intellect) to various "front-end" processors (i.e., First Data Resources, Paymentech, Maverick International, etc.);
     o Internet-based on-line activation, deactivation and terminal diagnostic tools; and,
     o    Internet-based on-line access to real-time transaction reports.

     USWD serves the transaction processing community by applying wireless technology and value-added services to the transportation of electronic transactions. USWD's WEPS technology provides fast and flexible transaction processing capabilities and advanced on-line customer service capabilities. USWD provides merchant acquirers, Independent Sales Organizations ("ISOs") and third party processors with a wireless transaction management service that can be utilized in new merchant segments, permits real-time information via the Internet and simplifies the customer service and development efforts. Via WEPS, merchants can process payments as fast as cash, without the cost and inconvenience of being tethered to a telephone line.

     In creating WEPS, USWD has capitalized on what it perceives to be a significant opportunity based on the growth and convergence of three industries: transaction processing, wireless technology and the Internet. USWD generates revenue from four primary sources:

     o    One-time set-up charges per terminal device;
     o    Monthly service fees for each terminal device;
     o    Transaction fees for each processed transaction; and,
     o Sale of WEPS-compatible modems to device manufacturers and system integrators.

     WEPS was  implemented  to facilitate  the  introduction  and  deployment of smaller, faster and more flexible wireless terminals without the need for extensive software development by the terminal manufacturers. It also enables the transaction processors to accept card transactions from these new wireless terminals without extensive front-end system and communication protocol development on the part of the front-end processor.

     End-users that utilize WEPS have the ability to process transactions in three to five seconds versus the 12 to 15 seconds typical of traditional dial-up methods. The service is cost effective since the merchant replaces their current monthly telephone bill of up to $45.00 for a dedicated telephone line for their payment terminal with a monthly fee of $10 or $20 for WEPS services. The wireless capability also allows for the flexibility and mobility of device utilization.

     WEPS positions USWD as a vendor-neutral wholesaler of wireless payment processing solutions. USWD is targeting its products and services to merchant acquirers, ISOs (i.e., independent sales organizations that solicit merchants for transaction processing) and credit card processors looking to enhance and expand their merchant service offerings. These "customers" will, in turn, market the WEPS suite of products and services to new or under-served merchants. WEPS' neutrality permits all terminal manufacturers to use its service without regard to software compatibility issues between the terminal and the wireless networks. Further, there is minimal cost for a front-end processor to implement and manage wireless technology via WEPS.

     With wireless data transmission capabilities leveraging on the success of cellular voice systems, electronic payments should become a reality for many market segments that heretofore have been under-served by land-based, dial-up communication facilities. The Company intends to focus its marketing efforts to educate its customers about the significant speed, mobility and economic advantages of wireless technology. USWD's business should initially be derived from its targeted sales effort, business-to-business advertising campaign, partnerships in business, industry and trade events, and subsequently from referrals from its network of customers.

     The Company has recently completed the installation of its communications connectivity to the CDPD and Ardis networks as well as several front-end processors to whom WEPS will be sending transactional data and has successfully integrated WEPS to the respective credit card processors designated under the recent WEPS agreements with merchant acquirers. It is anticipated that commercial transactions will start running through the WEPS host early in the second quarter of fiscal 2000 (October / Novermber 1999).

     In the future, USWD intends to expand its WEPS suite of products and services by: expanding into selected international markets; recognizing and storing signatures in the WEPS network; becoming a vehicle for the transport of frequency and loyalty program information; processing ATM transactions; accommodating nonconventional payment and debit transactions; and transporting non-payment oriented transactions such as health care claims, vending machine inventory reports, EBT transactions, telemetric data, etc.

The Transaction Processing Industry

Electronic payment transaction processing involves:

     o "Capturing" relevant data (i.e., the transaction amount, date and time, information contained on the magnetic stripe on the reverse of the card, the merchant's identity and account number, the identity of the card issuer and related issuing bank) at a merchant's location (the "point of sale" or "POS") through the swipe of the card or key entering of card data on a point-of-sale terminal;

     o Transporting the aforementioned data to a "front-end" transaction processor for authorization of the transaction;

     o Returning an authorization code to the merchant, which then completes the transaction; and,

     o The accounting of transactions processed by a merchant during a given period and authorization of the actual transfer of funds to the merchant's bank account from the account of the cardholder. This process is referred to as "back-end processing."

     The electronic payments industry has steadily grown over the last ten years. According to The Nilson Report's April 1999 issue, Americans reached for their plastic credit and debit cards over 13.8 billion times to purchase over $1.1 trillion in goods and services in 1998. Spending on Visa cards alone climbed 16% last year to $610.3 billion, the seventh consecutive year of double-digit growth. Spending on all MasterCard credit and debit cards was $310.7 billion in 1998, a 17% increase. American Express reported total spending volume of $165.6 billion last year, 10% higher than in 1997. Global Visa and MasterCard volume is forecast to expand to $5.7 trillion by 2005. According to Information Week, online sales reached $3.3 billion in 1998 and credit cards were used for 90% of those purchases. Visa and MasterCard attributed their gains to targeted marketing efforts, the rising popularity of debit and charge cards for small businesses, and card-based transactions over the Internet.

     Until the mid-1980s, banks controlled both the merchant acquiring and credit card issuing ends of the credit card process. Independent Sales Organizations became the sales and deployment arm of the acquiring banks, as merchant needs and applications became more advanced and sophisticated. Now acquiring banks rely on ISOs for the majority of their new merchant accounts.

     Merchant acquirers, transaction-processors and card issuers require merchants to utilize electronic draft capture ("EDC") terminals to conduct safer on-line credit and debit card transactions. As a result, the majority of the transaction dollars from merchant locations accepting bankcards are processed by EDC terminals. An EDC terminal magnetically reads the encoded account information from the magnetic strip on the back of a credit or debit card or takes the key entered data and sends it, along with the transaction amount and terminal specification data to a front-end processor for electronic on-line authorization. The front-end processor authorizes the card with the bank card issuer, electronically captures the transaction, generates an approval code and returns the data to the terminal, which prints a customer receipt. Each dial-up transaction process takes approximately 10 to 18 seconds to complete. At the end of the business day, the EDC terminal dials the front-end processor via a telephone line to initiate the settlement, collection and electronic deposit of funds to the merchant's local bank account typically via the U.S. Federal Reserve's ACH network.

     Various card types including bankcards and certain travel and entertainment cards are now being accepted at locations such as the U.S. Postal Service, municipalities, hospitals and other places of business that have historically not been considered card acceptors. According to Visa, the quick service restaurant industry represents $108 billion in revenue. Yet in 1998, credit card usage accounted for only $564 million or 0.5% of all quick service restaurant purchases. Visa projects that the overall potential of this market is $9.7 billion.

     The recent need for mobile transaction processing has paralleled America's demand for convenience and desire to save time. The retail point of sale is now expected to be located wherever the customer resides. As a result, the merchant must be prepared to complete the sale at the cardholder's location. Thus, a wide range of business services such as towing services, locksmiths, concessionaires, special event vendors, in-home appliance repair services, mobile auto repair, door-to-door sales, and delivery services may now complete the sales transactions at the cardholder's location utilizing WEPS. Recent studies have indicated that consumers spend up to 50% more per transaction when using credit cards than when using cash or checks. Further, the increase in the types of credit and debit cards, rapid technological advances in transaction processing and financial incentives or loyalty reward programs offered by credit card issuers have contributed greatly to wider merchant acceptance and increased consumer use of cards.

     As with many rapid growth industries, the transaction processing industry has undergone rapid consolidation. The cost to maintain EDC systems, merchant requirements for improved customer service, and the demands for additional customer applications have made it difficult for some banks and ISOs to remain competitive. Many of these providers are unwilling or unable to invest the capital required to meet these evolving demands, and are increasingly exiting the transaction processing business or otherwise seeking alliance partners to provide transaction processing for their customers. In addition, many transaction-processors utilize and maintain legacy front-end systems that are difficult to adapt to new communications technologies. Accordingly, transaction-processors that utilize these systems find it difficult to meet the increasing merchant demands for more sophisticated products and services. WEPS can be utilized by merchant acquires and card processors to alleviate these issues by allowing them to offer wireless products while eliminating the need for them to expend any developmental resources at their front-end.

     Despite this ongoing consolidation, the industry remains fragmented with respect to the number of entities providing merchant services. Industry sources indicate that although the ten largest bankcard processors accounted for approximately 67.7% of the total charge volume processed in 1998, there were over 400 additional registered service providers marketing and selling transaction processing services to merchants. Management believes that these factors will result in continuing industry consolidation over the next several years as indicated by Nova Information System's recent acquisition of PMT, First Bank of Commerce, and CoreStates. WEPS can help simplify the management of a diverse suite of terminals placed in the market through multiple distributors.

     Management further believes it is reasonable to expect that electronic payments within the United States will likely continue its current trajectory of 12% to 17% annual increases, while growth outside the U.S. will be even greater. Current dial-up technology is not sufficient to support this growth. Rewiring in order to take advantage of improvements in technology is quite costly and time intensive. This suggests that a growing percentage of the legacy terminals attached to telephone lines will need to be replaced to meet the various technical and functional demands of the changing marketplace. As a result, wireless technology is being viewed as commercially viable by the card-accepting merchants including those currently transmitting via conventional telephone lines.

The Wireless Industry

     It is estimated that the present cellular service footprint covers 95% of the U.S. population. According to the Cellular Telecommunications Trade Association, as of June 1998, there were over 60 million wireless subscribers in the United States. Experts estimate that by the end of 1999 there will be 200 million wireless telephone users around the world. To support this explosive growth, the cellular carriers are spending a substantial part of their revenues to expand capacity by upgrading their infrastructure with new digital technology. The cellular carriers are focusing on incremental revenue streams, including spending substantial amounts of revenue deploying wireless data infrastructure on their existing networks.

     Accessing the Internet through the use of cellular communications is also on the rise. In May 1999, the ARC Group, a technology consulting firm based in the United Kingdom, reported that by 2004 more end-users would access the Internet via handheld mobile terminals than via landline connections. The research forecasts that there will be more than one billion Internet subscribers in five years, with 750 million using mobile terminals and only 670 million using landlines. Further, companies such as 3Com and Microsoft subscribe to the wireless view of the world and have begun aggressive campaigns to turn the computing public into wireless users. For example, the new Palm Pilot VII has a wireless data modem to provide Internet access and e-mail services.

     Several networks on which USWD currently operates, as well as those it perceives as potential wireless carriers of POS data traffic are described below. USWD continuously monitors and evaluates this technology to determine feasibility and applicability for POS data transmission via WEPS.

     o Cellular Digital Packet Data ("CDPD"). CDPD is the wireless protocol for transmitting data over a cellular network. Presently over 260 metropolitan statistical areas have CDPD service provided by AT&T Wireless Services, Bell Atlantic Mobile, GTE Wireless, Ameritech
          Cellular and 360 Communications. CDPD technology, which was commercially deployed starting in 1996, was designed for high speed encrypted data transmission over dedicated channels that does not interfere with or degrade cellular voice traffic. Deployment of CDPD networks is expected to continue to expand throughout the U.S., Canada, Latin America and China. Because of the encrypted packet data and Internet protocol ("IP") nature of CDPD technology, CDPD-enabled POS terminals can outperform traditional dial-up terminal technology operating over public switched telephone networks. A CDPD network provides high-speed (19.2 bps) wireless access between a CDPD-enabled POS terminal and a transaction-processor, effectively bypassing local phone line service and the monthly costs associated with it. The result of utilizing CDPD technology is three to five second authorization response times at rates less expensive then dial-up. USWD utilizes the CDPD network for most of the current transactions.

     o American Mobile/Ardis. The American Mobile/ARDIS network is a combination of satellite and terrestrial based wireless packet data networks. The terrestrial based ARDIS network is the oldest and most mature wide-area, wireless data-only network in the U.S. marketplace. The Company has recently integrated the ARDIS network into WEPS and is in the process of certifying a handheld terminal for use on the ARDIS network. The ARDIS network provides wireless coverage in many of the smaller markets where CDPD is absent. It also has favorable in-building penetration characteristics that position this wireless technology for use with wireless payment terminals.

     o BellSouth Mobile Data ("BMD"). BMD is a wireless packet data network currently available in over 7,500 U.S. cities and towns, covering 90% of the urban business population. BMD is designed as a data-only infrastructure. BMD is also connected to a limited number of transaction processors and currently has credit card data transversing its network. USWD has requested that BellSouth consider a distribution agreement between the two companies.

     o Nextel. Nextel currently has a digital Specialized Mobile Radio ("SMR") network. This network provides voice and messaging services in the top 50 major metropolitan service areas, covering approximately 65% of the U.S. population. Nextel's network is not compatible for POS data traffic, but it is anticipated that it will be upgraded to a packet-based data-ready network.

     o Metrocom. Metrocom is currently operating a packet-based data network in a few major cities including San Francisco, Seattle, and Washington D.C. Metrocom's Ricochet network is a packet data network designed for wireless mobile computing applications including E-mail and Internet access. USWD is not using the Metrocom network at this time.

     o Digital Cellular. Present cellular networks consist of digital and analog technology. There are three digital voice technologies competing for market acceptance and dominance: Code Division Multiplexing Access (CDMA), Time Division Multiplexing Access (TDMA), and the European standard known as GSM. All three digital technologies have the ability to transmit data over their respective networks.

     o Personal Communication Services ("PCS"). With the allocation of additional RF spectrum and the FCC's successful auctioning of these air wave licenses, a variety of competing PCS networks are beginning to offer local and regional wireless voice and data services. As these networks are developed and deployed, PCS could become a viable POS wireless access technology; however, it is not currently being utilized by USWD.

The Internet

     The Internet has emerged as a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. Americans are accessing the Internet at a phenomenal pace. With the tremendous growth in daily Internet users, consumers are becoming more and more comfortable using the Internet for a wide variety of services such as paying bills and purchasing consumer and specialty items. Most research suggests that sometime during 2002 and 2003 that more consumers will be connected to the Internet via handheld wireless devices than with PC's. Wireless access to the Internet is already a reality and new wireless protocols are being developed to expedite Internet content to be delivered to the wireless handset. WEPS will be compatible with these new communications protocols and can process transactions that originate from the Internet via wired or wireless devices. WEPS offers the merchant acquirer complete control and management of their wireless terminals. USWD's user-friendly Internet-based tools provide the merchant and merchant acquirer with valuable reporting and customer service information.

Company History

     U.S. Wireless Data, Inc. was founded in July 1991 for the purpose of designing, manufacturing and marketing wireless and portable credit card and check authorization terminals. In December 1993, the Company completed an initial public offering, raising approximately $12,200,000 through the sale of 1,650,000 shares of common stock.

     The Company has confronted obstacles and growth pains typical of expanding businesses. At three points in the company's history, senior management recognized these obstacles, isolated them and developed new strategies. The Company's lack of financial resources has also impeded the development of the business.

     Initially established to manufacture and sell portable electronic payment terminals ("boxes") to communicate via circuit switched cellular voice technology, the Company designed, manufactured and marketed the POS-50(R), which was recognized as the world's first truly integrated and portable wireless credit card and check authorization terminal. The product was launched in the first quarter of 1994 and was marketed through acquiring banks, POS hardware distributors, ISOs and by the company directly.

     The POS-50 allowed a merchant to electronically capture a credit card, debit card or check transaction at the point of sale, virtually anywhere cellular voice service existed, and complete the authorization process in approximately 16 to18 seconds. Because of its portable and wireless nature, the POS-50 was well suited for the small to medium sized mobile retailer or service company. Examples of POS-50 customers included craft show vendors, sporting event concessionaires, towing services, cart and kiosk vendors and essentially any business on-the-go that wanted to safely accept credit and debit cards for their products and services.

     While the POS 50 did receive much recognition from various sectors of the credit card processing industry as the first truly wireless point-of-sale terminal, only approximately 7,000 devices were sold between 1994 and 1998. The reasons driving USWD's failure to attract broad market acceptance for its new device and, hence, more terminal sales, stemmed primarily from four factors. They were: a) cost - the device was very expensive to manufacture versus traditional POS terminals, b) lack of broad terminal application certification by front-end processors, c) slow transaction speed, and d) USWD's primary focus on the development of the POS-50 technology versus very little resource directed at marketing and promotion of the new wireless device to the credit card processing industry. Because of these four factors, USWD was unable to capture broad market acceptance and realize meaningful levels of sales of the POS-50 terminal.

     Starting in 1997, USWD attempted to reposition itself from being solely a manufacturer of wireless point-of-sale terminals to becoming a provider of transaction processing services. This realignment was sought to augment its one-time equipment sales with recurring revenue generated by the sale of wireless credit and debit card processing services to retail merchants. In doing so, USWD set out to offer a "one-stop" wireless solution directly to card accepting merchants. The suite of services offered included the sale of USWD's own wireless point-of-sale terminals, the resale of the newly introduced and speedier CDPD wireless services and the establishment of credit card acceptance capabilities for merchant clients through USWD's relationships with two credit card acquiring institutions.

     Throughout 1997 and 1998, USWD focused its resources on selling a transaction processing "solution" consisting of a terminal, CDPD airtime purchased from major cellular providers, and transaction processing services directly to merchants. To accomplish this, USWD began marketing its products and services through a series of distribution and joint marketing agreements with the major CDPD service providers. This effort required the creation of a large, regionalized USWD sales organization that trained and supported data sales representatives from each respective cellular carrier. GTE Wireless was the first cellular organization mobilized to sell the Company's products and services followed by AT&T Wireless, Bell Atlantic Mobile and, ultimately, Ameritech. The sales force was built primarily on individuals with wireless product expertise versus individuals skilled in the distribution of bank card products. In its efforts to provide a turnkey solution to card accepting merchants, USWD had inadvertently positioned itself in direct competition with the industry's largest acquirers, banks and independent sales organizations ("ISOs.") This competitive stance resulted in disappointing sales and the alienation of USWD by the credit card industry as a direct competitor and not a provider of value added services, thus hampering USWD's ability to sell its services to many players in the industry.

     Faced with disappointing sales and high overhead expenses due to a recently expanded sales-oriented headcount, the Company hired Mr. Roger Pierce, former President of First Data Corporation and Chief Operating Officer of Visa International, as its Chief Executive Officer in August 1998. Early in his tenure, Mr. Pierce recognized the apparent danger of USWD's competitive posture and set out to re-orient the company, as an enabler of the marketplace. It was during this period that the Company began the development of WEPS, however, Mr. Pierce resigned for personal reasons in March of 1999.

     In May 1999, Dean M. Leavitt, the founder and former President of US Data Capture, a credit card processing company serving a broad spectrum of conventional card acceptors and emerging markets, was hired as Chairman and Chief Executive Officer of USWD. Mr. Leavitt immediately began redirecting the Company's resources in an effort to have it be recognized as the standard for the development, implementation and management of wireless transaction processing solutions. To accomplish this goal, USWD has repositioned itself as an enabler of the merchant acquirer/ISO marketplace on a "wholesale" basis and has discontinued its direct marketing activities to end-user merchants. As part of this strategy, the Company has re-positioned itself to be completely neutral with respect to point-of-sale terminal manufacturers, wireless carriers, front-end and back-end processors and merchant acquirers. In order to facilitate this process, the company has begun aligning itself with strategic partners such as merchant acquirers, terminal manufacturers, ISOs, front-end processors and terminal deployment companies through the execution of "WEPS Agreements." As evidence of this neutrality strategy, USWD has discontinued its development of proprietary terminals, focusing instead on its proprietary WEPS host technology and the certification of other terminal manufacturers' products on the WEPS platform. Furthermore, in May of 1999, USWD entered into an agreement with American Mobile under which USWD will add that company's Ardis communications technology to its WEPS suite of services, thereby officially signaling the end to USWD's CDPD-only orientation. In addition, as evidence of its neutrality with respect to its merchant acquirers and ISOs, USWD has discontinued all acquiring activities and in July of 1999, USWD sold one of its two merchant portfolios. The Company intends to sell its remaining merchant portfolio as soon as it identifies a qualified purchaser. As part of the strategy to re-orient the Company as a neutral enabler of the credit card processing marketplace, the Company's financial model is being transformed from one that was based upon one-time product sales revenues to one that now relies heavily upon the development of recurring revenues generated from WEPS enabled sites.

WEPS Operational Overview

     WEPS is a comprehensive and integrated suite of wireless transport services and network technology designed to deliver payment transactions securely and efficiently between a merchant's location and a payment processor. WEPS technology includes the following key features:

     o    Internet-based   account   set-up  with   automated   IP  /  Radio  ID
          provisioning and terminal activation / deactivation services;
     o    High-speed wireless packet data transport;
     o    Real-time authorization and capture;
     o    Message formatting and protocol conversion;
     o    Real-time remote terminal diagnostics;
     o Ability to use wireless devices from diverse Point of Sale terminals and systems;
     o    Second level customer support services;
     o    A customer attrition prevention program;
     o    WEPS certification lab for new terminals; and,
     o    WEPS training center for clients' customer service departments.

     Starting with the various WEPS certified wireless terminals, a card is swiped and the sales amount is entered. The terminal then assembles a message format with all the necessary data to authorize a credit card transaction and is then packetized by the wireless modem and sent over the CDPD, ARDIS or other wireless networks in a wireless communication protocol. This protocol is routed to the WEPS servers via the high-speed AT&T frame relay, a very fast dedicated point-to-point data communications link. The WEPS servers parse the data enveloped in the packet and then reassemble the message in a format and communication protocol that the selected front-end processor can accept. The transaction is routed via frame relay to the appropriate front-end processor for authorization by the card issuing institution. The card issuer generates an approval code and the response is captured by the front-end processor and sent to the WEPS server via frame relay. The WEPS server captures the data, reassembles the approval response in the original message format, and routes it back to the originating terminal. This entire credit card authorization process takes three to five seconds to complete.

     Prior to the first transaction by a merchant, the merchant acquirer accesses the WEPS server via a web browser to set-up the merchant account. During this process, the merchant acquirer selects the type of wireless device that will be installed at the merchant location and activates a wireless IP address or radio ID for the specific terminal device. The merchant ID, terminal ID and front-end processor information is also entered into the WEPS server via any conventional web browser by the acquirer. All user access is restricted by ID's and passwords, which are assigned by USWD.

     Essentially, WEPS offers the merchant acquirer complete control and management of their wireless terminals. USWD's user-friendly Internet-based tools provide the merchant and merchant acquirer with valuable reporting and customer service information. The Company's help desk service providers are able to perform real-time diagnostic services on the wireless devices resulting in immediate solutions. The merchant or merchant acquirer can also retrieve real-time transaction reporting details for the current day's transactions or any specified date.

Business Strategy

     USWD's goal is to be a premier provider of wireless transaction services to merchant acquirers. USWD intends to accomplish this goal by creating the standard for the development, implementation and management of wireless transaction processing solutions. The Company intends to leverage its ability to provide high-speed, cost-effective wireless connectivity, and real-time activation, diagnostics and reporting via the Internet. To achieve this goal, the Company is pursuing the following strategies:

     o Reposition USWD as a Vendor-Neutral Provider. USWD intends to become an enabler of wireless payment services. As a supplier or enabler rather than a competitor, USWD hopes to enter into agreements with the industry's largest merchant acquirers and front-end processors pursuant to which the acquirers and processors will offer WEPS to merchants as a transaction processing solution. In order to solidify its position as a neutral provider of wireless transaction processing, USWD will support multiple wireless networks, a variety of wireless terminals and any front-end processor.

     o Sell Products and Services Wholesale to Merchant Acquirers, ISOs and Third Party Processors. USWD intends to focus its primary marketing efforts on the top 30 merchant acquirers that represent the vast majority of transaction activity in the electronic payment marketplace.

     o Transition Business Strategy from "Razor" to "Razor Blade" Pricing Model. The Company will shift the perception that it sells razors (i.e. wireless terminals) to that of a seller of razor blades (i.e., a fee for each transaction processed through WEPS). Under this model, USWD the Company will realize recurring revenue. The Company will, however, continue to sell selected POS terminals that are not being adequately marketed and distributed to the credit card processing community.

     o Focus Initially on Under-Served End-Users. The Company, in partnership with its primary customers (i.e., merchant acquirers, ISOs and third party processors), will identify and target under-served markets such as fast food companies, taxi and limousine services, other facets of the transportation industry, delivery-based businesses and other sectors requiring high speed transactions or mobility.

     o Develop Brand Awareness and Achieve Marketshare by Promoting Faster, Cost-Effective and Feature-Rich Services. USWD will position itself as a high quality, feature-rich and cost effective wireless solution for processing credit card transactions. The Company will price its services competitively to gain early market share and will clearly communicate its value-added services such as access to immediate activation, deactivation and diagnostics through the Internet, and real-time transaction reports.

     o Encourage All Point of Sale Terminal and ATM Manufacturers to Produce WEPS Friendly Products. A critical component to the success of WEPS is the availability of wireless devices that can meet the requirements of the targeted market segments. Several new and incumbent terminal manufacturers are beginning to develop wireless devices for the marketplace. As part of the Company's "device neutral" strategy, USWD will encourage these manufacturers to develop products that are certified on the WEPS platform.

     USWD is confident that its new business strategy will be well received by the transaction processing community and will lead to improved financial performance due to several key factors that may be summarized as follows:

     o WEPS: specifically designed to simplify the process of activating, deploying, diagnosing, managing, monitoring and reporting from wireless point-of-sale terminals in a manner that has not been previously presented to the market.

     o Advances in wireless communications technology. Since the introduction of the CDPD, Ardis and other wireless networks to the commercial sector, USWD has been able to offer super high speed, reliable and secure end-to-end transaction processing services in a wireless environment to certain merchant segments that had not been previously disposed to card acceptance.

     o Reduction in communication costs. Due to the competitive nature of the wireless carrier environment, the cost of transmitting data (e.g.: credit card transactions) wirelessly is now comparable and, in certain cases, less expensive than that to transmit data via traditional land-line, dial-up methods.

     o Reduction in equipment costs. As is the case with many electronic devices, the cost to manufacture wireless point-of-sale terminals has dropped precipitously over the past couple of years.

     o General awareness of wireless technology as a viable method for transporting data. Recent developments in wireless technology as it relates to the transport of data to/from consumer devices such as lap top computers, interactive pagers, cellular telephones and personal digital assistants ("PDAs") have created a general awareness of wireless data transport in the public marketplace like never before.

     o Acceptance of USWD by acquirers as an enabler, not a competitor. By positioning itself as a vendor-neutral enabler of the marketplace, USWD believes that those prospective clients that may have historically viewed the company as a competitor and, as a result, chose not to conduct business with USWD, may now accept USWD as a neutral provider and elect to utilize the WEPS suite of services.

     Once these objectives are well into their implementation phases, the Company plans to focus on value-added services and additional opportunities.

Additional Opportunities

     For the foreseeable future, USWD will concentrate on implementing its strategy in the domestic U.S. transaction processing industry. Assuming USWD is able to implement its current strategy, management believes there will be significant opportunities to leverage the Company's product offering and expand into new product categories and new geographic territories.

     These opportunities may include, but not be limited to:

     o International Expansion. The International marketplace, particularly Latin America, Asia and Europe, represents a tremendous growth opportunity for USWD. To USWD's advantage, many of the developing countries are leapfrogging traditional dial-up or copper wire infrastructures and building wireless networks for voice and data communications. For instance, several Latin American countries already have wireless data networks installed and operating. China is rapidly deploying wireless voice and data networks and Europe has substantial wireless networks already in use.

          As a result, WEPS should be easily deployed in these international markets because of its vendor-neutral carrier approach and device technology. Essentially, USWD could potentially "airlift" WEPS into these countries and the technology could work in parallel with the existing networks. Further, WEPS is Y2K compliant and can be installed independently of legacy systems that are not. The Company plans to enter the international marketplace during calendar 2000 using its domestic model as the basis for its international offering.

     o Expand WEPS Suite of Products and Services. WEPS is designed for easy integration and migration of future value-added card services and programs such as:

           o      ATM Services
           o      Signature Capture Services
           o      E-mail Advertising Services
           o      Customer Attrition Prevention Program
           o      Customized Reporting Services for both Acquirers and Merchants
           o      Frequency and Loyalty Programs

     o Penetrate the Conventional Wired Marketplace. Assuming USWD is securely established as a provider of wireless transaction processing services to merchant acquirers for the benefit of under-served merchants, the Company will turn its attention to converting the conventional wired marketplace into wireless users.

     o Pursue Non-Payment Data Transactions. WEPS has the capacity to handle any transaction-based data from any wireless network. Thus, the system can accommodate non-payment applications such as medical claims processing, collecting and processing telemetry data for oil, gas and other meter reading applications, coupling dispatch and "panic button" communications with in-vehicle payment processing applications. In the future, plans will be made to analyze and target potential customer groups.

Target Market

     USWD has identified three primary customer groups: merchant acquirers, ISOs and front-end transaction processors. The Company intends to sell its WEPS offering on a wholesale basis to this market segment, which will, in turn, sell the service to a broad range of card accepting merchants. USWD expects merchant acquirers, ISOs and front-end processors to market WEPS initially to under-served industries such as fast food restaurants, taxi and limousine services and delivery-based businesses.

     At first, USWD will focus its sales effort on the top 30 acquirers, ISOs and front-end processors. According to the March 1999 issue of The Nilson Report, these 30 companies service over 2 million clients and 3.5 million client outlets that have combined annual revenues of more than $639.7 billion.

Marketing Strategy

     The Company's primary marketing objective is to quickly develop brand awareness for the WEPS suite of products and services. The Company intends to position itself as the premier provider of high quality, feature-rich, and cost-effective wireless solutions for processing electronic payment transactions both domestically and abroad. Resources permitting, an aggressive campaign will be mounted to educate all wireless carriers, point-of-sale device manufactures and credit card acquirers as to USWD's recent re-orientation as vendor neutral. This will be accomplished through the activities of the Company's in-house sales force, the use of industry public relations specialists, attendance and exhibition at various trade shows and advertisements in key trade periodicals.

     In addition, the Company hopes to continue to leverage its relationships with both MasterCard International and Visa, U.S.A. in an effort to secure additional co-marketing alliances with the two bank card associations. USWD presently has two such co-marketing alliances underway with Visa U.S.A. aimed at the fast food market and the taxi and limousine industries.

     USWD has targeted a broad spectrum of prospective clients covering geographical territories in much of the United States that are being contacted by its account executives in the "field." These prospects will be assigned to account executives whose background, geographic base and personal skill set best fit the anticipated needs of the prospective client. The account executives will work closely with the Company's marketing communications staff through their regional sales managers so as to insure that the account executives are provided up-to-date marketing and presentation materials customized to the prospects' requirements.

     USWD plans to expand the existing sales force in response to coverage requirements. The nature of the Company's newly implemented marketing strategy, specifically the re-orientation of the Company as an enabler of wireless payment processing services for all wireless carriers, device manufacturers and front-end processors, will require the Company and its account executives to pursue a more strategic and consultative sell cycle. It is expected that in many instances, the Company's account executives will make joint sales presentations to prospective end users along with a wireless carrier, a bank or ISO and an equipment manufacturer. USWD intends to expand its services into selected international markets during fiscal year 2001. Several targeted geographies have been identified that are well suited for the implementation of WEPS.

Implementation

     Upon execution of a "WEPS Agreement" with a bank, ISO or processor, USWD will send an implementation team to the customer location to train the appropriate representatives on all aspects of the WEPS program. The implementation team will train the new users to access the WEPS system via an Internet browser, set-up new accounts, provision and activate wireless IP addresses or radio ID's, perform diagnostic services and obtain transaction reporting details.

     The USWD implementation training process will be documented and available via USWD's web site. Further, the Company intends to schedule periodic training classes to educate its WEPS customers on new products and services, as they become available.

     The intent of the implementation process is to provide WEPS customers with all the tools they need to offer a simple and successful wireless transaction-processing program for their merchants. The training program is also designed to minimize the amount of second level customer support required from USWD. Initially, there will be two implementation teams assigned to support WEPS customers.

Customer Service

     USWD currently provides standard business hours support and will eventually provide 24/7 second level technical support. USWD's help desk will be accessed only if the merchant acquirers, ISOs and third-party transaction processors are unable to assist a customer. The Company intends to staff the support function with customer service agents focused on providing responsive, proactive service. In addition, the Company plans to offer Internet-based customer service tools, including an online tutorial for new WEPS users and a live bulletin board, where users can post questions that will be answered by USWD customer support personnel or other USWD users.

Research and Development

     Substantial portions of USWD's early activities were involved in the engineering and development of the initial POS-50(R) terminal product. USWD completed the development of the POS-50(R) in early 1993. During the last three fiscal years, efforts have been directed almost exclusively on CDPD based products and more recently Ardis based products. In fiscal 1998 and 1999, USWD spent approximately $295,000 and $461,000 respectively, on research and product development activities.

     The Company will soon occupy a 3,000 square foot research and development center in Palmer Lake, Colorado with an expansion to 6,000 square feet. Presently, the Company employs five engineers and several consultants who are responsible for developing the WEPS software and server technology as well as new applications and interface technology that allows WEPS to communicate with the various front-end card processors. The Palmer Lake facility serves as a product development lab and training center for newly acquired WEPS customers as well as the location for joint product development efforts with new and incumbent terminal manufacturers.

     The Company plans to increase the size of the engineering group in order to continue the development of the WEPS technology and support plans for future enhancements.

Patents and Trademarks

     The Company was granted a design patent on certain aspects of the POS-50 product in June 1994. In April 1999, the Company received a design patent on the TRANZ Enabler housing. USWD's name and POS-50(R) are registered trademarks of USWD. USWD has recently filed for a service mark on "Wireless Express Payment ServiceSM".

     The Company is applying for patent coverage on various aspects of WEPS. This patent protection will cover functional, design and overall process components of the WEPS technology including the proprietary internet-based interface and the transaction message formatting and communication protocol software that performs various functions related to WEPS. The Company is currently reviewing final application documents related to this intellectual property protection.

     The Company jointly developed a CDPD modem with a Taiwan-based technology company. Under the terms of the agreement, the Company owns at least 50% of the intellectual property rights. The Company also has worldwide rights for the product's use within the electronic payments industry.

     The Company may pursue additional intellectual property protection on its hardware, software and/or processes where applicable.

Competition

     Despite the existence of several wireless processing terminal products, wireless transaction processing is a new and relatively open playing field. Management believes that there are no products, completed or in a pilot stage, that directly compete with WEPS. To the best of management's knowledge, there are no applications currently available that are designed specifically for wireless transaction processing and the Internet or that have the carrier, device and front-end neutral structure and potential to become an industry standard. The Company currently has no one single competitor that provides the end-to-end systems "turn key" approach to the wireless transaction processing industry.

     Competition, however, is expected to increase, especially if USWD is able to demonstrate its ability to build market share and acceptance. Barriers to entry are relatively insubstantial and the Company may face competitive pressure from companies both in the United States and abroad. USWD expects competition to most likely arise from the current transport providers of dial-up transaction services.

     Management believes that growth in the quality and number of competitors in the wireless transaction processing market will be driven principally by:

     o Interest among merchants for an alternative to the dial-up system in order to achieve faster transactions and better pricing;
     o Inability of telecommunications companies to upgrade traditional landline wiring quickly and inexpensively;
     o    Increases in data applications for high speed Internet access;
     o    Growing customer desire for real time information;
     o    Resolution  of  Y2K  issues  currently   occupying  the  attention  of
          companies that could become competitors.

     The Company's believes that its best defense is to remain a neutral provider of its products and services while building a network of reliability and integrity. The Company will also continue to enhance its menu of products and services to further distance any potential competitors who attempt to enter this neutral space. The Company must also continue to leverage its unique set of WEPS alliances (wireless carriers, card associations and large acquirers) to strengthen its competitive position going forward.

Government Regulation

     The POS-50(R), POS-500 and TRANZ Enabler use cellular RF channels in the 800-900 megahertz bandwidth and are subject to regulation by the FCC for both cellular transmission and unintentional interference radiation. The products incorporate either a circuit-switched cellular or CDPD transceiver manufactured by suppliers that comply with the appropriate FCC requirements and have been issued a FCC identification number. USWD has received confirmation from the FCC that the POS-50(R) terminal product does not require FCC approval for sales of the terminal in the U.S. marketplace.

     The POS-50(R), POS-500 and TRANZ Enabler have passed all known UL and CSA requirements in testings conducted at an independent certified test site.

     In February 1999 USWD received regulatory approval from the FCC on its new high-speed packet data wireless modem. The USWD500 wireless modem was specifically designed for the electronic payment industry and easy integration into point-of-sale terminals, PC-based systems and ATM machines. It incorporates proprietary features that improve the performance and reliability of wireless credit, debit and ATM transactions.

     Most foreign countries accept United States federal regulatory approval for purposes of permitting commercial sales of electronic products; however, specific regulatory approval of the product may be required in some countries and could become an obstacle to sales of the product in such areas.

Customers

     Since the implementation of its new business plan, USWD has been successful in signing a variety of merchant acquirers and payment processors including Paymentech, Maverick International, WestAmerica Bank, Cardservice International and various small to mid-size ISOs. Under these agreements, the acquirers have agreed to offer WEPS as a transaction processing alternative to merchants.
USWD's success will depend ultimately on a sufficient response from those merchants to generate adequate revenue to USWD.

     With respect to POS terminal sales, Cardservice International continues to be USWD's single largest customer. Cardservice International is a large merchant acquirer with over 2,200 sales representatives, and distributes a variety products and services through its sales channels.

     During fiscal 1999, sales of USWD's CDPD-based products and recurring revenue earned from credit card processing services represented the largest source of revenue. The TRANZ Enabler and POS-500 products were sold or deployed to merchants through the distribution organizations of the respective CDPD carriers and USWD's own direct sales force. During fiscal 1998, Cardservice International, Inc. ("CSI") accounted for 20% of revenue. During fiscal 1999, CSI accounted for 40% of revenues.

Employees

     With the implementation of the new distribution strategy adopted in the latter part of the first quarter of fiscal 1999 USWD has taken steps to reduce spending. With the new focus on distribution through large merchant acquirers, USWD has reduced personnel from 60 at June 30, 1998, to 25 as of September 1, 1999, with most of the reduction occurring in the direct sales force. USWD presently has 3 executive officers.

Transaction Processing and Manufacturing Agreements

     Under its previous marketing strategy as a merchant acquirer in fiscal 1998, USWD built up two merchant portfolios in which it provided bankcard-processing services. With the current strategy of remaining a neutral wholesale provider of wireless products and processing services, USWD sold its first portfolio to Nova/PMT in July 1999. The portfolio was originally established under a Member Service Provider ("MSP") agreement with NOVA
Information Systems. USWD intends to sell its remaining portfolio established under an agreement with National Bank of Commerce as soon as it identifies a purchaser.

     In May, 1999, USWD entered into a software license agreement with Maverick International Processing Services, Inc. ("Maverick") which grants USWD a fully paid perpetual license to software used for front-end authorization and capture services. Maverick is a full service third party credit card processor, which has both "front-end" authorization and capture and "back end" settlement of credit card transaction capabilities. USWD has been using Maverick as the front-end processor for transactions under USWD's agreement with National Bank of Commerce. USWD issued 425,000 shares of restricted common stock for the license and three months payment on a related operating agreement, thereby guaranteeing USWD's access to, and control of, a front-end system for processing credit card transactions. USWD and Maverick also entered into a five-year Management Services Agreement pursuant to which Maverick will provide "front end" authorization and transaction capture services to USWD's customers using the licensed Maverick software. The agreement also sets forth the terms under which Maverick will maintain the existing software, develop additional software and perform various optional services for USWD relating to customer service and transaction processing.

     USWD has utilized high quality, third party manufacturers to build its products. Uniform Industrial Corporation, of Fremont Califor+-nia, manufactures USWD's POS-50(R) product. Wellex Corporation, also in Fremont, California, builds the TRANZ Enabler product line. Finite Technologies of Pueblo, Colorado manufacturers the POS-500 CDPD-based terminal; and, Z-Com, a Taiwanese engineering and manufacturing firm, manufactures the USWD500 CDPD modem that may be integrated into various terminal platforms manufactured by other terminal providers. With the transition to its new business plan, USWD expects to discontinue production of its own terminal products.

     USWD outsources its deployment services to TASQ Technology Inc., a third party that specializes in credit card terminal deployment and management services. TASQ provides equipment repair, deployment, call tag management, encryption services, inventory management services, product sales (including equipment, accessories and supplies), leasing, rentals, customer support and other related services on an as-requested basis to merchants using USWD's wireless solutions.

Seasonal Variation of Business

     USWD anticipates that the recurring revenue generated under WEPS agreements with merchant acquirers and credit card processors will be relatively immune to seasonal variations, although USWD expects that transaction related revenue will reflect seasonal variations paralleling consumer spending patterns, generally increasing somewhat during the Christmas holiday season. However, the placement of point-of-sale terminals can be expected to be slower during that season as well, due to the reluctance of merchants to change processors during premier shopping seasons.

Impact of Environmental Laws

     USWD does not believe that it is substantially affected by environmental laws and does not expect any material impact as a result of such laws.

Year 2000 Issues

     USWD has completed a review of the impact of the Year 2000 ("Y2K") issue on USWD's business. This issue concerns the potential problems and liabilities faced by all users and persons dependent on computers that might result from software or system failure or malfunctions if the systems fail to properly recognize the date change between 1999 and 2000. USWD's internal business systems have been evaluated, and with the exception of the accounting system, are Year 2000 compatible. USWD intends to replace the accounting software during the fourth calendar quarter of 1999. The accounting software is a business critical system; however, the cost of conversion is not expected to be material. The engineering staff has made an assessment of USWD products and determined them to be Y2K compliant. The specific entities providing credit card processing services to USWD have been surveyed and have active Y2K compliance projects underway. It is USWD's understanding that these providers are or will be Y2K compliance on or before January 1, 2000. On a broader basis, USWD is reliant on the electronic payments infrastructure utilized by credit card processors, banks and financial institutions within the United States, and could be subject to unresolved issues which impact this infrastructure. USWD could be adversely, materially affected, both operationally and financially, to the extent third parties with which it interfaces, either directly or indirectly, has not properly addressed their Year 2000 issues. The Company does not have an available contingency plan that would alleviate a disruption of service in the electronic transaction sector.

Insurance

     The Company believes that it maintains the types and amounts of insurance customary in the industry, including coverage for general liability, product liability, property damage, and workers' compensation. Although there can be no assurance that the Company's property damage and business interruption insurance will adequately compensate the Company for losses that it may incur, the Company considers its insurance coverage to be adequate both as to risks and amounts.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company now occupies approximately 6,800 square feet of office and general-purpose space in a building in Emeryville, California, a suburb adjacent to Oakland and San Francisco, California. The Company executed a five-year lease term for this space in September 1997, which serves as its corporate headquarters at an initial rate of approximately $10,000 per month commencing October 1997, and subsequently raised due to expansion and relocation to another floor at approximately $15,000 per month. Engineering functions remain at the Company's Palmer Lake, Colorado leased facility, where USWD is expanding its research and engineering capabilities.

ITEM 3.  LEGAL PROCEDINGS

Settlement of Claims of Certain Noteholders

     In April 1998, USWD entered into an agreement with holders of $185,000 of demand notes USWD issued from April to June 1997. Under this agreement, USWD issued shares of common stock in settlement of a dispute regarding conversion terms of their notes. Terms of the settlement entitled the noteholders to certain guarantee or put provisions related to the shares issued for the notes. The guarantee provision of the settlement agreement allowed the former noteholders to recover the difference between the guarantee price ($3.00 per share for all the shares that remained eligible for the guarantee as of April,
1999) and the gross amount the noteholder receives upon a sale of the shares. The guarantee was operative at any time during the one year period commencing on the date the shares became saleable under SEC Rule 144, and expired as to all shares no later than June 19, 1999. The Company was obligated to pay the amount due within thirty days of receiving a demand, accompanied by documentation confirming the sale. Under the "put" provision of the settlement agreement, the former noteholders had a five day period commencing on the date one year from the date the shares become saleable under SEC Rule 144 during which the former noteholders may "put" any shares remaining unsold by them at the time back to USWD. Upon exercise of the put, USWD was to either (1) purchase the shares for the put price ($3.00 per share for all shares that remained eligible for the put as of April, 1999), or (2) require the shareholder to sell the shares into the market, with USWD making up the difference between the put price and the gross amount received by the shareholder upon such sale, within 15 days after receipt of written notice and documentation confirming the sale. The put rights expired as to all of the shares no later than June 24, 1999. On April 29, 1999, holders of approximately 83,500 shares which were entitled to the guarantee/put rights, agreed to waive these rights in return for the issuance of 200,000 restricted shares of USWD's common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the Company's fiscal year ended June 30, 1999.

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

       Fiscal 1999               High              Low
       -----------               ----              ---

       Fourth Quarter           $1.250            $0.600
       Third Quarter             4.250             0.563
       Second Quarter            4.438             2.313
       First Quarter             4.875             1.938

       Fiscal 1998               High              Low
       -----------               ----              ---

       Fourth Quarter            5.310             2.625
       Third Quarter             7.625             5.000
       Second Quarter            8.750             4.500
       First Quarter             6.875             0.281

     There is no public trading market for the Company's Series A and Series B Preferred Stock or any other securities of the Company other than the common stock.

(b)  Holders.

     As of June 30, 1999, there were 169 holders of record of the common stock. There were also an undetermined number of holders who hold their stock in nominee or "street" name.

(c)  Dividends.

     The Company has not declared cash dividends on its common stock since its inception and the Company does not anticipate paying any cash dividends in the foreseeable future.

(d)  Recent Sales of Unregistered Securities

     During the fiscal quarter ended June 30, 1999, the Company sold or issued the following equity securities without registering the securities under the Securities Act of 1933, as amended (the "Act").

May 3, 1999: 5,375,000 share common stock purchase warrants issued to the new Chief Executive Officer and Chairman exercisable as follows: 2,687,500 shares at $.875 per share, 10% vested at date of grant and the balance over the following 12 months; 2,687,500 shares at $3.00 per share, 50% vesting one year from the date of grant and the balance over the following six months;

May 6, 1999: 1,500,000 shares of Series B Cumulative Convertible Preferred Stock at $1.00 per share. For no additional consideration USWD also issued 300,000 common stock purchase warrants exercisable at $1.50 per share for five years from April 30,1999 to the purchaser of the Series B Preferred Stock. USWD also issued 454,705 shares of Series B Preferred Stock to pay accrued interest and penalties owing to holders of the Company's 6% Debentures due July 21, 2000. The Company paid $180,000 of the cash proceeds to Greenfield Capital Partners, LLC as a finders fee related to the investment. A principal shareholder of the Company transferred 443,077 shares of common stock owned by him to Greenfield Capital Partners, LLC as a finder's fee;

June 24, 1999: 2,933,671 shares of common stock issued upon conversion of $2,490,000 of principal plus accrued interest on notes payable to an affiliate of the Company and a private investor;

June 30, 1999: 425,000 shares of restricted common stock issued for the purchase of a perpetual license to software used for front-end authorization and capture services and three months payment on a related operating agreement with the licensor;

April 1, 1999 through June 30, 1999: 37,716 shares of Series A Preferred stock were converted to 58,860 shares of common stock. For the entire fiscal year ended June 30, 1999, approximately 1,475,000 shares of Series A Preferred Stock were converted to 1,323,000 shares of common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 or Section 21E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which the Company believes are reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are detailed below, and in other reports filed by the Company under the Securities Exchange Act of 1934. Risks and uncertainties relating to forward-looking statements are set forth in this Item 6 under the caption "Risk Factors," below.

Company Background

     The Company was incorporated in the State of Colorado in July 1991 for the purposes of designing, manufacturing and marketing wireless and portable credit card and check authorization terminals for use in the transaction processing business. The Company completed an initial public offering in December 1993.

     USWD's terminals were initially designed to create the terminal interface for transactions to occur over wireless channels, rather than over conventional phone lines. USWD began by selling terminals, eventually developing and selling a line of terminals that allow data transport over the newly developed digital networks. USWD then ventured briefly into the realm of transaction processing, and has now repositioned itself as a terminal-neutral, transport-neutral and processor neutral enabler of wireless transaction processing services through the creation of what USWD calls Wireless Express Payment ServiceSM or WEPSSM ("WEPS").

     USWD serves the transaction processing community by applying wireless technology and value-added services to the transportation of electronic transactions. USWD's WEPS technology provides fast and flexible transaction processing capabilities and advanced on-line customer service capabilities. USWD provides merchant acquirers, Independent Sales Organizations ("ISOs") and third party processors with a wireless transaction management service that can be utilized in new merchant segments, permits real-time information via the Internet and simplifies the customer service and development efforts. Via WEPS, merchants can process payments as fast as cash, without the cost and inconvenience of being tethered to a telephone line.

Revision of Business Plan

     In fiscal year 1998, USWD entered into agreements with large telecommunications carriers for direct distribution of products and services to merchants. USWD signed joint marketing and operating agreements with Bell Atlantic Mobile, Ameritech Mobile Communications, Inc., and GTE Wireless. Commencing in the second quarter of fiscal 1998 and continuing into the first quarter of fiscal 1999, USWD made significant investments to support a nationwide deployment of TRANZ Enablers to merchants through GTE's and other telecommunications carriers' national sales forces. Under these deployment programs, the carrier's sales representative introduced USWD's credit card processing solution and TRANZ Enabler to the end user merchant. Upon execution of a credit card processing agreement, a TRANZ Enabler unit(s) was provided to the merchant by USWD. Under this program, USWD retained a portion of the monthly credit card fees based on the dollar volume and number of transactions processed through the TRANZ Enabler.

     Placements of TRANZ Enabler units pursuant to USWD's agreements with telecommunications carriers did not develop as rapidly as anticipated and did not reached anticipated (and necessary) levels to pay for the infrastructure to support the programs. Costs to USWD of implementing the joint marketing and distribution agreements with GTE Wireless, Bell Atlantic Mobile and Ameritech have exceeded revenue generated by the programs since they began.

     USWD's continued focus on direct sales to the merchant community had inadvertently positioned itself in direct competition with the industry's largest acquirers, a competitive stance that resulted in disappointing sales. As the Company entered fiscal 1999, it was clear that the Company did not have the requisite expertise as a merchant acquirer and that it should not be in direct competition with firms that would better be its customers. USWD hired Roger Pierce, former President of First Data Corporation and Chief Operating Officer of Visa International, as Chief Executive Officer in August 1998. It was during this period that the Company began the development of WEPS. As part of USWD's new strategy, it phased out its sales of products and merchant services directly to merchants. Mr. Pierce retired in March 1999.

     In May 1999, Dean M. Leavitt, former President and Chief Executive Officer of U.S. Data Capture, a credit card processing company serving a broad spectrum of conventional card acceptors and emerging markets, was hired as Chairman and Chief Executive Officer of USWD. Mr. Leavitt has continued to focus the Company's mission as a terminal neutral, carrier-neutral service aimed at simplifying the availability of wireless transaction processing to all merchants. The Company now has significant efforts underway to broaden the use of WEPS through additional merchant acquirers and independent sales organizations, expand the offering of WEPS capable point-of-sale devices, and expand wireless network coverage.

WEPS Operational Overview

     WEPS is a comprehensive and integrated suite of wireless transport services and network technology designed to deliver payment transactions securely and efficiently between a merchant's location and a payment processor. WEPS technology includes the following key features:

     o    Internet-based   account   set-up  with   automated   IP  /  Radio  ID
          provisioning and terminal activation / deactivation services;
     o    High-speed wireless packet data transport;
     o    Real-time authorization and capture;
     o    Message formatting and protocol conversion;
     o    Real-time remote terminal diagnostics;
     o    Ability  to  use  WEPS  certified   wireless   devices  from  terminal
          manufactures;
     o    Second level customer support services;
     o    A customer attrition prevention program;
     o    WEPS certification lab for new terminals; and,
     o    WEPS training center for clients' customer service departments.

     USWD is targeting large merchant acquirers and card processors for this service. The initial response for WEPSSM from the targeted prospects has been positive. USWD has entered into sixteen WEPSSM agreements with various merchant acquirers, including Card Service International, Paymentech Network Services, Westamerica Bank, and anticipates adding additional agreements in the near future. The WEPS agreement defines the services and billing terms between the Company and merchant acquirer.

     USWD is presently in the process of establishing connectivity between the wireless networks, WEPS server and respective credit card processors. It is anticipated that commercial transactions will start running through WEPS early in the second quarter of fiscal 2000.

     USWD is working with several terminal manufactures including Lipman, Intellect, Keycorp and others on the integration and certification of USWD's WEPS application into the manufacture's terminal. Initial product availability for distribution to the market is expected to commence in the second quarter of fiscal 2000.

     Implementation of USWD's business plan is dependent upon the Company's ability to obtain adequate financing. See "Liquidity and Capital Resources" in this section below.

Year 2000 Issues

     USWD has completed a review of the impact of the Year 2000 ("Y2K") issue on USWD's business. This issue concerns the potential problems and liabilities faced by all users and persons dependent on computers that might result from software or system failure or malfunctions if the systems fail to properly recognize the date change between 1999 and 2000. USWD's internal business systems have been evaluated, and with the exception of the accounting system, are Year 2000 compatible. USWD intends to replace the accounting software during the forth calendar quarter of 1999. The accounting software is a business critical system; however, the cost of conversion is not expected to be material. The engineering staff has made an assessment of USWD products and determined that they are Y2K compliant. The specific entities providing credit card processing services to USWD have been surveyed and have active Y2K compliance projects underway. It is USWD's understanding that these providers are or will be Y2K compliance on or before January 1, 2000. On a broader basis, USWD is reliant on the electronic payments infrastructure utilized by credit card processors, banks and financial institutions within the United States, and could be subject to unresolved issues which impact this infrastructure. USWD could be adversely, materially affected, both operationally and financially, to the extent third parties with which it interfaces, either directly or indirectly, has not properly addressed their Year 2000 issues. The Company does not have an available contingency plan that would alleviate a disruption of service in the electronic transaction sector.

Fiscal 1999 Compared to Fiscal 1998

Net Revenue

     For the fiscal year ended June 30, 1999, total revenue increased 57% to $1,424,000 from $909,000 in the prior year as USWD implemented a significant shift to its new business model. Product sales of POS-500, WEPSSM Enabler, POS-50 and other equipment sales increased approximately $120,000 during fiscal 1999 while service revenue, which includes application fees, transaction processing, and repair revenue, increased by approximately $395,000. The increase in service revenue is principally attributable to the growth of the revenue derived from the credit card portfolio which was established during the second half of fiscal 1998 and continued into 1999. In the latter part of the first quarter of fiscal 1999, USWD embarked on a significant shift in its product and distribution strategy. This involves the integration of USWD's WEPS modem and server technology into the product offerings of other terminal manufacturers and development of distribution agreements with the major merchant card acquirers and card processors. The transition to the new business model has been delayed somewhat due to USWD's constrained financial resources. USWD is now introducing new products, services and distribution capabilities to the market as its resources permit.

     With USWD's change in focus from building direct credit card portfolios via the acquisition of merchant accounts, to providing services directly to the merchant acquirers and card processors, the Company sold a portion of its merchant credit card portfolio to PMT Services Inc., a wholly owned subsidiary of Nova Corporation, in the first quarter of fiscal 2000. The transaction resulted in a cash payment to USWD of $450,000. The sale included approximately 450 installed USWD owned TRANZ Enabler point-of-sale devices deployed with a portion of the respective merchants. A gain or loss on the sale of the merchant credit card portfolio will be recognized in the Company's fiscal quarter ending September 30, 1999. USWD intends to provide services to Nova under its Wireless Express Payment ServiceSM for the merchant base Nova acquired in this transaction, although an agreement to do so has not yet been signed.

Gross Profit

     Gross profit of $396,000 in the year ended June 30, 1999 increased from the comparable prior period level of $1,000. Prior year's gross profit was impacted by a one-time inventory adjustment of $227,000 while the fiscal 1999 gross profit includes a $240,000 credit related to an agreement with a supplier to reduce the cost of inventory previously purchased. Excluding this adjustment, product gross margin was 20% and reflects the adjustment of product prices to wholesale versus retail structure. The services cost structure reflects the components of the previous business model which includes ongoing TRANZ Enabler amortization for processing units deployed. Efforts are also underway to eliminate excess CDPD addresses from the CDPD carrying cost. Billing for the new WEPS service is minimal at this point since the Company is working on installing the communications connectivity and integration of WEPS to the respective credit card processors designated under the recent WEPS agreements with merchant acquires. The Company expects the service margins to improve as WEPS billing becomes a more predominate component of the services offering in the future.

Operating Expenses


     Selling, general and administrative expense decreased from $8,408,000 in the twelve months ended June 30, 1998 to $4,655,000 in fiscal 1999. The large decrease in expense was primarily attributable to a variable stock option issued in fiscal year 1998 which resulted in a $1,327,000 non-cash credit to reflect the change in the carrying value of the option due to the change in USWD's stock price during the fiscal year versus a charge to operation expense in fiscal 1998 of $1,327,000. Investor relations and other consulting expense decreased $1,103,000 in the current fiscal year primarily due to the valuation of the common stock issued under the Company's investor relations' agreement. During the second and third fiscal quarters, several key consultants were added to the management staff and compensated with stock options instead of cash. The option issuance resulted in a $368,000 non-cash consulting charge to general and administrative expense. In response to the new business model, USWD's personnel was reduced from 60 as of the end of June 1998 to 20 at the end of June 1999, thereby reducing salary related expense by approximately $130,000 per month between June of 1998 and June 1999

     For the fiscal year ended June, 1999, research and development expense increased by $166,000 to $461,000, as compared to the 1998 period, due to an increase in materials expense, staff expense related to increased personnel and consulting expense. During the second half of fiscal 1999, almost all research and development expense was directed towards the development of WEPS.

     The fiscal 1998 results include a $1,353,000 charge to Litigation Settlement for the valuation of common shares issued to a group of noteholders in settlement of a dispute regarding rights related to the conversion of the notes into shares of common stock. In April, 1999, certain noteholders holding approximately 83,500 shares, agreed to waive there "guarantee" and "put" rights in return for the issuance of 200,000 restricted shares of USWD's common stock, resulting in a $49,000 charge to litigation settlement.

Interest Expense and Other Expense

     Interest expense, of $1,528,000 in fiscal 1999 includes accrued interest expense on the 6% Convertible Debentures and various notes payable, and $341,000 of late registration penalties related to the 6% Convertible Debentures. Accrued interest and penalties on the Debentures were converted into shares of Series B Preferred Stock in the fourth quarter of fiscal 1999. The $400,000 third quarter accrual to reflect the contractual redemption penalty associated with the Convertible Debentures was reversed in the forth quarter upon receipt of waivers from the investors as to certain applicable penalties. Interest expense also included $279,000 of accelerated amortization of debt issuance expense and $145,000 of accelerated amortization of debt discount as a result of the debt becoming due on demand. The Company also accrued $74,000 interest expense for late registration filing penalties on the Series B Convertible Preferred Stock. The prior year interest expense includes a $697,000 non-cash charge to interest expense related to an "in-the-money" convertible option associated with the December 1997 private placement and other expense consists of a $167,000 charge related to the extension of a common stock warrant exercise period that was expiring.

Extraordinary Item

     Agreement was reached with two note holders to convert $2,490,000 of notes payable plus accrued interest to 2,933,671 shares of common stock. This transaction was recorded in the fourth quarter upon consummation of the exchange and resulted in an extraordinary gain of $807,000.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     USWD continues to face significant challenges due to its financial condition and lack of liquidity. While management is optimistic with its medium and long term opportunities, USWD is constrained by its immediate financial condition and requirement for increased liquidity. USWD has an accumulated a deficit of approximately $35 million since inception to June 30, 1999, with a working capital deficit of approximately $3,389,000, versus a deficit of $2,967,000 at year-end June 30, 1998. The June 30, 1999 working capital deficit includes $2,000,000 of 6% Convertible Debentures classified as short-term borrowings. The Company has continued to operate at a loss subsequent to June

30, 1999. The Company has defaulted on certain obligations which, among other things, as of October 10, 1999 entitle the holders of the Company's Series B Preferred Stock and 6% Debentures to redeem those securities for cash plus applicable penalties, interest and dividends. The holders of the Series B Preferred Stock may require USWD to redeem the shares of the Series B Preferred Stock for $1.25 per share (up to $2,461,000 as of June 30, 1999), plus all accumulated dividends and penalties. The holders of the 6% Debentures may require the Company to redeem the current $1,800,000 face amount at 120% plus accrued interest and penalties.

     The Company has financed its recent operations through borrowings and private sales of securities. In fiscal 1999, USWD's cash flows from financing activities were $4.5 million as compared to $4.5 million in fiscal 1998. The fiscal 1999 financing activities consisted primarily of $1.8 million from the sale of 6% Convertible Subordinated Debentures, $3.0 million from the issuance of notes payable ($2.5 million subsequently converted to common stock) $1.0 million from the sale of Series B Cumulative Redeemable Convertible Preferred Stock and related bridge loan, and the payment of $1.0 million for the redemption of Series A Preferred Stock. The fiscal 1998 financing activities consisted primarily of $1.2 million from the sale of common stock repurchase rights, $2.6 million net proceeds from the issuance of debt and $664,000 for the issuance of common stock. In fiscal 1999 and 1998, USWD used $3.9 and $3.7 million in cash from operating activities, respectively. Cash used in operations principally resulted from net losses offset by non-cash charges.

     USWD is continuing to work with key vendors on payables. USWD believes that it will be able to restructure commitments as necessary while it completes an anticipated financing event designed to satisfy its obligations and fund the business plan, although no assurance can be given that this will be the case.

Securities Issuances to Fund Operations

     To fund its operating requirements, USWD has had to rely primarily on the sale of debt or equity securities over the last two fiscal years.

     Private Offering of Series A Preferred Stock. USWD closed a private offering of $3,060,000 principal amount of 8% Adjustable Rate Convertible Subordinated Debentures Due December 31, 1999 (the "8% Convertible Debentures") on December 10, 1997, raising net proceeds of approximately $2,600,000. The 8% Convertible Debentures automatically converted to 3,060,000 shares of Series A Preferred Stock as of February 9, 1998. See also Note 7 to the Financial Statements entitled "Series A Preferred Stock."

     Private Offering of 6% Convertible Subordinated Debentures due July 21, 2000. USWD completed a private offering of $2,000,000 principal amount of 6% Convertible Subordinated Debentures due July 21, 2000 (the "6% Debentures") and common stock purchase warrants exercisable to purchase 100,000 shares of common stock exercisable at $4.50 per share until July 21, 2001 on July 27, 1998. The proceeds to USWD from the offering were approximately $1,800,000. See also Note 5 to the Financial Statements entitled "Borrowings - 6% Convertible Subordinated Debentures."

     Private Offering of Series B Cumulative Convertible Redeemable Preferred Stock. On May 6, 1999, USWD completed a $1.5 million private placement pursuant to Regulation D of the Securities Act of 1933. The Company raised gross proceeds of $1,500,000 and issued 6% Cumulative Convertible Redeemable Preferred Stock (Series B Preferred Stock) for $1.00 per share. The instrument gives the holder the right to convert the Series B Preferred Stock into shares of USWD's common stock in the future at 80% of then current market price. Concurrent with this transaction, the holders of USWD's 6% Debentures agreed to convert all accrued interest and penalties into approximately 455,000 shares of Series B Preferred Stock. The value of the "in the money" conversion feature of $391,000 was recognized as a charge to retained earnings. The proceeds were used to pay finders fees of $180,000 plus estimated offering expenses of $41,000 (including approximately $26,000 for the investor's legal fees), professional services fees of $413,000, with the estimated balance of $676,000 being used for working capital. See also Note 8 to the Financial Statements entitled "Series B Cumulative Convertible Redeemable Preferred Stock."

     In April 1999, USWD received $400,000 in return for a 10% promissory note from the investor that purchased the Series B Preferred Stock. The note was repaid with the issuance of 408,000 shares of Series B Preferred Stock in May 1999.

     The Company also issued a common stock purchase warrant exercisable to purchase 300,000 shares of common stock at $1.50 per share for five years from April 30, 1999 (the "Series B Warrants") to the cash purchaser of the Series B Preferred Stock.

     In May 1999, the Company issued 454,705 shares of Series B Preferred Stock at $1.00 per share to compensate the 6% Debenture holders for the penalties and interest owed on the 6% Debentures through June 30, 1999. As part of this agreement, the 6% Debenture holders agreed to adopt the default timetable and remedies defined in the Series B Preferred Stock purchase agreement and to waive their rights under certain prior defaults on the 6% Debentures.

     The Company also entered into an agreement (the "Registration Rights Agreement") with the purchasers of the Series B Preferred Stock to file a registration statement with the SEC covering the common stock underlying the Series B Preferred Stock, the Series B Warrants, the 6% Debentures and the common stock purchase warrants issued at the same time as the 6% Debentures, within 30 days of May 6, 1999 to be effective within 90 days of May 6, 1999. This date was extended to May 11, 1999 by the holders of the Series B Preferred Stock and 6% Debentures. Failure to meet these requirements results in monthly penalties at the rate of 2% to 3% of the purchase price, until the requirement is satisfied. In addition, if the Registration Statement has not been filed within 60 days of May 11, 1999 or has not been declared effective within 150 days of May 11, 1999, the holders of the Series B Preferred Stock may require USWD to redeem the Series B Preferred Stock for $1.25 per share, plus all accumulated dividends and penalties, and the 6% Debenture holders may require USWD to redeem their securities at 120% of face value plus accrued interest and penalties. The filing of this registration statement activates certain prior registration rights granted by USWD to holders of certain of its securities. USWD filed the required registration statement on June 30, 1999, and following a waiver of the penalty from the cash investor in the Series B Preferred Stock, was subject to a 3% penalty of approximately $74,000. As of August 10,1999 the registration statement had not become effective, thereby subjecting the Company to the "late effectiveness" penalty. As of October 10, 1999, the registration statement had not been declared effective thereby entitling holders of the Series B Preferred Stock to redeem their shares at $1.25 per share plus accrued penalties and dividends, approximately $2,500,000, and holders of the 6% Debentures to redeem the current $1,800,000 face amount at 120% plus accrued penalties and interest. The Company intends to file an amendment to the Registration Statement with the SEC as soon as practicable.

     Mr. John Liviakis, a significant shareholder of USWD, also agreed to transfer a total of 443,077 shares of Company common stock owned by him to the finder who located the cash purchaser of the Series B Preferred Stock. These shares had a value of $360,000 on the date of issuance, which were charged against the proceeds of the offering. The shares were transferred as "restricted securities" as defined in Rule 144 under the Securities Act of 1933 and do not have any registration rights.

Other Recent Borrowings and Financing Activities

     Between October 1, 1998 and March 31, 1999, USWD borrowed $500,000 from the Chief Executive Officer and 50% owner of Cardservice International, Inc. ("CSI") and $1,990,000 from Liviakis Financial Communications, Inc. ("LFC"). The loans bore interest at 8% per annum. In consideration for the loan from the CSI Chief Executive Officer, USWD also issued a common stock purchase warrant exercisable to purchase 25,000 shares of common stock at $3.038 per share through October 27, 2001. On March 19, 1999, USWD and holders of these 8% notes agreed to convert all $2,490,000 of principal plus accrued interest to common stock at the rate of $.875 per share and 2,933,671 restricted shares were issued under this agreement. This rate was established at a 20% discount from the closing price of the common stock as of March 18, 1999. The market price on the actual date of issuance of the shares of common stock (June 24, 1999) was $.60 per share and therefore the transaction resulted in an extraordinary gain of $807,000.

     On March 12, 1999, USWD borrowed $250,000 from RBB Bank Aktiengesellschaft, which is the agent for the holders of certain shares of USWD's Series A Preferred Stock and $1,000,000 of the 6% Debentures. As part of this agreement, USWD issued 50,000 shares of common stock to RBB Bank. The Company was unable to repay the loan by the required due date and RBB Bank agreed to forebear initiating an action against USWD to collect the amount due until the earlier of receipt by USWD of funding in the aggregate of at least $2,500,000, or December 1, 1999. See also "Item 13 - Certain Relationships and Related Transactions - Transactions with RBB Bank Aktiengesellschaft."

     In March 1999, USWD entered into a consulting agreement with EBI Securities Corporation for purposes of assisting USWD as a corporate finance consultant in connection with merger and acquisition activities or obtaining additional capital. By mutual agreement, the agreement and associated compensation were cancelled in the fourth quarter of fiscal 1999.

     As of May 28, 1999, USWD entered into a software license agreement with Maverick International Processing Services which provides a perpetual license to software used for front-end authorization and capture services. USWD issued 425,000 shares of restricted common stock for this license and three months of service under a separate operating agreement.

     As of June 23, 1999, an additional 450,000 shares of Series B Preferred Stock and 90,000 Series B Warrants had been subscribed for $450,000 in cash, but the closing of the sale had not occurred as of June 30, 1999. In the first quarter of fiscal 2000, the investors elected to purchase restricted common stock and common stock purchase warrants instead of the Series B Preferred Stock. As of September 27, 1999, USWD has issued 1,333,333 shares of common stock and warrants exercisable to purchase 266,667 shares of common stock at $1.50 per share until the first quarter of 2004 to these investors.

     With the implementation of the new distribution strategy initiated in the latter part of the first quarter of fiscal 1999 (see "Revision of Business Plan," above), USWD has taken steps to reduce spending. With the new focus on distribution through large merchant acquirers, USWD has reduced personnel from 60 at June 30, 1998, to 20 as of June 30, 1999, with most of the reduction occurring in the direct sales force. During the implementation of the new business plan, the Company expects expenses to remain at a higher level than revenues. Therefore the execution of USWD's business plan is dependent on a significant debt or equity financing event in the immediate future. USWD continues to work both directly and through its consultants to secure additional debt or equity financing which is required to fund operations while a significant recurring revenue stream is built. While management is confident it can accomplish this objective, the inability of USWD to secure additional financing in the near term could adversely impact USWD's financial position, including its ability to continue as a going concern.

RISK FACTORS

     Ownership of USWD's securities is subject to certain risks, including, but not limited to, the following, which are considered by management to be of material importance.

RISKS ARISING FROM USWD'S FINANCIAL CONDITION

USWD Has Never Been Profitable, and Currently Lacks Revenue to Cover Its Recurring Monthly Expenses

     USWD has never been profitable and has continued to lose money through the end of the fiscal year ended June 30, 1999, and after that date. USWD has an accumulated deficit of approximately $35 million at June 30, 1999, and had a working capital deficit (current assets less current liabilities) of approximately $3,389,000 at June 30, 1999. USWD presently owes substantial amounts of money to creditors that it is unable to presently pay and its monthly revenues are not sufficient to pay its recurring monthly expenses.

USWD Needs Immediate Additional Financing In Order to Remain In Business

     USWD's development of products, services and infrastructure and the transition to a new business model requires immediate additional financing. USWD does not have any assured source for such a financing and there is no guarantee that funding will occur in the time frame required to assure the Company can remain in business. From August 1997 through the present, operating expenses have been largely satisfied by several financings. The fiscal 1998 financing activities consisted primarily of $1.2 million from the sale of common stock repurchase rights and $2.6 million net proceeds from the issuance of debt. In fiscal 1999 and 1998, USWD used $3.9 million and $3.7 million in cash from operating activities, respectively. The fiscal 1999 financing activities consisted primarily of $1.8 million from the sale of 6% Convertible Subordinated Debentures, $3.0 million from the issuance of notes payable ($2.5 million subsequently converted to common stock) and $1.0 million from the sale of Series B Cumulative Redeemable Convertible Preferred Stock and bridge financing. USWD continues to work both directly and through its consultants to secure additional financing required to meet its obligations and fund operations while recurring revenue is built. While management is hopeful that it can accomplish this objective, the failure of USWD to obtain additional financing could have a material adverse impact on USWD, including its ability to continue as a going concern.

USWD's Accountant's Opinion Contains a "Going Concern" Assumption

     USWD's independent accountants have included in their opinions, a reference to a substantial doubt about the Company's ability to continue as a going concern, covering USWD's financial statements for the fiscal years ended June 30, 1997, 1998 and 1999. No assurance can be given that USWD will raise the funds it needs in the short run to continue as a going concern. USWD's present financial condition may make it more difficult to raise the needed capital or to do so on terms that are favorable to USWD.

USWD's Internal Expense Levels May Not Match Available Revenues and this May Create Cash Shortages

     USWD's operating expense levels are based on internal forecasts and not on firm customer orders for products or services. In the past, USWD has consistently failed to achieve internal forecasts, resulting in expense levels that are higher than revenue, with consequential cash shortages to USWD. USWD's results may also be affected by fluctuating demand for its products and services from one quarter to the next and by increases in the costs of components acquired from vendors. This has and may continue to make it difficult for USWD to satisfy its cash requirements.

RISKS RELATING TO USWD'S OPERATIONS

USWD's New Business Plan is Unproven and Will Need to Be Successfully Executed to Achieve Profits

     USWD's business plan has changed from generating revenue from direct sales of its products (i.e., the retail sale of a "box") on which it attempted to earn only a margin, to generating recurring revenue from selling its WEPS service to merchants through its employees, agents or acquirer partners. USWD will also continue to sell authorization devices during the immediate future. USWD's previous attempt to attain profitable operations as a full service credit and debit card transaction processing business by offering products and services through wireless carriers proved unsuccessful. USWD's present plan to enable transaction processing over wireless networks and with multiple processors is still under development. USWD hopes it will be successful in making money with this business strategy, however, it has not yet begun to do so and there is no guarantee that USWD will be able to become profitable with this business strategy.

USWD's Distribution Program Relies on Outside Parties

     Through the end of the fiscal year ended June 30, 1999, Cardservice International, Inc. ("CSI") accounted for 40% of USWD's revenue, primarily from direct sales of products to CSI. Although USWD has shifted its focus away from strictly selling products and is concentrating on trying to develop a recurring revenue stream from product sales in conjunction with the sale of its proprietary Wireless Express Payment Service (WEPS) service offering, it remains to be seen whether this business plan will be successful.

     The success of USWD's new business plan is dependent on the WEPS being utilized by merchant acquirers, processors and ISOs in sufficient quantities to generate profits to USWD. USWD currently has agreements in place with 12 merchant acquirers under which these entities have agreed to make WEPS available as a wireless-processing offering through their respective marketing programs. The failure to successfully execute programs through any of these, and additional distributors which agree to offer USWD's WEPS processing service, is likely to be harmful to USWD. In addition, USWD may not be successful in entering into marketing and related arrangements on terms acceptable to it.

USWD Depends on Certain Key People

     USWD's future depends in significant part on the continued contributions of key senior management personnel, several of whom would be difficult to replace. Future operating results also depend in significant part upon USWD's ability to attract and retain qualified people as employees or consultants, especially in the areas of product development and programming. People who possess the requisite skills and experience to perform certain technical functions have been in limited supply in the past, and there can be no assurance that USWD, with its limited resources, will be successful in attracting or keeping these people. The loss of key employees, the failure of key employees to perform satisfactorily in their current position or USWD's inability to attract and retain skilled employees as needed, could have a material adverse effect on USWD.

USWD Will Have to Keep Pace With New Products and Rapid Technological Change in Order to Remain Competitive in the Marketplace

     If USWD is able to sufficiently penetrate the market with its WEPS offering initially, USWD's future success is likely to depend upon its ability to keep pace with technological development and respond to evolving merchant demands. Failure to anticipate or respond adequately to technological developments or significant delays in product development could damage USWD's potential position in the marketplace and could result in less revenue or an inability to generate profits. With its current limited financial and technical resources, USWD may not be able to develop or market new services or enhancements to its existing service offerings. It is possible that USWD could experience significant delays in these endeavors. Any failure to successfully develop and market services and service enhancements could have a material adverse effect on USWD's financial condition, business and operations.

USWD Markets and Sells a Single Type of Service And Would Suffer
Unduly If Its Service Offering Fails to Be Accepted in the Market

     USWD generates almost all of its revenue from the sale of products serving the transaction processing industry. Demand for these products and services could be affected by numerous factors outside USWD's control, including, among others, market acceptance by prospective customers, the introduction of new or superior competing technologies or products and/or services that are available on more favorable pricing terms than those being offered by USWD, and the general condition of the economy. USWD's success will likely depend on its ability to market and sell its WEPS offering to transaction processors, merchant acquirers and ISOs, as well as to increase the availability of credit card terminals that interface with WEPS. If USWD is unable to do so, it will likely have a material adverse effect on USWD's financial condition, business and operations.

USWD Faces Competition and Pricing Pressures from Larger,
Well Financed and More Recognized Companies

     The markets for certain of USWD's products and services are highly competitive, including pressure to maintain competitive pricing structures for credit card processing services. USWD has identified several potential competitors attempting to develop CDPD based terminals and solutions, although at the present time, it is aware of no other applications currently available that are designed specifically for wireless transaction processing and the Internet or that have the carrier, device and front-end neutral structure and potential to become an industry standard. However, barriers to entry in the Company's business are relatively insubstantial and companies with substantially greater financial, technical, marketing, manufacturing and human resources, as well as those with far greater name recognition than USWD, may attempt to enter the market. USWD believes that its ability to compete depends on product design, quality and price, distribution and quality of service. There can be no assurance that USWD will be able to compete successfully in the market.

USWD's Liability Insurance May Not be Adequate to Protect
Against All Possible Risks

     USWD has liability insurance policies to cover liability claims arising out of the products it sells and the services it provides. USWD has not been the subject of any material liability claims; however, there can be no assurance that liability insurance policies will cover all possible claims, or that the policies can be maintained at an acceptable cost. If USWD incurs liabilities which are not covered by insurance, or in an amount that is in excess of the limits of the policies, USWD would likely suffer material adverse effects.

USWD May Be At Risk Because of "Year 2000" Issues

     The engineering staff has made an assessment of USWD products and determined that they are Y2K compliant. The specific entities providing credit card processing services to USWD have been surveyed and have active Y2K compliance projects underway. It is USWD's understanding that these providers are or will be Y2K compliance on or before January 1, 2000. On a broader basis, USWD is reliant on the electronic payments infrastructure utilized by credit card processors, banks and financial institutions within the United States, and could be subject to unresolved issues which impact this infrastructure. USWD could be adversely, materially affected, both operationally and financially, to the extent third parties with which it interfaces, either directly or indirectly, has not properly addressed their Year 2000 issues. The Company does not have an available contingency plan that would alleviate a disruption of service in the electronic transaction sector.

USWD Has Not Filed Its 1996, 1997, 1998 or 1999 Federal or
State Corporate Tax Returns

     USWD has not completed federal or state income tax return filings for fiscal years 1996, 1997 1998 or 1999. While it is unlikely that USWD will owe any taxes due to the sustained losses during the periods, it may be subject to penalties for the delinquency. USWD intends to take the steps required to complete the tax filings before the end of the 1999 calendar year.

USWD's Products and Services Rely on a Combination of Technologies that Could Encounter Capacity Constraints or Systems Failures

     USWD utilizes a variety of technologies in the production of WEPS including wireless networks, web servers, internet information servers, SQL servers, local area network, data storage devices and proprietary applications. These systems are designed to be scaleable and redundant. However, certain circumstances or an unexpected surge in transaction volume could result in capacity constraints or system failures. The impact of a capacity issue or service interruption could have a detrimental impact on the financial or operational aspects of the Company.

USWD's Use of Wireless and Internet Technologies Could Pose Security Issues Regarding Data Transmission and Reporting

     Utilization of WEPS involves the transmission of payment transactions via the wireless network and WEPS server from the merchant's point-of-sale to the payment processor and back. All airlink data is transmitted in an encrypted format through secure channels. The reporting and utility functions accessible via the Internet are designed with a variety of security precautions, and the end-user's card number is not contained in the database accessible via the Internet. However, potential unauthorized access to the data can not be guaranteed and could have an adverse impact on the Company or its customers if such an event were to occur.

RISKS ARISING OUT OF OWNERSHIP 0F USWD's COMMON STOCK

The Market for USWD Stock Could Suffer Because There May Be Too Many Available Shares

     USWD had 19,829,526 total shares of common stock outstanding as of September 27, 1999. Of that number, 7,839,358 are in the public float. USWD has a substantial number of additional shares of common stock that are either presently outstanding or issuable upon conversion or exercise of other securities that were issued as "restricted securities" that are either presently saleable under SEC Rule 144 or which will become eligible for sale under SEC Rule 144 over the next several months to one year.

     As of September 27,1999, significant sources of additional common stock which may enter the market include: 4,455,239 shares of common stock issuable upon conversion of 672,513 shares of Series A Preferred Stock, $1,800,000 of 6% Debentures and 1,954,705 shares of Series B Preferred Stock (based on the market price of the Company's common stock and applicable discounts that apply to conversion of these securities as of September 27, 1999); 8,281,480 shares of common stock subject to a "lock-up" agreement until Jan 1, 2000, and shares issuable upon exercise of various stock options and warrants as described in Notes 10 and 11 to the Financial Statements. These securities are described in more detail in the Liquidity and Capital Resources section above, and the financial statements and Notes thereto. (See also the discussion contained in the immediately following Risk Factor describing potential dilution and other adverse effects of USWD's outstanding convertible securities.)

     USWD also has a Form SB-2 registration statement pending, but not yet effective with, the SEC (SEC File No. 333-81897) to register shares issuable upon conversion of Series A Preferred Stock, Series B Preferred Stock, 6% Debentures, various common stock purchase warrants and outstanding common stock (some of which are also presently saleable under SEC Rule 144). When declared effective, the registration will permit a large number of shares to be sold immediately into the market, as opposed to SEC Rule 144 sales which may be subject to volume limitations.

     The market for USWD's stock may not be strong enough to absorb all of the shares that may be offered by shareholders under Rule 144 or pursuant to USWD's pending SB-2 registration statement (if and when it becomes effective) or under USWD's presently effective S-8 registration statement. If an oversupply of shares develops, it is likely that the market price for the common stock will be depressed from its present levels.

USWD's Outstanding Convertible Preferred Stock and 6% Convertible Debentures, Options and Warrants Involve Possible Dilution and Other Possible Adverse Effects

     As noted above, USWD has a substantial number of outstanding rights to acquire its common stock in the form of Series A Preferred Stock, Series B Preferred Stock, 6% Convertible Debentures and various warrants and options. The holders of the Series A and B Preferred Stocks and the 6% Debentures are able to convert those securities into common stock at the market price less a discount percent ranging from 20% to 25% off market price at the time of conversion. Because of the "floorless" conversion feature of the Series A and B Preferred Stocks and the 6% Debentures, the lower the market price of the common stock on the date of conversion, the greater the number of shares that would need to be issued to honor the conversion. The conversion and subsequent sale of substantial numbers of shares would likely depress the market price for the common stock, thereby requiring the issuance of larger number of shares to honor conversion rights, which would then further adversely impact the market price for USWD stock.

     The holders of warrants and options exercisable for shares of common stock can also be expected to exercise their securities at a time when they can profit from a rise in the market price of the common stock with a resulting dilution in the interests of other shareholders. This could have the effect of depressing the market price for the common stock and cause dilution to holders of USWD common stock.

     USWD has in the past, and may be in the future, find it difficult to obtain additional financing on affordable terms because of the existence of these various instruments and rights.

USWD's Common Stock May Be Harder to Sell Because of the "Penny Stock Rules"

     Regulations under the Securities Exchange Act of 1934, as amended (the "1934 Act"), which are know as the "Penny Stock Rules," regulate the trading of "penny stocks," which are generally defined as any security not listed on a national securities exchange or NASDAQ, priced at less than $5.00 per share, and offered by an issuer with limited net tangible assets and revenue. USWD's common stock presently is classified as a "penny stock," and trading of it is therefore subject to the Penny Stock Rules. Under these rules, broker-dealers must take certain steps prior to selling a "penny stock" including (i) obtaining financial and investment information from the investor, (ii) obtaining a written suitability questionnaire and purchase agreement signed by the investor, (iii) providing the investor with a written identification of the shares being offered and the quantity; (iv) providing the customer with a written disclosure document containing SEC required disclosure as to risks involving investments in penny stocks; (v) providing written disclosure as to compensation of the broker and associated persons; and (vi) providing customer's whose accounts contain penny stocks with certain required disclosure on the account statements. If the Penny Stock Rules are not followed by the broker-dealer in conjunction with sales of a penny stock, the investor has no obligation to purchase the shares. Accordingly, the Penny Stock Rules may make it more difficult for broker-dealers to sell USWD's common stock in the secondary market and consequently may make it more difficult for a holder of a penny stock to dispose of the shares as and when the holder might desire to do so. In addition, the application of the Penny Stock Rules to the common stock could also impair USWD's ability to raise additional capital through the sale of common stock or securities convertible into common stock.

The Market  Price for,  and  Trading  Volume in,  USWD's  Common  Stock is Quite
Volatile

     The market price for USWD's common stock may not bear any relationship to any established valuation criteria such as assets, book value, or current earnings. USWD attributes the current market price for the common stock to anticipated benefits to USWD of its WEPS product offering and distribution strategy. Market prices and daily transaction volume in securities of small-cap emerging companies, including USWD, have historically been quite volatile.
General economic, industry and market conditions, as well as future announcements concerning USWD, its financial condition, prospects, contracts, competitors, technological innovations or new products or services, developments concerning proprietary rights, litigation involving USWD, or other factors may have a significant effect on the market price and sales volume of the common stock.

USWD has Never Paid Common Stock Dividends and Is Unlikely To Do So For the Foreseeable Future

     USWD has never paid cash or other dividends on its common stock. It is USWD's intention to retain any earnings to finance the operation and expansion of its business, and therefore, it does not expect to pay any cash dividends in the foreseeable future. In addition, the terms and conditions of the presently outstanding Series A Preferred Stock and Series B Preferred Stock will limit USWD's ability to pay dividends on the common stock.

USWD has a 32.6% Shareholder Who Is Able to Effectively Control USWD

     USWD is effectively controlled by Mr. John Liviakis, who currently owns approximately 32.6% of USWD's common stock (based on shares issued as of August 31, 1999). Through his stock ownership, Mr. Liviakis is able to effectively elect all of the directors of USWD and control USWD. Mr. Liviakis is also the principal owner of Liviakis Financial Communications, Inc., the firm with which USWD has had a financial consulting relationship since August 1997.

USWD Has Failed to File and Obtain Effectiveness of Various Registration Statements under the Securities Act of 1933 within Prescribed Periods, Thereby Subjecting the Company to Substantial Penalties, Including the Right of Certain Security Holders to Require USWD to Redeem Their Securities

     USWD has failed to file and/or obtain effectiveness of various registration statements that it has agreed to file for holders of its securities under the Securities Act of 1933 since December 1997. USWD agreed to file a registration statement covering the shares issuable upon conversion of its Series A Preferred Stock by March 10, 1998, which it filed as of May 7, 1998. USWD failed to obtain effectiveness of that registration statement by the prescribed date of May 11, 1998. A penalty in the form of a discount to the conversion price for the Series A Preferred Stock became effective, and the present conversion rate applicable to the Series A Preferred Stock is 75% of market price as of the date of conversion versus the original 80% of market price.

     USWD was unable to file a registration for the 6% Debentures thereby subjecting the Company to penalties and redemption rights as described in Note 5 to the Financial Statements. In the fourth quarter of fiscal 1999, USWD entered into an agreement with the purchasers of the Series B Preferred Stock and holders of the 6% Debentures to file a registration statement with the SEC covering the common stock underlying the Series B Preferred Stock, common stock purchase warrants issued at the same time as the Series B Preferred Stock, and 6% Debentures, within 30 days of May 6, 1999, to be effective within 90 days of May 6, 1999 (which was extended to May 11, 1999). USWD filed the required registration statement as of June 30, 1999. The Company accrued $74,000 related to the late filing penalty and is currently subject to penalties on late effectiveness commencing August 6, 1999. The penalties range from 2% to 3% of the original purchase price of the security and will be accrued as interest expense in subsequent periods. As of October 10, 1999, the registration statement had not been declared effective thereby entitling holders of the Series B Preferred Stock to redeem their shares at $1.25 per share plus accrued penalties and dividends, approximately $2,500,000, and holders of the 6% Debentures to redeem the current $1,800,000 face amount at 120% plus accrued penalties and interest. The Company intends to file an amended registration statement with the SEC as soon as practicable.

ITEM 7:  FINANCIAL STATEMENTS

         Report of Independent Accountants - fiscal 1999......     34

         Report of Independent Accountants - fiscal 1998......     35

         Balance Sheet as of
                   June 30, 1999 and 1998.....................     37

         Statement of Operations for the fiscal year ended
                  June 30, 1999 and 1998......................     38

         Statement of Changes in Stockholders' Deficit for the
                  fiscal year ended June 30, 1999 and 1998....     40

         Statement of Cash Flows for the fiscal year ended
                  June 30, 1999 and 1998......................     41

         Notes to Financial Statements........................     43

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 5, 1999, USWD dismissed PricewaterhouseCoopers LLP ("PWC") as its independent accountants. The reports of PWC on USWD's financial statements for the two fiscal years ending June 30, 1998 and 1997 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports of PWC included a reference to a substantial doubt about USWD's ability to continue as a going concern. In connection with its audits for the two most recent fiscal years and through August 5, 1999, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PWC would have caused them to make reference thereto in their report on the financial statements for such years.

     USWD requested that PWC furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. PWC furnished USWD with such a letter, dated August 20, 1999, a copy of which was filed by USWD as Exhibit 16 to a Current Report on Form 8-KA filed by USWD as of August 20, 1999.

     USWD engaged M.R. Weiser & Co., LLP ("M.R. Weiser"), as its new independent accountants as of August 5, 1999. In connection with its audit for the fiscal year ended June 30, 1999, there have not been any disagreements with M.R. Weiser on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M.R. Weiser would have caused them to make reference thereto in their report on the financial statements for such year.

     USWD's Board of Directors recommended and approved the decision to change independent accountants.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of U.S. Wireless Data, Inc.

     We have audited the accompanying balance sheet of U.S. Wireless Data, Inc. as of June 30, 1999, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Wireless Data, Inc. as of June 30, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and at June 30, 1999, has an accumulated deficit, a net capital deficiency, negative working capital and has defaulted on certain obligations which, among other things, cause the balance to become due on demand. Furthermore, the Company has redeemable preferred stock outstanding that could require the Company to redeem the shares. As set forth in Note 1, if the holders of the Series B Preferred Stock and/or the holders of the 6% Debentures redeem their securities, the Company would not currently be able to fund such redemption. Furthermore, as set forth in Note 1, the Company has concluded that the implementation of its business plan is dependent on a significant debt or equity financing in the immediate future. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ M.R.Weiser&Co.LLP
M.R.Weiser&Co.LLP

New York, New York
August 26, 1999, except for the last paragraph of note 18 which is as of October 10, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of U.S. Wireless Data, Inc.

     In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of U.S. Wireless Data, Inc. at June 30, 1998, and the results of its operations and its cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of U.S. Wireless Data, Inc. for any period subsequent to June 30, 1998.

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


/s/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

San Jose, California
November 6, 1998


                                      U.S. WIRELESS DATA, INC.
                                           BALANCE SHEETS

                                                                                                                 June 30,
ASSETS                                                                                                 1999                   1998
------                                                                                                 ----                   ----
Current assets:
     Cash ..............................................................................         $    425,000          $      4,000
     Accounts receivable, net of allowance for doubtful
       accounts of $43,000 (1999); and $22,000 (1998) ..................................              178,000                55,000
     Inventory .........................................................................              215,000               480,000
     Other current assets ..............................................................               14,000               187,000
     Escrow held for payment of professional fees ......................................              112,000                  --
                                                                                                 ------------          ------------
                 Total current assets ..................................................              944,000               726,000
Processing units - deployed, net .......................................................              408,000               517,000

Property and equipment, net ............................................................              405,000               253,000
Other assets ...........................................................................               14,000                69,000
                                                                                                 ------------          ------------

Total assets ...........................................................................         $  1,771,000          $  1,565,000
                                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
         Accounts payable ..............................................................         $  1,198,000          $  1,506,000
         Accrued liabilities ...........................................................              413,000             1,735,000
         Borrowings, current portion ...................................................            2,272,000               452,000
         Other current liabilities .....................................................              450,000                  --
                                                                                                 ------------          ------------
                  Total current liabilities ............................................            4,333,000             3,693,000
Borrowings, long-term portion ..........................................................               25,000                45,000
                                                                                                 ------------          ------------
Total liabilities ......................................................................            4,358,000             3,738,000
                                                                                                 ------------          ------------

Redeemable preferred stock:
    Series B 6% cumulative  convertible  redeemable  preferred stock,
    $1.00 par value, 5,000,000 shares authorized,  1,954,705 shares issued and outstanding at June 30, 1999. Redeemable at
    approximately $2,461,000  ..........................................................            1,587,000                  --
Redeemable common stock and warrants ...................................................                 --                 372,000
                                                                                                 ------------          ------------

Commitments and contingencies (Notes 14,15,16 and 18)

Stockholders' deficit:
    Preferred stock, at $1.00 stated value,15,000,000 authorized,
        752,000 (1999) and 3,060,000 (1998) Series A
        issued and outstanding .........................................................              752,000             3,060,000
    Common stock, at $1.00 stated value, 40,000,000 shares
        authorized, 17,816,075 (1999) and 12,195,358
        (1998) shares issued and outstanding ...........................................           17,816,000            12,195,000
    Common stock to be distributed (243,000 shares) ....................................              243,000                  --
    Additional paid-in capital .........................................................           12,082,000            10,222,000
    Accumulated deficit ................................................................          (35,067,000)          (28,022,000)
                                                                                                 ------------          ------------
                  Total stockholders' deficit ..........................................           (4,174,000)           (2,545,000)
                                                                                                 ------------          ------------

Total liabilities and stockholders' deficit ............................................         $  1,771,000          $  1,565,000
                                                                                                 ============          ============

     The accompanying notes are an integral part of the financial statements


                                      U.S. WIRELESS DATA, INC.
                                      STATEMENTS OF OPERATIONS

                                                                                     For the year ended June 30,
                                                                                   1999                      1998
                                                                                   ----                      ----
Net revenues:
     Product sales ............................................              $    770,000               $    650,000
     Services .................................................                   654,000                    259,000
                                                                             ------------               ------------
                                                                                1,424,000                    909,000
                                                                             ------------               ------------
Cost of revenues:
     Product sales ............................................                   373,000                    786,000
     Services .................................................                   655,000                    122,000
                                                                             ------------               ------------
                                                                                1,028,000                    908,000
                                                                             ------------               ------------

         Gross profit .........................................                   396,000                      1,000
                                                                             ------------               ------------

Operating expenses:
     Selling, general and administrative ......................                 4,655,000                  8,408,000
     Research and development .................................                   461,000                    295,000
     Litigation settlement ....................................                    49,000                  1,353,000
                                                                             ------------               ------------

                                                                                5,165,000                 10,056,000
                                                                             ------------               ------------
         Loss from operations .................................                (4,769,000)               (10,055,000)

Interest expense ..............................................                (1,528,000)                  (778,000)
Other income(expense) .........................................                     5,000                   (167,000)
                                                                             ------------               ------------

Loss before extraordinary gain ................................                (6,292,000)               (11,000,000)

    Extraordinary gain ........................................                   807,000                       --
                                                                             ------------               ------------
Net loss ......................................................                (5,485,000)               (11,000,000)

    Preferred stock dividends .................................                (1,446,000)                   (61,000)
                                                                             ------------               ------------

Net loss available to common stockholders .....................              $ (6,931,000)              $(11,061,000)
                                                                             ============               ============

    Basic and diluted net loss per share, (after
    provision for preferred stock dividends)
    Loss before extraordinary gain ............................              $      (0.57)              $      (1.18)
    Extraordinary gain ........................................                      0.06                       --
                                                                             ------------               ------------
    Net loss available to common stockholders .................              $      (0.51)              $      (1.18)
                                                                             ============               ============
Weighted average common shares outstanding-
basic and diluted .............................................                13,597,000                  9,369,000
                                                                             ============               ============


     The accompanying notes are an integral part of the financial statements


                                           U.S. WIRELESS DATA, INC.
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                         Series A
                                                                      Preferred Stock               Common Stock
                                                                   Shares          Amount       Shares        Amount
                                                                   ------          ------       ------        ------
Balance at June 30, 1997 ....................................         --     $       --       5,613,952   $  5,614,000

Issuance of common stock for cash ...........................         --             --       1,428,571      1,428,000
Issuance of common stock for services .......................         --             --       2,621,429      2,621,000
Issuance of common stock for litigation settlement and
  related  note conversion ..................................         --             --         679,800        680,000
Reclassification of redeemable common stock and warrants ....         --             --        (128,307)      (128,000)
Exercise of stock options ...................................         --             --         340,640        341,000
Exercise of stock warrants ..................................         --             --       1,203,947      1,204,000
Issuance of common stock for conversion of notes payable ....         --             --         422,257        422,000
Issuance of common stock for interest on debenture ..........         --             --          13,069         13,000
Sale of common stock repurchase right .......................         --             --            --             --
Issuance of convertible debentures ..........................         --             --            --             --
Issuance of warrants for services ...........................         --             --            --             --
Issuance of Series A preferred stock ........................    3,060,000      3,060,000          --             --
Payment of notes receivable .................................         --             --            --             --
Net loss ....................................................         --             --            --             --
Preferred stock dividend ....................................         --             --            --             --
                                                              ------------   ------------  ------------   ------------
Balance at June 30, 1998 ....................................    3,060,000      3,060,000    12,195,358     12,195,000
Conversion of Series A preferred stock to common stock ......   (1,475,000)    (1,475,000)    1,322,752      1,323,000
Redemption of Series A preferred stock ......................     (833,000)      (833,000)         --             --
Issuance of common stock and warrants for services ..........         --             --         320,000        320,000
Issuance of shares for Series A preferred stock dividend ....         --             --          27,528         28,000
Issuance of common stock ....................................         --             --         475,000        475,000
Exercise of stock warrants ..................................         --             --         408,459        408,000
Exercise of stock options ...................................         --             --           5,000          5,000
Issuance of common stock in conversion of bridge loan .......         --             --       2,933,671      2,934,000
Issuance of stock options for services ......................         --             --            --             --
Issuance of warrants for services ...........................         --             --            --             --
Issuance of warrants in consideration of Series B preferred
  stock .....................................................         --             --            --             --
Series B preferred stock "in the money conversion feature" ..         --             --            --             --
Series A preferred stock dividend declared ($.08 per share) .         --             --            --             --
Series B preferred stock dividend declared($.01 per share) ..         --             --            --             --
Issuance of warrants with 6% convertible debenture ..........         --             --            --             --
6% convertible subordinated debentures "in the money
  conversion feature" .......................................         --             --            --             --
Accretion of mandatorily redeemable preferred stock .........         --             --            --             --
Net loss ....................................................         --             --            --             --
Expiration of  "put" feature on redeemable common stock .....         --             --          44,807         45,000
Reclassification of redeemable common stock .................         --             --          83,500         83,000
                                                              ------------   ------------  ------------   ------------
Balance at June 30, 1999 ....................................      752,000   $    752,000    17,816,075   $ 17,816,000
                                                              ============   ============  ============   ============




                                                               Additional       Common         Note
                                                                 Paid in      Stock to be   Receivable    Accumulated
                                                                 Capital      Distributed   Stockholder      Deficit        Total
                                                               ----------     -----------   -----------   -----------       -----
Balance at June 30, 1997 .................................... $ 10,613,000   $       --        (28,000)  $(16,961,000) $   (762,000)

Issuance of common stock for cash ...........................     (929,000)          --           --             --         499,000
Issuance of common stock for services .......................     (810,000)          --           --             --       1,811,000
Issuance of common stock for litigation settlement and
  related  note conversion ..................................      875,000           --           --             --       1,555,000
Reclassification of redeemable common stock and warrants ....     (244,000)          --           --             --        (372,000)
Exercise of stock options ...................................     (167,000)          --           --             --         174,000
Exercise of stock warrants ..................................   (1,190,000)          --           --             --          14,000
Issuance of common stock for conversion of notes payable ....     (186,000)          --           --             --         236,000
Issuance of common stock for interest on debenture ..........       62,000           --           --             --          75,000
Sale of common stock repurchase right .......................    1,240,000           --           --             --       1,240,000
Issuance of convertible debentures ..........................      622,000           --           --             --         622,000
Issuance of warrants for services ...........................      753,000           --           --             --         753,000
Issuance of Series A preferred stock ........................     (417,000)          --           --             --       2,643,000
Payment of notes receivable .................................         --             --         28,000           --          28,000
Net loss ....................................................         --             --           --      (11,000,000)  (11,000,000)
Preferred stock dividend ....................................         --             --           --          (61,000)      (61,000)
                                                              ------------   ------------  -----------   ------------  ------------
Balance at June 30, 1998 ....................................   10,222,000           --           --      (28,022,000)   (2,545,000)
Conversion of Series A preferred stock to common stock ......      183,000           --           --          (31,000)         --
Redemption of Series A preferred stock ......................      (53,000)          --           --         (114,000)   (1,000,000)
Issuance of common stock and warrants for services ..........    1,157,000           --           --             --       1,477,000
Issuance of shares for Series A preferred stock dividend ....       77,000           --           --             --         105,000
Issuance of common stock ....................................     (159,000)          --           --             --         316,000
Exercise of stock warrants ..................................     (243,000)          --           --             --         165,000
Exercise of stock options ...................................       (4,000)          --           --             --           1,000
Issuance of common stock in conversion of bridge loan .......   (1,173,000)          --           --             --       1,761,000
Issuance of stock options for services ......................      449,000           --           --             --         449,000
Issuance of warrants for services ...........................      264,000           --           --             --         264,000
Issuance of warrants in consideration of Series B preferred
  stock .....................................................      168,000           --           --             --         168,000
Series B preferred stock "in the money conversion feature" ..      391,000           --           --         (391,000)         --
Series A preferred stock dividend declared ($.08 per share) .      354,000         43,000         --         (439,000)      (42,000)
Series B preferred stock dividend declared($.01 per share) ..         --             --           --          (14,000)      (14,000)
Issuance of warrants with 6% convertible debenture ..........      218,000           --           --             --         218,000
6% convertible subordinated debentures "in the money
  conversion feature" .......................................      279,000           --           --             --         279,000
Accretion of mandatorily redeemable preferred stock .........         --             --           --         (571,000)     (571,000)
Net loss ....................................................         --             --           --       (5,485,000)   (5,485,000)
Expiration of  "put" feature on redeemable common stock .....      (45,000)          --           --             --            --
Reclassification of redeemable common stock .................       (3,000)       200,000         --             --         280,000
                                                              ------------   ------------  -----------   ------------  ------------
Balance at June 30, 1999 .................................... $ 12,082,000   $    243,000  $      --     $(35,067,000) $ (4,174,000)
                                                              ============   ============  ===========   ============  ============


     The accompanying notes are an integral part of the financial statements



                                 U.S. WIRELESS DATA, INC.
                                 STATEMENTS OF CASH FLOWS


                                                                                                     For the year ended June 30,
                                                                                                    1999                    1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .......................................................................           $ (5,485,000)           $(11,000,000)
    Adjustments to reconcile net loss to net cash used in
      Operating activities:
       Depreciation and amortization ...............................................                301,000                 111,000
       Non-cash consulting services and other ......................................              1,652,000               2,734,000
       Non-cash compensation expense-variable stock option .........................             (1,327,000)              1,327,000
       Non-cash interest expense ...................................................              1,307,000                 654,000
       Non-cash litigation expense .................................................                   --                 1,353,000
       Non-cash reduction of payment due supplier ..................................               (240,000)                   --
       Extraordinary gain ..........................................................               (807,000)                   --
       Changes in current assets and liabilities:
          Accounts receivable ......................................................               (123,000)                 77,000
          Inventory ................................................................                284,000                (271,000)
          Other current assets .....................................................                111,000                 (85,000)
          Accounts payable .........................................................               (307,000)              1,153,000
          Accrued liabilities ......................................................                745,000                 281,000
                                                                                               ------------            ------------
          Net cash used in operating activities ....................................             (3,889,000)             (3,666,000)
                                                                                               ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment ..........................................                (47,000)               (256,000)
       Processing units - deployed .................................................                (81,000)               (564,000)
       Increase in other assets ....................................................                (57,000)                (58,000)
                                                                                               ------------            ------------
          Net cash used in investing activities ....................................               (185,000)               (878,000)
                                                                                               ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock ......................................                 27,000                 664,000
       Proceeds from sale of common stock repurchase right .........................                   --                 1,240,000
       Principal payment on borrowings .............................................               (149,000)                   --
       Net proceeds from issuance of debt ..........................................              3,141,000               2,623,000
       Net proceeds from issuance of convertible debenture .........................              1,800,000                    --
       Payment of note receivable from stockholder .................................                   --                    28,000
       Net proceeds from issuance of Series B preferred stock ......................                676,000                    --
       Payment of note payable .....................................................                   --                   (13,000)
       Redemption of Series A preferred stock ......................................             (1,000,000)                   --
                                                                                               ------------            ------------
          Net cash provided by financing activities ................................              4,495,000               4,542,000
                                                                                               ------------            ------------

Net increase(decrease) in cash .....................................................                421,000                  (2,000)

Cash at beginning of year ..........................................................                  4,000                   6,000
                                                                                               ------------            ------------

Cash at end of year ................................................................           $    425,000            $      4,000
                                                                                               ============            ============

Supplemental disclosure of non-cash financing and investing activities:

Year ended June 30, 1999

1. Conversion of $2,567,000 notes payable and interest to 2,934,000 shares of common stock.
2. Conversion of 1,475,000 shares of Series A preferred stock to 1,323,000 shares of common stock.
3.   Conversion of redeemable warrants to 400,000 shares of common stock.
4.   Expiration of put rights on 45,000 shares of redeemable common stock.
5.   Relinquishment of put rights on 83,000 shares of redeemable common stock.
6. Issuance of warrants to purchase 300,000 shares of common stock to purchaser of Series B preferred stock.
7. Recording of "in the money conversion feature" on Series B preferred stock for $391,000.
8. Series A Preferred stock redemption premium of $167,000 and reclassification of paid in capital to retained earnings of $114,000.
9. The majority shareholder agreed to transfer a total of 443,000 shares of the Company's common stock owned by him to the finder who located the cash purchaser of the Series B preferred Stock. The shares had a value of $360,000 on date of transfer.
10.  Declaration of $137,000 dividends on Series A and Series B preferred stock.
11.  Purchase of software in exchange for 375,000 shares of common stock.
12.  Accretion on mandatorily redeemable preferred stock of $571,000

Year Ended June 30, 1998

1.   Conversion of $50,000 notes payable to 75,000 shares of common stock.
2. Conversion of $3,060,000 convertible debentures to 3,060,000 shares of preferred stock.
3.   Conversion of $202,000 note payable to 496,221 shares of common stock.
4.   Conversion of $164,000 note payable to 328,750 shares of common stock


     The accompanying notes are an integral part of the financial statements

                            U.S. WIRELESS DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

     U.S. Wireless Data, Inc. (the "Company" or "USWD") was incorporated in the state of Colorado on July 30, 1991. The Company is in the business of providing products and services to enable the use of wireless technology for electronic payment and other transactions. USWD is a terminal-neutral, transport-neutral and processor-neutral enabler of wireless transaction processing services through the creation of what USWD calls Wireless Express Payment ServiceSM (WEPSSM, "WEPS"). WEPS is a comprehensive and integrated suite of wireless transport services and network technology designed to deliver payment transactions securely and efficiently between a merchant's location and a payment processor.

Financial Condition

     The Company continues to have difficulties due to its financial condition and lack of liquidity. The Company has incurred recurring losses from operations, has an accumulated deficit of approximately $35 million, a net capital deficiency of $4,174,000 and negative working capital of $3,389,000 at June 30, 1999, and has limited financial resources. The Company had defaulted on certain obligations related to filing of a registration statement on its 6% Convertible Subordinated Debentures, as of January 18, 1999, which caused the debt to become due on demand although this default was waived by the 6% Debenture holders as of May 6, 1999. If, as of October 10, 1999, a registration statement covering the common stock underlying the Series B Preferred Stock, 6% Debentures and other unregistered securities had not been declared effective, thereby entitling holders of the Series B Preferred Stock to redeem their shares at $1.25 per share plus accrued penalties and dividends, approximately $2,500,000, and holders of the 6% Debentures to redeem the $1,800,000 face amount at 120% plus accrued penalties and interest. If the holders of the Series B preferred Stock and/or the holders of the 6% Debentures redeem their securities, the Company would not currently be able to fund such redemption. During the implementation of the new business plan, the Company expects expenses to remain at a higher level than revenues. The implementation of USWD's business plan is dependent on a significant debt or equity-financing event in the immediate future.

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

     The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should USWD be unable to continue as a going concern.

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

     The Company maintains its cash balances with certain financial institutions. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to approximately $444,000 at June 30, 1999. No uninsured balances were present at June 30, 1998.

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

Processing Units Deployed

     Until the third quarter of fiscal 1999, merchants that subscribed to the Company's credit card processing service usually received a TRANZ Enabler unit that provides the wireless communications and processing functionality. As these units are deployed at a customer location, the asset value is transferred from inventory to "Processing units - deployed" and depreciated via a charge to Cost of Revenue over its estimated useful life of 48 months. The Company retains title to the TRANZ Enabler units and earns usage income on the units while they are deployed at the customer location. With the evolution of the Company's business plan to distribution through merchant acquirers, the Company phased out the sale of credit card offerings direct to merchants and the associated "deployment" of the TRANZ Enabler.

Impairment of Long-lived Assets

     The Company evaluates the recoverability of its long-lived assets and recognizes an impairment in the event the net book value of such assets exceeds the future undiscounted cash flow attributable to such assets.

Revenue Recognition and Major Customers

     Revenue from product sales is generally recognized upon shipment of products to customers. Service revenue consists primarily of transaction-based fees, one-time activation fees and monthly subscription fees. Service revenue related to transactions processed or activation fees are recognized in the period the services are provided. During fiscal 1998, Cardservice International, Inc. ("CSI") accounted for 20% of revenue. During fiscal 1999, CSI accounted for 40% of revenues.

Research and Development Costs

     Research and development costs are expensed as incurred.

Income Taxes

     The Company accounts for income taxes under the liability method, which requires recognition of deferred taxes and liabilities for the income tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts.

Net Loss Per Share

     Earnings (loss) per common share (EPS) is computed using Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company's stock options and warrants and assumed conversion of convertible securities. During fiscal 1998 and 1999 such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options, warrants and conversions could potentially dilute earnings per share in the future.

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

Accounting Standards Changes

     In fiscal 1999, the Company adopted the following Statements of Financial Accounting Standards ("SFAS"):

     SFAS 130, Reporting Comprehensive Income, which requires the components of comprehensive income to be disclosed in the financial statements.

     SFAS  131,   Disclosures  about  Segments  of  an  Enterprise  and  Related
Information, which requires disclosures of certain information about the Company's operating segments on a basis consistent with the way in which the Company is managed and operated.

New Pronouncements

     In April 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-up Activities. This statement, which is effective for fiscal years beginning after December 15, 1998, requires that such costs be expensed as incurred. The Company will adopt the provisions of SOP 98-5 in its fiscal year ending June 30, 2000, and does not expect such adoption to have a material effect on the Company's reported results of operations, financial position, or cash flows.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Financial Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, Deferral of the Effective Date of SFAS 133, which amends SFAS 133 by deferring the effective date to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

     In March 1998, AcSEC issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement, which is effective for fiscal years beginning after December 15, 1998, requires that certain costs of developing or obtaining software for internal use be capitalized. The Company will adopt the provisions of SOP 98-1 in its fiscal year ending June 30, 2000, and does not expect such adoption to have a material effect on the Company's reported results of operations, financial position, or cash flows.

Advertising Expense

     Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 1999 and 1998 amounted to approximately $45,000 and $24,000.

NOTE 2.  INVENTORY

                                                               June 30,
                                                         1999           1998
                                                         ----           ----
Inventory consists of:
   Raw material .................................   $   144,000    $   153,000

   Finished goods ...............................       331,000        556,000
   Spare parts and accessories ..................          --            8,000
   Lower of cost or market reserve ..............      (260,000)      (237,000)
                                                     -----------   -----------
                                                    $   215,000    $   480,000
                                                     ===========   ===========

     The Company has established a reserve against finished goods and raw materials to reflect the estimated net realizable value of the inventory as of June 30, 1999 and 1998, based on the then current selling prices.

NOTE 3.  PROCESSING UNITS DEPLOYED AND PROPERTY AND EQUIPMENT

                                                                 June 30,
                                                            1999          1998
                                                            ----          ----
Processing units deployed consists of:
   Processing units deployed .......................... $  600,000   $  564,000
   Less: accumulated depreciation .....................   (192,000)     (47,000)
                                                        ----------   ----------
                                                        $  408,000   $  517,000
                                                        ==========   ==========
Property and equipment consists of:
  Equipment and furniture ............................. $  509,000   $  523,000
  Tooling .............................................       --        124,000
  Demo equipment ......................................     28,000       28,000
  Less:  accumulated depreciation and amortization ....   (132,000)    (422,000)
                                                        ----------   ----------
                                                        $  405,000   $  253,000
                                                        ==========   ==========

NOTE 4.  ACCRUED LIABILITIES

                                                                 June 30,
                                                             1999        1998
Accrued liabilities consists of:
    Accrued compensation ..............................  $  143,000  $  224,000
    Accrued compensation - stock option ...............        --     1,327,000
    Accrued consulting fees ...........................      65,000        --
    Accrued professional fees .........................     130,000     112,000
    Accrued Series B Preferred stock penalty ..........      74,000        --
    Other .............................................       1,000      72,000
                                                         ----------  ----------
                                                         $  413,000  $1,735,000
                                                         ==========  ==========

NOTE 5.  BORROWINGS


Borrowing consist of the following:                              June 30,
Current portion:                                             1999          1998
                                                             ----          ----

  Note payable - supplier - OMRON ....................  $    2,000  $   375,000
  Note payable - investors - RBB .....................     250,000         --
  Note payable - entrenet ............................        --         62,000
  Note payable - lawsuit settlement ..................      20,000       15,000
  Convertible debenture ..............................   2,000,000         --
                                                        ----------  -----------
                                                        $2,272,000  $   452,000
                                                        ==========  ===========

Long-term portion - lawsuit settlement ...............  $   25,000  $    45,000
                                                        ==========  ===========

     Note Payable - Supplier - OMRON

          The note payable to a supplier was in default at June 30, 1998. The Company continued to accrue monthly interest payments. During August 1998, the Company and the supplier reached an agreement to cure the default with a restructuring of the terms of the note that reduced the balance due by $240,000. This adjustment was recorded as a credit to cost of revenue. The Company paid the remaining principal balance and owes $47,000 of interest payable as of June 30, 1999 which is included in accounts payable.

     Note Payable - Investors - RBB

          In July 1998, the Company obtained a bridge loan in the amount of $250,000 from a holder of the Series A Preferred Stock. The Company issued a warrant to purchase 20,000 shares of common stock at $4.375 per share, exercisable through September 9, 2001, in connection with the borrowing. The warrant had a fair value of $52,000 at date of issuance which has been recorded as interest expense. The warrant contains anti-dilution provisions and "piggyback" registration rights applicable to the common stock issuable upon exercise of the warrant. The Company used the proceeds from the 6% Convertible Subordinated Debentures to pay off the bridge loan during July 1998.

          On March 12, 1999, USWD borrowed $250,000 from RBB Bank Aktiengesellschaft, which is the agent for the holders of certain shares of USWD's Series A Preferred Stock, $1,000,000 of the 6% Debentures, and 227,000 shares of Series B Preferred Stock, through a $250,000 promissory note bearing interest at 10% per annum due July 12, 1999 or upon obtaining certain financing. Liviakis Financial Communications, Inc. agreed to guarantee the note. The Company issued 50,000 shares of common stock with a fair market value of $44,000 at date of closing to RBB Bank which was recorded as interest expense. RBB Bank agreed to waive the right to immediate repayment of the $250,000 note (which was originally payable upon completion of the next funding received by USWD of at least $1,000,000). RBB Bank agreed to forebear initiating an action against USWD to collect the amount due until the earlier of receipt by USWD of funding in the aggregate of at least $2,500,000, or December 1, 1999.

     Note Payable - entrenet

          On March 12, 1998, the Company entered into an agreement with entrenet to provide business and financial consulting services to the Company and to assist the Company in locating additional financing. The term of the agreement was for six months and renews for additional six-month terms unless at least 60 days notice is given to terminate the agreement prior to the end of a term. The Company paid this in full in July 1998. The agreement was terminated in September 1998.

     Note Payable - Lawsuit Settlement

          As part of a lawsuit settlement, the Company executed a $60,000 note payable in September 1997 which is due in installments as follows: $5,000 due March 17, 1998; $10,000 due September 17, 1998; $20,000 due September 17, 1999; and $25,000 due September 17, 2000. The first two installments, due in March 1998 and September 1998, were paid during the first quarter of fiscal 1999.

     6% Convertible Subordinated Debentures

          In July 1998, USWD completed a private offering of $2,000,000 of 6% Convertible Subordinated Debentures ("6% Debentures") due July 21, 2000 and warrants to purchase 100,000 shares of common stock at $4.50 per share which expire on July 21, 2001. The shares of common stock underlying the 6% Debentures and warrants carry registration rights. The 6% Debentures are subordinated to generally all other obligations of the Company excluding obligations to any subsidiary of the Company and obligations with respect to shares of capital stock of the Company. The net proceeds to USWD from the offering were approximately $1.8 million. The Company used approximately $250,000 of the proceeds from the offering to pay off the $250,000 bridge loan. The warrants had a fair value of $218,000 at date of issuance which was being recognized as interest expense over the term of the 6% Debentures. The Company also issued a warrant to purchase 60,000 shares of its common stock at $4.50 per share expiring on July 21, 2001 to the finder which assisted the Company with the private placement. The shares underlying the warrant have "piggyback" registration rights. The fair value of the warrant was approximately $131,000 at date of issuance and was being expensed to operations over the term of the 6% Debentures.

          The 6% Debentures include an "in the money" conversion feature which allows the holder to convert to common stock at an initial discount of 20% from fair market value, as defined. The value of the "in the money" conversion feature approximated $279,000 and was recognized as interest expense. The Company also agreed to a 2% cash penalty if USWD was unable to obtain an effective registration statement on the shares within 120 days from the issue date and an additional 3% for every 30-day period thereafter until the registration statement is effective. In the event the registration statement is not effective within 180 days of July 21, 1998, the holders can require redemption by USWD at an amount equal to 120% of the face value, plus accrued interest.

          The Company had a commitment to file a registration statement with the Securities and Exchange Commission by October 7, 1998, with effectiveness by November 18, 1998, covering the shares of common stock issuable upon conversion of the 6% Debentures and related warrants. A registration was not effective with the Securities and Exchange Commission by that date, and USWD became obligated to pay a cash penalty of two percent (2%) of the face amount of the 6% Debentures and thereafter an amount equal to three percent (3%) of the face amount for every thirty calendar days (or any fraction thereof) until the registration is effective. USWD had not filed or obtained effectiveness of a registration statement by January 18, 1999, thereby giving the holders the right to require USWD to redeem the 6% Debentures at 120% of face value plus accrued and unpaid interest and penalties to the date of redemption. Therefore, the Company recorded this 20% premium as interest expense in the amount of $400,000 in January 1999. In addition, the Company expensed the remaining unamortized debt issuance cost of approximately $279,000 and unamortized debt discount of approximately $145,000 due to the debt being redeemable for failure to obtain effectiveness of the registration statement. The Company also recorded $340,000 in penalties as of June 30, 1999 for this obligation. On May 6, 1999, USWD and the 6% Debenture holders agreed to convert all the accrued interest and penalties into shares of the Company's Series B Preferred Stock. The Company issued 454,705 shares of Series B Preferred Stock at $1.00 per share to compensate the 6% Debenture holders for the penalties and interest owed on the 6% Debentures through June 30, 1999. As part of this agreement, the 6% Debenture holders agreed to adopt the default timetable and remedies defined in the Series B Preferred Stock purchase agreement and to waive their rights under certain prior defaults. In connection with the 20% redemption premium noted above, the Company reversed the $400,000 accrual as a credit to interest expense in the fourth quarter of fiscal 1999 related to the waiver. See also Note 18, "Subsequent Events," below.

NOTE 6.  OTHER CURRENT LIABILITIES

     Other current liabilities consist of deposits for the purchase of 727,273 shares of common stock of the Company which were issued in the first quarter of fiscal 2000.

NOTE 7.  SERIES A PREFERRED STOCK

     The Company has authorized 15,000,000 shares of no par value preferred stock, of which 4,000,000 shares have been designated as Series A Cumulative Convertible Redeemable Preferred Stock ("the Series A Preferred Stock") with a stated value of $1.00 per share. On February 9, 1998, the Company issued 3,060,000 shares of its Series A Preferred Stock in exchange for all $3,060,000 of the Company's 8% Convertible Debentures. The 8% Debentures were issued in December 1997. Net proceeds approximated $2.6 million. Interest on the debentures was settled with 13,000 shares of common stock valued at $75,000. The debentures included an "in the money" convertible option valued at $622,000 on date of issuance, which allowed the holder to convert preferred shares to common shares at a discount from fair market value. Non-cash interest expense of approximately $622,000 was recognized in fiscal 1998 related to this debenture.

     In conjunction with the Series A Preferred Stock, on August 7, 1998, the Company registered 7,240,356 shares of common stock for sale solely by certain security holders. This offering resulted in no proceeds to the Company. All costs relating to the registration, estimated to be approximately $140,000, were borne by the Company.

Registration Rights

     USWD entered into an agreement with the purchasers of the Series A Preferred Stock to file a registration statement with the SEC covering the underlying common stock within 90 days of December 10, 1997 (which was March 10,
1998). USWD agreed to use its best efforts to obtain effectiveness of the registration statement. If USWD was unable to do so within 150 days of December 10, 1997 (which was May 11, 1998), the Conversion Price for the Series A Preferred Stock is discounted by 2% off the then-existing Conversion Price for each thirty day period (or fraction of any thirty day period) during which the registration statement is not effective after such 150th day. This discount then applies thereafter to determine the Conversion Price applicable to the Series A Preferred Stock. USWD did not file the registration statement by March 10, 1998, nor obtain its effectiveness by May 11, 1998, and as a result the Conversion Price became fixed at 75% of the Market Price. USWD is to use its best efforts to maintain effectiveness of the registration statement for 16 months from June 30, 1998. All expenses of the registration are to be borne by USWD, except for selling expenses, commissions or counsel fees incurred by or on behalf of the holders of Series A Preferred Stock. Holders of the Series A Preferred Stock have the right to be included in an unlimited number of "piggyback registrations" if and when USWD registers any securities for its own account or for any other selling security holders, subject to certain limitations in the event that such a registration is for an underwritten offering of securities.

     As described above, the Company filed a registration statement on Form SB-2 with the SEC on May 14, 1998 (SEC File No. 333-52625) to register up to 1,030,310 shares of common stock previously issued or issuable on conversion of, or as dividends on, the Series A Preferred Stock. 6,210,046 additional shares of common stock were included in the registration statement to honor "piggyback" registration rights granted to other holders of the Company's previously issued securities. The registration statement became effective with the SEC as of August 7, 1998. A total of 239,961 shares of Common Stock issued on conversion of, or as dividends on, the Series A Preferred Stock were sold under the registration statement. The registration statement was done solely to allow the shares to be resold by selling security holders. The Company filed a post-effective amendment to the registration statement on June 24, 1999 to remove all but the 239,961 shares of common stock that were sold under it.

     The Company filed a new registration statement on Form SB-2 on June 30, 1999 (SEC File No. 333-81897) which has not become effective. This registration statement included up to 1,074,617 shares of common stock that are issuable on conversion of, or as dividends on, the Series A Preferred Stock. See also: Note 5 - Borrowings - 6% Convertible Subordinated Debentures; and Note 8 - Series B Cumulative Convertible Redeemable Preferred Stock.

Conversion

     Each share of Series A Preferred Stock is convertible at the election of the holder into common stock based on the face value of the Series A Preferred Stock being converted, at a rate equal to the lesser of $6.00 per share or 75% of the average of the closing bid price of the common stock as reported on the OTC Electronic Bulletin Board or, if available, the closing bid price as quoted on NASDAQ or any other national securities exchange upon which the common stock is then listed, over the five trading days prior to conversion. A minimum conversion price of $3.76 per share was in effect from the issuance date through September 6, 1998. Between April 1, 1999 through June 30, 1999, 37,716 shares of Series A Preferred stock were converted to 58,860 shares of common stock. During the fiscal year 1999, approximately 1,475,000 shares of Series A Preferred Stock were converted into 1,322,752 of common stock at various price levels. The common stock issued upon conversion included common stock issuable as dividends accrued on the Series A Preferred Stock at time of conversion.

Dividends

     Holders of Series A Preferred Stock are entitled to receive cumulative quarterly dividends upon declaration by the Board of Directors at an annual rate of 8% per share which was reduced to 4% per share on August 7, 1998, the effective date of the SEC registration statement covering the common stock reserved for conversion. The annual dividend was increased to 8% in September 1998 in conjunction with a partial redemption and agreement to refrain from conversions except per an agreed upon schedule. The Company can pay the dividends in shares of common stock, the number of shares issuable being determined by dividing the amount of the dividend by the same formula as applies to conversions. Unless the full amount of cumulative dividends have been paid or sufficient funds set aside, dividends may not be paid or declared on the common stock or any other stock ranking junior to the Series A Preferred Stock. Additionally, under Colorado law, certain conditions must be met prior to dividend distributions of cash or property. As a result, the Company's ability to pay cash or property (but not stock) dividends in the future depends upon its financial results, liquidity and financial condition.

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

Voluntary Redemption

     On September 22, 1998, the Company borrowed $1,300,000 from Liviakis Financial Communications, Inc. (LFC), a shareholder of USWD, through a note payable. The note payable was due April 1, 1999, bore interest at 8% per year, and was collateralized by substantially all available assets of USWD. The Company used $1,000,000 of the proceeds to redeem $833,000 of its Series A Convertible Preferred Stock. The Company paid 120% of face value for the redemption. The amount of $167,000 paid in excess of the face value of the preferred shares was recorded as a reduction of additional paid-in capital as the Company had previously recorded as a charge to retained earnings an equivalent amount at the date of issuance for the value of the "in the money" feature. The participating investors, representing approximately 1,342,000 shares of the remaining Series A Preferred Stock, agreed to hold their Series A Preferred shares until at least October 15, 1998, after which time, one-third of the Series A Preferred shares could be converted to common stock on each of October 15, November 15, and December 15 of 1998, respectively. As an incentive to these investors, the Company agreed to issue common stock purchase warrants exercisable to purchase that number of shares of common stock equal to five percent of the number of shares of Series A Preferred Stock held by the participating investor at the end of each period. Pursuant to the agreement, USWD issued warrants for 78,098 shares exercisable at $2.40 per share through October 15, 2001; warrants for 67,084 shares exercisable at $3.36 per share through November 15, 2001; and warrants for 67,084 shares exercisable at $3.69 per share through December 15, 2001. These warrants had a fair value of $351,000 at date of issuance which has been recorded as a charge to retained earnings.

Optional Redemption

     The Company may redeem any Series A Preferred Stock outstanding after December 10, 2000 by payment of $1.00 per share plus all accrued and unpaid dividends to the date of redemption. If fewer than all of the shares of Series A Preferred Stock were to be redeemed, the redemption will be pro rata among all shares outstanding.

NOTE 8.  SERIES B CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED STOCK

     USWD's Articles of Incorporation were amended by director action as of April 29, 1999, to designate 5,000,000 shares of Preferred Stock as Series B Cumulative Convertible Redeemable Preferred Stock (the "Series B Preferred Stock"). On May 6, 1999, USWD sold $1,500,000 worth of Series B Preferred Stock at $1.00 per share. For no additional consideration USWD issued 300,000 common stock purchase warrants exercisable at $1.50 per share for five years from April 30,1999 to the purchaser of the Series B Preferred Stock (the "Series B Preferred Warrants"). Concurrent with the transaction, the holders of USWD's 6% Convertible Debentures agreed to convert all accrued interest and penalties into 454,705 shares of Series B Preferred Stock. The proceeds of the financing were used to pay finders fees of $180,000 plus estimated offering expenses of $41,000 (including approximately $26,000 for the investor's legal fees), professional services fees of $413,000, with the estimated balance of $676,000 used for working capital. In April 1999, USWD received $400,000 in the form of a 10% promissory note from the investor in the Series B Preferred Stock. The note was repaid through the issuance of 400,800 of the 1,500,000 issued shares of Series B Preferred Stock.

     Mr. John Liviakis, a significant shareholder of USWD, also agreed to transfer a total of 443,077 shares of Company common stock owned by him to the finder who located the cash purchaser of the Series B Preferred Stock. These shares had a value of $360,000 on the date of issuance, which was charged against the proceeds of the offering. The shares were transferred as "restricted securities" as defined in Rule 144 under the Securities Act of 1933 and do not have any registration rights.

     USWD does not have any redemption rights as to the Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of common stock at the option of the holders as described below. The Series B Preferred Stock has the following additional rights and preferences.

Dividends

     The Series B Preferred Stock accrues a cumulative dividend at the annual rate of 6% per annum, payable semi-annually on March 31 and September 30 of each year. The dividend may be paid at USWD's option in cash or shares of common stock. If paid in common stock, the number of shares issuable as a dividend is determined based on the amount of the dividend being paid, divided by the "Average Quoted Price" of the common stock, which is defined in the Designation of Series B Cumulative Convertible Preferred Stock (the "Designation") to be the five-day average closing bid price of the common stock as quoted on the OTC Electronic Bulletin Board or one of the NASDAQ markets (if so listed and quoted) or any other exchange where the common stock is listed and quoted. All dividends owing to the date of conversion are payable upon any conversion.

Voting Rights

     Generally, the Series B Preferred Stock does not have voting rights, although it is entitled to one vote per share on those matters upon which all classes of a Colorado corporation's shares are entitled by law to vote upon by class.

Conversion Terms

     50% of the Series B Preferred Stock is convertible at the option of the holders into shares of USWD's common stock beginning on the earlier of 90 days after its issuance date (May 6, 1999) or five days after notice by the Securities and Exchange Commission that the registration statement (to be filed pursuant to the terms of the Registration Rights Agreement) may be declared effective. Thirty days thereafter, the remaining shares of the Series B Preferred Stock become convertible into common stock. The rate at which the Series B Preferred Stock is convertible (per share of Series B Preferred Stock) into common stock is equal to 80% of the average of the closing bid price of the common stock over the five trading days prior to conversion (the "Conversion Rate"). The Company may convert the Series B Preferred Stock into common stock at its option at any time after the close of business on the second anniversary of the effective date of the Series B Registration Statement at the then-applicable Conversion Rate. The value of the "in the money" conversion feature approximated $391,000 which was recognized as a charge to retained earnings.

     Subject to certain exceptions applicable to mandatory conversions at the behest of USWD and automatic conversions upon the occurrence of certain "Fundamental Changes" (as defined in the Designation), to the extent that convertibility of Series B Preferred Stock would result in beneficial ownership (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended) by a holder in excess of 4.99% of USWD's common stock, the number of shares of Series B Preferred Stock that result in beneficial ownership above 4.99% is not then convertible, notwithstanding any other provision making the shares eligible for conversion.

Registration and Redemption Rights

     USWD also entered into an agreement with the purchasers of the Series B Preferred Stock to file a registration statement with the SEC covering the common stock underlying the Series B Preferred Stock and the common stock purchase warrants issued at the same time as the Series B Preferred Stock, within 30 days of the May 6, 1999 closing date (June 6, 1999), to be effective within 90 days of the closing date. This date was subsequently extended to May 11, 1999. If USWD fails to meet these requirements, monthly penalties accrue at the rate of 2% to 3% of the purchase price, and in certain circumstances can equal up to 6% per month. In addition, if the Series B Registration Statement has not been filed within 60 days of May 11, 1999, or has not been declared effective within 150 days of May 11, 1999, the holders of the Series B Preferred Stock may require USWD to redeem the Series B Preferred for $1.25 per share, plus accrued dividends, approximately $2,500,000 as of October 10, 1999. The redemption provision may also apply if the Company has insufficient issuable shares of common stock to honor Series B Preferred Stock conversion requests. The filing of this registration statement will activate certain prior registration rights granted by USWD to holders of certain of its other securities. Since USWD filed the required registration statement on June 30, 1999 following the filing due date, it became subject to a 3% late-filing penalty of approximately $74,000 which has been accrued. The registration statement was not effective by August 10, 1999 and subsequent late-effectiveness penalties will be accrued in the following accounting periods as applicable. Offering costs were recorded against the aggregate preference value of the preferred stock and will be accreted up to the date of mandatory redemption. Accretion for the year ended June 30, 1999 was $571,000. See also Note 18, "Subsequent Events," below.

NOTE 9.  COMMON STOCK TO BE DISTRIBUTED

                                                                   June 30,
                                                                1999      1998
                                                                ----      ----
   Common stock to be distributed consists of:
        Series A Preferred Stock Dividend (43,000 shares)   $  43,000  $   --

      Relinquishment of "Put Rights" (200,000 shares)         200,000      --
                                                            ---------  ---------

                                                            $ 243,000  $   --
                                                            =========  =========

Series A Preferred Stock Dividend

     Series A Preferred Stock dividends for the last three-quarters of fiscal 1999 have been declared but not issued at June 30, 1999.

Relinquishment of "Put Rights"

     As described in Note 15 to these financial statements, on April 29, 1999, certain former noteholders holding approximately 83,500 shares of common stock, agreed to waive their guarantee and "put" rights in return for the issuance of 200,000 restricted shares of USWD's common stock.

NOTE 10.   STOCK OPTIONS

Stock Option Plan

     In September 1992, the Company adopted a combined incentive and a non-qualified stock option plan (the "Plan"), which, as amended, provides for the issuance of 2,680,000 shares of common stock under the Plan.

     Stock options have been granted under the Plan and outside the Plan at the fair market value of the common stock on the date of grant and generally vest over a period of between two and four years. Options granted under the Plan generally must be exercised no later than 10 years from the date of grant. Included in the option grants for the year ended June 30, 1999, are options issued by the Company to purchase 450,000 shares of common stock, to various consultants with exercise prices ranging from $2.25 to $3.81 per share with a value of $449,000 at date of issuance. Approximately 304,000 of these options had expired as of June 30, 1999.

     Directors who are not employees of the Company each receive an annual stock option to purchase 20,000 shares of USWD's common stock. The grant is made pursuant to the Company's 1992 Stock Option Plan as of each director's anniversary date, with an exercise price equal to the market value of the underlying stock as of the date of grant. Options vest 25% on each six-month anniversary following the date of grant.

     The following table summarizes information about stock options outstanding both under the Plan and outside the Plan at June 30, 1999:

                        Outstanding Options                  Options Exerisable
                        -------------------                  ------------------
                       Average      Weighted                Weighted
                       Remaining    Average                 Average
     Range of          Contractual  Exercise  Number        Exercise Number
     Exercise Price    Life         Price     Outstanding   Price    Exercisable
     ---------------------------------------------------------------------------

     $0.00 - $0.22      6.6          $0.15       232,781     $0.15       232,781
     $0.23 - $0.84     11.8          $0.84     1,080,000     $0.84       477,896
     $0.85 - $2.56     10.3          $2.38     1,538,584     $2.34       789,564
     $2.57 - $4.19      9.1          $3.74       290,000     $3.88       118,300
     $4.20 - $7.55      8.4          $6.46       165,000     $6.48       109,300
                                               ---------               ---------
                                               3,306,365               1,727,841
                                               =========               =========

     Stock option transactions relating to both options granted under the Plan and other stock options (discussed below) for the years ended June 30, 1998 and 1999 were are follows:

                                 Under The Plan                    Outside The Plan
                                 Weighted Average                  Weighted Average
                                 Number of        Exercise Price   Number of         Exercise Price
     Options Outstanding         Shares           Per Share        Shares            Per Share
     ---------------------------------------------------------------------------------------------
     Balance at June 30, 1997        429,649       $0.16                    --            --
     Granted                         608,000       $4.30               600,000         $1.00
     Exercised                      (340,640)      $0.48                    --            --
     Cancelled                       (89,728)      $4.32                    --            --
                                  ----------                        ----------         -----
     Balance at June 30, 1998        607,281       $3.51               600,000         $1.00
     Granted                       1,690,000       $2.56             3,150,000         $2.38
     Exercised                       (5,000)       $1.58                    --            --
     Cancelled                     (517,500)       $3.72            (2,218,416)        $2.98
                                  ----------                        ----------
     Balance at June 30, 1999     1,774,781        $2.55             1,531,584         $1.11
                                  ==========                        ==========

     Exercisable at June 30, 1999   615,374        $1.03             1,112,467         $1.20
                                  =========                         ==========

Fair value disclosures

     Had compensation expense for the Plan been determined based on the fair value of the options at the grant dates for awards under the Plan consistent with the method of accounting prescribed by SFAS No. 123, the Company's net loss and loss per share would have been increased to the proforma amounts indicated below:

                                                                         June 30,
                                                                    1999            1998
                                                  -------------------------------------------
      Net loss available to common stockholders   As reported   ($6,931,000)    ($11,061,000)
        after provision for preferred stock       Pro forma      (8,138,000)    ( 11,567,000)
        dividends

      Basic and diluted loss per share            As reported         $(.51)          $(1.18)
                                                  Pro forma           $(.60)          $(1.24)

     The weighted average fair value of options granted during the year ended June 30, 1999 and 1998 under the Company's stock option plan was $1.63 and $3.22 per option, respectively. In determining the minimum fair value of each option, the Company used the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero; expected volatility of 90% for 1999 and 1998; risk-free interest rate of 5.7% and 5.6%, respectively; and an average expected option life of 3.5 years.

Other Stock Options Granted Outside the Plan

     On August 21,1998, the Company granted options to a former Chief Executive Officer (Mr. Peirce) to purchase 1,000,000 shares of the Company's common stock at $3.438 per share, the estimated fair market value at date of grant. In November 1998, the Company and Mr. Peirce agreed to cancel the original 1,000,000 share option and the Company granted Mr. Peirce an option to purchase 1,300,000 shares of the Company's common stock, exercisable at $2.563 per share, the estimated fair market value at date of the grant, for ten years from November 23, 1998. 39,016 shares were granted as incentive stock options under the Company's Plan. As of Mr. Peirce's March 19, 1999 resignation, options to purchase 189,583 shares were vested. None of the options have been exercised.

     In addition to the options granted under the Plan, on August 4, 1997, the Company granted to an employee 600,000 options to purchase common stock at an exercise price of $1.00 per share, the market price at date of grant. The options vest ten percent on date of grant and three percent per month thereafter. At June 30, 1999, all options remained unexercised. On November 21, 1997, the Company agreed to pay to the employee any additional income taxes which the employee may incur as a result of the options being non-qualified stock options as compared to incentive stock options. Due to this agreement, the stock options are being accounted for as variable stock options which results in recognition of compensation expense based on the fair market value of the common stock at the end of each reporting period. During the year ended June 30, 1999, the Company recognized $1,327,000 as a credit to compensation expense related to this option as compared to a charge of $1,327,000 for the year ended June 30, 1998.

     On May 13, 1999, the Board of Directors granted non-qualified stock options (not under the plan) to two executives of the Company. The President was granted 600,000 options to purchase common stock exercisable at $0.844 per share for ten years. The option vests 50% at date of grant, with the balance vesting 1/12 per month thereafter. The Chief Financial Officer was granted 250,000 options to purchase common stock with identical exercise price and vesting terms.

     In connection with stock options granted and to be granted and warrants issued, the Company has reserved 10,537,617 shares of common stock at June 30, 1999.

NOTE 11.  STOCK WARRANTS AND CALL OPTION

     The following table summarizes information about stock warrants outstanding at June 30, 1999:

                       Outstanding Warrants       Warrants Exercisable
                       --------------------       --------------------
                      Weighted                  Weighted
                      Average                   Average
    Range of          Exercise    Number        Exercise    Number
    Exercise Price    Price       Outstanding   Price       Exercisable
    -------------------------------------------------------------------
    $0.88            $0.88         2,687,500     $0.88         470,313
    $1.50            $1.50           300,000     $1.50         300,000
    $2.40 - $3.60    $2.99         2,881,015     $2.84         193,515
    $3.60 - $5.40    $4.17           397,084     $4.17         397,084
    $5.40 - $6.53    $6.39            60,435     $6.39          60,435
                                   ---------                 ---------
                                   6,326,034                 1,421,347
                                   =========                 =========

     Prior to going public, USWD issued a warrant to purchase a total of 150,000 shares of common stock to a former officer, exercisable at $4.00 per share until April 2003. The officer's Warrants do not have registration rights. As of June 30, 1999, the warrants had not been exercised. In fiscal 1993, the Company also issued warrants to one director of the Company to purchase 100,000 shares of common stock at $4.00 per share. These were set to expire April 12, 1998 but were extended to February 7, 1999. The Company recorded a charge of $156,000 in connection with the extension of these warrants. The 100,000 warrants expired in February 1999.

     In connection with the Company's December 1993 initial public offering, the Company issued warrants to the underwriters to purchase 165,000 shares of the Company's common stock at $12.33 per share, which were fully vested at the date of issuance. Such warrants expired on December 2, 1998.

     In fiscal 1994, in conjunction with an acquisition, the Company issued warrants to four former shareholders to purchase 29,548 shares of common stock at $2.625 per share, which were fully vested at the date of issuance. Of those warrants, 17,406 had been exercised, and the 12,142 balance expired as of May 31, 1999.

     In August 1997, for total consideration of $500,000, the Company sold 3,500,000 shares of common stock and 1,600,000 common stock warrants to Liviakis Financial Communications, Inc. and its affiliates. The warrants entitle the holders to purchase up to 1,600,000 shares of the Company's common stock at $.01 per share during the period from January 15, 1998 through August 4, 2002. The warrant shares have certain registration rights and antidilution provisions. 1,200,000 of these warrants were exercised in fiscal 1998 with the remaining 400,000 warrants exercised in fiscal 1999.

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

     In connection with the private offering of 8% Convertible Debentures in December 1997, the Company issued a warrant as part of the finder's fee payment related to the offering. The warrant entitles the holder to purchase 50,000 shares of common stock at $6.525 per share during the period from December 10, 1997, through December 9, 2000. The warrant also provides for cashless exercise. The warrant contains antidilution protection and "piggyback" registration rights applicable to the common stock issuable upon exercise of the warrant. As of June 30, 1999 no warrants were exercised.

     In March 1998, the Company issued a warrant to entrenet Group, LLC to purchase 10,435 shares of common stock at $5.75 per share as a consulting fee. The warrant expires on March 11, 2003. The warrant has antidilution provisions and "piggyback" registration rights applicable to the common stock issuable upon exercise of the warrant. In September 1998, as a consulting fee the Company issued additional warrants to purchase 8,333 shares of common stock at $2.40 per share exercisable through September 2003. As of June 30, 1999, the warrants had not been exercised.

     In July 1998, the Company issued common stock purchase warrants to RBB Bank Aktiengesellschaft ("RBB Bank") to purchase 20,000 shares of common stock at $4.375 per share, exercisable through September 9, 2001. The warrant was issued in consideration for RBB Bank's $250,000 loan to USWD. As of June 30, 1999, the warrants had not been exercised.

     In conjunction with the July 1998 issuance of the 6% Convertible Subordinated Debentures Due July 21, 2000, the Company issued, on a pro rata basis, three year, common stock purchase warrants, with a fair value of $218,000, to purchase a total of 100,000 shares of common stock, exercisable at $4.50 per share. As of June 30, 1999, the warrants had not been exercised.

     In September 1998, the Company agreed with four holders of its Series A Preferred Stock to redemption of 833,000 shares of Series A Preferred Stock. In conjunction with that redemption, USWD issued three year common stock purchase warrants covering a total of 212,266 shares of common stock to the four Series A Preferred Stock holders who participated in the partial redemption. The Series A Redemption Warrants were issued as of October 15, November 15 and December 15, 1998. As of June 30, 1999, the warrants had not been exercised. Also in September 1998, USWD agreed to issue warrants to purchase 15,000 shares of common stock exercisable at $2.70 per share through September 13, 2001, to JW Genesis Securities, Inc. for its assistance in negotiating the partial redemption of the Series A Preferred Stock. These shares had a fair value of $17,000 on the date of issuance which has been recorded as general and administrative expense. The shares of common stock underlying the warrants have "piggy-back" registration rights. The Company agreed to file a registration statement covering the remaining shares of common stock underlying the Series A Preferred Stock and shares of common stock underlying the Series A Redemption Warrants by October 31,1998, with "penalties similar to the current deal if late on effectiveness." The Company did not file the registration statement by that date but has included the shares of common stock underlying the Series A Redemption Warrants in the pending registration statement filed with the SEC. The Company can not determine with any certainty what liability or claim might be asserted based on the language in the agreement. As of June 30, 1999, the warrants had not been exercised.

     In conjunction with the issuance of the Series B Preferred Stock in May 1999, the Company issued a common stock purchase warrants exercisable until April 30, 2004, to purchase 300,000 shares of common stock at $1.50 per share, to the cash purchaser of the Series B Preferred Stock. As of June 30, 1999, the warrants had not been exercised.

     In conjunction with a $500,000 loan to the Company from Mr. Chuck Burtzloff, the CEO and 50% shareholder of Cardservice International, Inc, in October 1998, USWD issued a common stock purchase warrant exercisable to purchase 25,000 shares of common stock at $3.038 per share through October 27, 2001. The warrant had a fair value of $52,000 at date of issuance which has been recorded as interest expense. As of June 30, 1999, the warrants had not been exercised.

     As part of an employment agreement, the Company issued warrants to its Chief Executive Officer and Chairman, to purchase up to 5,375,000 shares of USWD's common stock. Half of the warrants, or 2,687,500, are exercisable at $.875 per share, the market price of the underlying stock at May 3, 1999, the date of grant, and vest 10% upon grant with the balance vesting over the following 12 months. The second 2,687,500 warrants have an exercise price of $3.00 per share and vest 50% one year following the grant date with the remaining balance vesting over the following six months. As of June 30, 1999, the warrants had not been exercised.

NOTE 12.  INCOME TAXES

     At June 30, 1999 and 1998, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $26 million and $21 million, respectively. Annual utilization of the loss carryforwards is subject to significant limitations due to changes in the Company's ownership, which could result in little or no benefit being derived from these carryforwards. Future changes in ownership could further reduce the annual availability of these benefits. If unused, the carryforwards will expire beginning in 2008.


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred taxes are as follows:

                                                          June 30,
                                                    1999           1998
                                                    ----           ----
     Deferred tax assets
         Net operating loss carry-forwards    $  9,721,000   $  8,125,000
         Inventory reserves                          9,000         47,000
         Allowance for bad debts                     8,000         (8,000)
         Other                                     (23,000)        64,000
                                               -----------    -----------
                                              $  9,715,000   $  8,228,000
         Valuation allowance                    (9,715,000)    (8,228,000)
                                               -----------    -----------
     Net deferred tax asset                   $         --   $         --
                                               ===========    ===========

     The Company has recorded a full valuation allowance on its net deferred tax assets based on current evidence which indicates that it is considered more likely than not that these benefits will not be realized. The valuation allowance increased during fiscal 1999 and 1998 by $1,487,000 and $3,778,000 respectively, due to additional losses for which no tax benefits were recorded.

     The Company has not completed federal income tax filings since fiscal year 1995 and intends to take the steps required to complete the tax filings as soon as practicable.

NOTE 13.  EMPLOYEE BENEFIT PLAN

     In April 1994, the Company established a qualified Section 401(K) Savings Plan. The Plan allows eligible employees to contribute up to 15% of their salaries on a pre-tax basis. The Company did not make any contributions to the Plan during fiscal year 1999 or 1998.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities in Colorado and California. The leases contain certain provisions for rental adjustments. In addition, the leases require the Company to pay property taxes, insurance and normal maintenance costs. Rent expenses were $188,000 and $119,000 during fiscal years 1999 and 1998. As of June 30, 1999, future minimum lease commitments are $200,000 in 2000, $233,000 in 2001, $240,000 in 2002, and $61,000 in 2003.

     Through June 30, 1999, the Company has entered into four agreements, which include various marketing, distribution and CDPD service purchase terms. The agreement with AT&T Wireless includes purchase obligations for a term of three years, with automatic renewals of additional one-year terms if either party fails to give 90 days prior notice of termination at the end of term. The Company is obligated to maintain a minimum number of active CDPD addresses over the term of the agreement, or pay for such addresses even if the Company has not resold the numbers to merchants. Based on the agreement of April 1, 1997, the Company is obligated to have minimum monthly CDPD billings of $13,500. The Company believes the exposure under this agreement is immaterial at June 30, 1999.

     Under one of the Company's transaction processing agreements, the Company is required to pay 50 percent of the amounts due to the processor from the merchant, which remain unpaid for 60 days. As of June 30, 1999, no amounts were due.

NOTE 15.  LITIGATION

Settlement of Claims of Certain Noteholders

     In April 1998, USWD entered into an agreement with certain former noteholders of its Demand Notes under which USWD issued 525,800 shares of common stock in settlement of the dispute regarding conversion terms of their notes. Terms of the settlement entitled the noteholders to certain guarantee and /or "put" provisions related to the shares issued in conversion of the notes. The guarantee provision of the settlement agreement allows the former noteholders to recover the difference between the guarantee price (which was $3.00 per share for all of the shares that were still entitled to the guarantee as of its expiration date) and the gross amount the noteholder receives upon a sale of the shares. The guarantee was operative at any time during the one year period commencing on the date the shares became saleable under SEC Rule 144. The Company was obligated to pay the amount due within thirty days of receiving a demand, accompanied by documentation confirming the sale. The guarantee expired as to all shares no later than June 19, 1999. Under the "put" provision of the settlement agreement, the former noteholders were entitled to a five day period commencing on the date one year from the date the shares become saleable under SEC Rule 144 during which the former noteholders may "put" any shares remaining unsold by them at the time back to USWD. Upon exercise of the "put", USWD must either (1) purchase the shares for the "put" price (which was $3.00 per share for all of the shares that were still entitled to the put as of its expiration date), or (2) require the shareholder to sell the shares into the market, with USWD making up the difference between the "put" price and the gross amount received by the shareholder upon such sale, within 15 days after receipt of written notice and documentation confirming the sale. The "put" expired as to all shares no later than June 24, 1999. The shares originally issued upon conversion of the notes and the additional shares resulting from the settlement were reflected as redeemable common stock on the balance sheet. As of June 30, 1999, the "put" provisions related to the shares had expired or been relinquished in consideration of 200,000 shares of common stock. In the fourth fiscal quarter of 1999, $49,000 was accrued to reflect the settlement which is subject to a final agreement prior to issuance of the shares. The value of the settlement may be adjusted at the date of share issuance.

     On July 2, 1997, the Company also issued a promissory note in the amount of $16,825 to one of the investors who purchased a USWD Demand Note. This note was due and payable in full as of July 30, 1997 and bore interest at a default rate of 18% per annum if not paid when due. In return for the investor's agreement not to require the Company to pay the note when it came due, the investor claimed that a representative of the Company promised that the Company would treat the note the same as the other Demand Notes and convert it to common stock on the same terms. In conjunction with the Demand Note settlement with this investor, the Company agreed to convert all amounts owing as principal and interest by it under this note to a total of 18,507 shares of common stock. The shares issued upon conversion of this note were not entitled to the guarantee or put rights described above.

NOTE 16.  RELATED PARTIES

Transactions with Cardservice International, Inc.

     Until May 1999, a director of the Company was also an officer of the Company's largest customer, Cardservice International, Inc. ("CSI"). Another officer and director of the Company was a "nonvoting" director of CSI. Sales to CSI approximated $564,000 and $178,000 in fiscal 1999 and 1998, respectively.

     On October 28, 1998, the Company borrowed $500,000 from the CEO and 50% owner of CSI. The note bore interest at 8% per annum and was payable in full on the earlier of the receipt by the Company of proceeds from the sale of the Company's common stock to this individual or January 1, 1999. In consideration for the loan, the Company also agreed to issue a common stock purchase warrant exercisable to purchase 25,000 shares of common stock at $3.038 per share through October 27, 2001. On March 19, 1999, USWD and the noteholder agreed to convert the principal and accrued interest into 589,213 shares of common stock. The shares were issued on June 24, 1999.

     During fiscal 1996, CSI purchased $162,500 of raw materials on behalf of the Company in exchange for 142,544 shares of common stock issued subsequent to June 30, 1996 at 150% of the then current fair market value plus registration rights after one year on all stock owned by CSI. This transaction increased CSI's ownership in the Company from 2% to 5%. At June 30, 1998, CSI had completely divested its stock interest in the Company. Additionally, the Company provides sales rebates to CSI on POS-50(R) units sold by CSI to end users of product built with the raw materials purchased using the amounts advanced from CSI. Through June 30, 1999, a total of $93,000 had been paid under the agreement.

Transactions with Liviakis Financial Communications, Inc.

     In July of 1997, the Company entered into a Consulting Agreement with Liviakis Financial Communications, Inc. and its affiliates ("LFC") pursuant to which LFC agreed to provide the Company with financial and business consulting and public and investor relations services. The Company was obligated to pay LFC consulting fees of $10,000 in cash and 300,000 shares of its common stock over the one-year term of the Consulting Agreement. Pursuant to the Consulting Agreement, the Company was also obligated to pay LFC cash equal to 2.5% of the gross proceeds received in any direct financing located for the Company by LFC.

     The Company also sold a total of 3,500,000 shares of common stock and warrants to purchase up to an additional 1,600,000 shares of common stock exercisable at $.01 per share to two LFC affiliates in August 1997 for $500,000 in cash. The warrants were exercised during fiscal 1998 and 1999. Pursuant to this transaction, LFC and these affiliates became significant shareholders of the Company. The common stock issued for cash, under the Consulting Agreement and upon exercise of the warrants to LFC and its affiliates, has certain registration rights.

     Pursuant to the agreements, LFC and/or its affiliates were granted the right to approve the appointment of certain officers and directors of the Company.

     Since the LFC related financing transaction and the LFC Consulting Agreement were entered into by the Company at approximately the same time, the Company has treated these transactions as one transaction for accounting purposes. Based on the fair market value of the common stock as determined by an independent valuation, the initial 3,500,000 shares of common stock and warrants for 1,600,000 shares of common stock issued in the transactions, net of cash proceeds received, were valued at approximately $1,285,000 and recorded as prepaid consulting services. The consulting services were amortized on a straight-line basis over the term of the Consulting Agreement commencing with the July 25, 1997 effective date of the agreement. The 300,000 shares which were issuable over the term of the contract were valued as such shares vested, and resulted in an additional $1,085,000 in consulting expenses during fiscal 1998. All of these shares were included in the registration statement that became effective August 7, 1998, although none of the shares were sold under the registration statement prior to the shares being removed from registration by a post-effective amendment filed as of June 24, 1999.

     In connection with the closing of the sale of $3,060,000 of 8% Convertible Debentures, the Company paid LFC $76,500 in December 1997. In conjunction with the July 1998 closing of the sale of $2,000,000 of 6% Convertible Subordinated Debentures due July 21, 2000, LFC was paid $50,000, as a finder's fee.

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

     On June 30, 1998, the Company and LFC agreed to extend their consulting relationship through the entry of a new consulting agreement covering the period from August 1, 1998 through March 15, 1999 (the "New LFC Agreement"). The terms of the New LFC Agreement are substantially the same as the original LFC Agreement. For services to be rendered under the New LFC Agreement, LFC received 290,000 shares of common stock, issuable as a signing bonus upon execution of the New LFC Agreement. The common stock issued to LFC under the new Consulting Agreement has certain registration rights. In conjunction with the entry of the New LFC Agreement LFC agreed to a further lock-up of all shares owned by LFC and its affiliates, pursuant to which they agreed not to sell such shares before February 1, 1999, even though certain of those shares were included in the registration statement which became effective August 7, 1998.

     On September 22, 1998, the Company borrowed $1,300,000 from LFC under a note payable, which was due April 1, 1999, and bore interest at 8% per year. The Company used $1 million of the proceeds to redeem $833,000 of its Series A Convertible Preferred Stock. Substantially all available intangible assets of the Company were pledged to collateralize the note. During the period from November 1998 through February 1999, USWD received bridge loans from LFC totaling $690,000 in the form of 8% notes payable due April 1, 1999. On March 19, 1999, USWD and Liviakis Financial Communications agreed to the conversion of $1,990,000 of principal plus accrued interest to 2,344,458 shares of common stock. The shares were issued on June 24, 1999.

     LFC, its present and former affiliates have agreed not to sell any USWD common stock acquired in these various transactions before the end of calendar year 1999.

Transactions with entrenet Group, LLC

     In June 1997, the Company entered into a consulting agreement with entrenet Group, LLC ("entrenet"), for purposes of assisting the Company in strategic planning, the creation of a detailed business and marketing plan and in locating financing sources. For its services, the Company issued a $150,000 convertible promissory note to entrenet, with interest payable at 10% per annum, due in full on or before June 2, 1998. At entrenet's election, the principal and interest were converted into 328,750 shares of common stock of the Company during the year ended June 30, 1998, at $.50 per share. In addition, the Company was obligated to pay entrenet a finder's fee of 8% for any direct financing it located for the Company, payable in Company securities. During fiscal 1998, the Company and entrenet were in discussions over the interpretation of the provisions specifying the consideration payable to entrenet as its finder's fee for locating LFC. The matter was resolved in November 1997, whereby the Company agreed to issue entrenet a total of 280,000 shares of its common stock issuable to it under the note and as payment of the finder's fee. Those shares were issued in April 1998 and included in the registration statement, which became effective August 7, 1998, although none of the shares were sold under the registration statement prior to the shares being removed from registration by a post-effective amendment filed as of June 24, 1999. .

     As of March 12, 1998, the Company entered into an agreement with entrenet to provide business and financial consulting services to the Company and to assist the Company in locating additional financing. The term of the agreement was for six months from March 12, 1998 and renewed for additional six-month terms unless at least 60 days notice was given to terminate the agreement prior to the end of a term. For its advisory services under the agreement, entrenet was paid a fee of $60,000 plus interest in July 1998. In addition, entrenet received a common stock purchase warrant to purchase 10,435 shares at $5.75 per share, exercisable until March 11, 2003. The Consulting Agreement was terminated in September 1998. The Company agreed to pay the remaining fees to entrenet of $20,000 and issued a common stock purchase warrant for 8,333 shares exercisable at $2.40 per share until September 11, 2003. The shares issuable on exercise of this warrant carry certain registration rights. No warrants have been exercised as of June 30, 1999. entrenet is entitled to receive certain finder's fees on future financings between the Company and certain specified parties within two years of September 12, 1998. A financing requiring payment of a fee to entrenet had not occurred as of June 30, 1999.

Transactions with ADATOM, Inc.

     During fiscal 1998, the Company purchased furniture and equipment in the approximate amount of $200,000 through a company owned by a director of the Company.

     See Notes 5, 7, 8, 11, 17 and 18 for other related party transactions.

NOTE 17. DEBT EXTINGUISHMENT

     On March 19, 1999, USWD and Liviakis Financial Communications, Inc., and Charles Burtzloff, CEO and 50% owner of Cardservice International, holders of the Company's 8% notes payable, agreed to convert $2,490,000 of principal plus accrued interest to 2,933,671 shares of common stock at the rate of $.875 per share. This rate was established at a 20% discount from the closing price of the common stock as of March 18, 1999. The market price on the actual date of issuance of the shares of common stock (June 24, 1999) was $.60 per share and therefore the transaction resulted in an extraordinary gain of $807,000.

NOTE 18. SUBSEQUENT EVENTS

     On July 1, 1999 USWD entered into an agreement with Liviakis Financial Communications, Inc. (LFC), to provide the Company with public relations and investor relations services through March 15, 2000 The Company issued 690,000 shares of common stock to LFC for its services under this agreement. LFC is entitled to receive a 2.5% cash finder's fee for financing located by LFC and a 2% finder's fee based on the "total consideration provided" through any acquisition located by LFC.

     On July 7, 1999, USWD sold a portion of its merchant credit card portfolio to PMT Services Inc., a wholly owned subsidiary of Nova Corporation. The transaction resulted in a cash payment to USWD of $450,000. The sale included approximately 450 installed USWD owned TRANZ Enabler point-of-sale devices deployed with a portion of the respective merchants. A gain or loss on the sale of the merchant credit card portfolio will be recognized in the quarter ending September 30, 1999.

     During the first quarter of fiscal 2000, the Company has raised $825,000 to fund operations through the sale of 1,333,333 restricted shares of common stock and 266,667 common stock purchase warrants in a private offering. The Warrants are exercisable over a 5-year period with a strike price of $1.50

     In the first quarter of fiscal year 2000, a Colorado based management recruiting firm successfully completed a search for a key product development engineer. The consulting firm requested that half the $17,000 fee be paid in the form of a warrant. The Company expects to issue an appropriately structured warrant as soon as practicable.

     On August 2, 1999, the Company entered into an exclusive financial advisory agreement with an investment banking firm to assist the Company with a financing on a best efforts basis. The investment banking firm has no obligation to participate in the financing directly. The agreement calls for the Company to grant warrants equal to 2% of the shares issued in the offering to the investment banking firm that will be convertible for a period of five years at an exercise price equal to 125% of the share price specified in the offering. The Company agrees to reimburse the investment banking firm for reasonable out of pocket expenses incurred up to a maximum of $100,000.

     In the fourth quarter of fiscal 1999, USWD entered into an agreement with the purchasers of the Series B Preferred Stock and holders of the 6% Debentures to file a registration statement with the SEC covering the common stock underlying the Series B Preferred Stock, a common stock purchase warrant issued at the same time as the Series B Preferred Stock, the 6% Debentures, and the common stock purchase warrants issued to the 6% Debenture holders in July, 1998, within 30 days of the of May 6, 1999, to be effective within 90 days of May 6, 1999. This date was subsequently extended to May 11, 1999. USWD filed the required registration statement on June 30, 1999. The Company thereby became subject to a late filing penalty of $74,000 (following waiver of the "late filing" penalty by the holder of 1,500,000 shares of Series B Preferred Stock). The registration statement did not become effective by August 10, 1999. The Company therefore become subject to an initial "late effectiveness" penalty of $113,000 (3% of the total original purchase price of $1,800,000 of 6% Debentures and 1,954,705 shares of Series B Preferred Stock, which were outstanding as of August 10, 1999). Additional late effectiveness penalties accrue monthly (or for any portion of any month) that the registration statement is not effective, in amounts equal to 2% of the original purchase price of the outstanding Series B Preferred Stock and 3% of the face amount of the outstanding 6% Debentures. As of October 10, 1999, an additional penalty of approximately $186,000 had accrued. The applicable penalties will be accrued as interest expense.

     In the first quarter of fiscal 2000, holders of the 6% Convertible Debentures converted $200,000 of the debt to common stock per the specified conversion formula.

     As of October 10, 1999, the Series B Registration Statement has not been declared effective. The holders of the Series B Preferred Stock may require USWD to redeem the shares of Series B Preferred Stock for $1.25 per share (up to $2,461,000 as of June 30, 1999) plus all accumulated dividends and penalties. Also, the holders of the 6% Debentures may require the Company to redeem the current $1,800,000 face amount at 120% plus accrued interest and penalties.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table contains certain information with respect to the directors and executive officers of USWD.

Name                   Age     Principal Occupation               Director Since
----                   ---     --------------------               --------------

Dean M. Leavitt         40     CEO & Chairman of                  May 1999
                                USWD

Rod L. Stambaugh        39     President of USWD                  August 1991

Chester N. Winter       68     General Partner of Colorado        February 1994
                                Incubator Fund, L.P.

Alvin C. Rice           75     Vice Chairman of Merchant's        June 1998
                                Group International, Inc

     Dean M.  Leavitt.  Mr.  Leavitt  became  the Chief  Executive  Officer  and
Chairman of USWD on May 3, 1999. Prior to joining USWD, Mr. Leavitt was President of US Data Capture, Inc., which is headquartered in Greenwich, Connecticut. US Data Capture is a "boutique" credit card processing company which Mr. Leavitt founded in 1990. US Data Capture specialized in formulating and implementing sophisticated credit card acceptance applications for such clients as hospitals, universities, municipalities, publishing houses, kiosk sellers, direct marketers, professional sports teams and sporting events, transportation companies and internet-based sales organizations. Prior to founding US Data Capture, Mr. Leavitt served as Senior Vice President and Director of Finance at Rosenschein Properties, a real estate development company, Senior Vice President of Finance at Kellogg Properties, a real estate acquisitions and development firm and Director of Equity Private Placements at Sybedon Corporation, an investment banking firm that served the real estate community. Mr. Leavitt holds a Bachelor of Arts degree in economics and psychology from Emory University in Atlanta, Georgia.

     Rod L. Stambaugh. Mr. Stambaugh served as Chief Executive Officer of USWD from October 1996 until August 1997, when he became President. He was Vice President in charge of marketing and business development for USWD from 1991 through October 1996. Mr. Stambaugh was also the Corporate Secretary from September 1995 until October 1996. Mr. Stambaugh is one of the founders of USWD. Mr. Stambaugh served on USWD's Board of Directors from July 1991 through October 1994, rejoining the Board as Chairman in July 1995. Mr. Stambaugh graduated from Baker University in 1982 with a B.S. degree in Psychology, and a minor in Business Administration.

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

     Alvin C. Rice. Mr. Rice is currently employed as Vice Chairman of Merchant's Group International, Inc., a private merchant bank located in San Francisco, California, which he joined on June 1, 1999. Prior to June 1, 1999, and since June 1, 1998, Mr. Rice was affiliated with entrenet Group, LLC, as a senior associate. He became a director of USWD on June 1, 1998. His career in banking, investment banking and commercial business management has spanned over 40 years. He served as Chairman of California Bancorp Systems, Inc. from January 1994 until December 1997 and as Chairman of the First National Bank of Marin from 1989 until December 1993. Mr. Rice has also served as a Director of Memorex Corporation, Fairchild Camera & Instrument Co., and the Montreal Trust Company.

He is a cum laude graduate Phi Beta Kappa graduate of Stanford University from which he received a B.A. degree. He attended the Graduate School of Banking at the University of Wisconsin and Harvard's Advanced Management Program.

Board of Directors and Committees

     USWD has an audit committee, which consisted of Mr. Winter and two former directors who resigned in May 1999, Messrs. Richard Barton and Caesar Berger. The audit committee recommends engagement of USWD's independent accountants, approves services performed by such accountants, and reviews and evaluates USWD's accounting system of internal controls. The audit committee did not meet during fiscal year 1999; however the functions of the audit committee were exercised by the full board. The Board of Directors plans to appoint a new committee in the near term. USWD does not have standing nominating or compensation committees. The Board as a whole performs the functions that these committees would perform.

     During fiscal year 1999, the Board of Directors held twelve meetings and acted once by consent without a meeting. All directors attended more than 75% of the aggregate number of meetings of the Board.

Other Significant Executive Officers

     Other significant executive officers of USWD who are not also directors are:

Name                   Age   Position with USWD                   Officer Since
----                   ---   ------------------                   -------------
Robert E. Robichaud     46   Chief Financial and Accounting       September 1997
                              Officer, Treasurer and Secretary

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

     To the Company's knowledge, based solely on its review of the copies of such reports and amendments thereto furnished to the Company, and written representations that no other reports were required, the Company believes that during the Company's fiscal year ended June 30,1999, all Section 16(a) filing requirements applicable to the Company's officers, directors, and ten percent shareholders were met, except as follows: the timely filing of Form 3 by Mr. Dean Leavitt, the Company's current Chief Executive Officer.

ITEM 10. EXECUTIVE COMPENSATION

     The following table shows all the compensation paid by USWD to its Chief Executive Officer (the "Named Executive Officer") and certain other officers during the fiscal years ended June 30, 1999, 1998 and 1997.


                           Summary Compensation Table


                                                 Annual Compensation             Long Term Compensation
                                           ---------------------------------    ------------------------
     Name and Principal       Fiscal       Salary       Bonus       Other       Restricted    Securities     All Other
          Position             Year         ($)          ($)        Annual        Stock       Underlying     Compensa-
                                                                   Compen-        Awards     Options and      tion ($)
                                                                   sation($)       ($)        Warrants(#)
                                                                                                 (7)
-----------------------------------------------------------------------------------------------------------------------
Rod L. Stambaugh,              1999        $ 130,000    $-0-         (6)           $-0-        700,000          $-0-
President (1) (5)              1998        $ 113,333    $34,750      (6)           $-0-          -0-            $-0-
                               1997        $  79,881    $-0-         (6)           $-0-          -0-            $-0-

                               1999        $ 150,000    $-0-         (6)           $-0-          -0-            $-0-
Evon  A. Kelly,                1998        $ 131,250    $-0-         (6)           $-0-        600,000 (8)      $-0-
Chief Executive Officer (2)
                               1999        $  43,750    $-0-         (6)           $-0-      1,300,000- (9)     $-0-

Roger L. Peirce
Chief Executive Officer (3)    1999        $  21,667    $-0-         (6)           $-0-      5,375,000          $-0-


Dean M. Leavitt                1999        $ 125,000    $-0-         (6)           $-0-        300,000          $-0-
Chief Executive Officer (4)    1998        $ 101,756    $10,417      (6)           $-0-         50,000          $-0-


Robert E. Robichaud,
Chief Financial and
Accounting Officer (5)

(1) Mr. Stambaugh served as CEO from October 1996 until August 1997 when Mr. Kelly commenced service as CEO.
(2) Mr. Kelly commenced service to USWD as of August 1997 and resigned as CEO and Chairman in August 1998. He served as an employee of USWD under an employment agreement with USWD until August 20, 1999.
(3) Mr. Peirce served as USWD's CEO and Chairman from August 17, 1998 through March 1999.
(4) Mr. Leavitt joined USWD in May 3, 1999 as CEO and Chairman of the Board and presently serves in that capacity.
(5) Mr. Robichaud commenced service as of September 1997. The bonus amounts include $25,000 for Mr. Stambaugh and $10,000 for Mr. Robichaud, which were accrued but not paid as of yet.
(6) No amounts are shown under "Other", as the aggregate incremental cost to USWD of personal benefits provided to the executive officer did not exceed 10% of his annual salary and bonus during the year.
(7) All options were granted outside the 1992 Stock Option Plan, except certain options issued to Mr. Stambaugh (100,000 option shares) and Mr. Robichaud (100,000 option shares).
(8) Reflects options granted to Mr. Kelly during 1998; of that number 492,000 options had vested as of the date Mr. Kelly left the Company.
(9) Reflects options granted to Mr. Peirce during 1999; of that number 189,583 options had vested as of the date Mr. Peirce left the Company.

Option Grants in Fiscal Year Ending June 30, 1999

     The following table reports information with respect to individual grants of options to the Named Executive Officer and the other executive officers named in the Summary Compensation Table above.

                        Option Grants in Last Fiscal Year
                               (Individual Grants)

    Name               Number of       Percent of Total
                      Securities       Options/Warrants   Exercise Or
                      Underlying          Granted to      Base Price  Expiration
                   Options/Warrants  Employees in Fiscal   ($/Share)     Date
                      Granted (#)          Year (1)
--------------------------------------------------------------------------------
Rod L. Stambaugh         100,000             1.1               2.563    11/23/08
                         600,000             6.5               0.844     5/13/09

Evon A. Kelly              -0-               -0-                n/a        -0-

Roger L. Peirce (2)    1,300,000            14.1                n/a      9/1/02

Dean M. Leavitt        2,687,500            29.2               0.875     5/06/09
                       2,687,500            29.2               3.000     5/06/09

Robert E. Robichaud       50,000             0.5               2.563    11/23/08
                         250,000             2.7               0.844    05/13/09

(1) A total of 9,215,000 options and warrants were granted to employees, including executive officers, during fiscal year 1999.
(2)  On August  21,  1998,  USWD  granted  options  to Mr.  Peirce  to  purchase
     1,000,000 shares of USWD's common stock at $3.438 per share the estimated fair market value at date of grant. In November 1998, USWD and Mr. Peirce agreed to cancel the original 1,000,000 share option and USWD granted Mr. Peirce an option to purchase 1,300,000 shares of USWD's common stock, exercisable at $2.563 per share. As of March 19, 1999, the date Mr. Peirce left USWD, a total of 189,583 of the options were fully vested.

     As reflected in the following table, reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of any existing stock options owned by the Named Executive Officer and the year-end price of USWD's common stock.

       Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End
                                  Option Values

   Name              Shares            Value           Number of Securities                 Value of
                   Acquired on      Realized ($)      Underlying Unexercised          Unexercised In-the-
                   Exercise (#)        (1)           Options and Warrants at      Money Options and Warrants
                                                            FY-End (#)                  at FY-End ($)
                                                         Vested/Unvested           Vested/Unexercisable(2)
------------------------------------------------------------------------------------------------------------
Rod L. Stambaugh                                          479,990/375,010                 $22,352/$0
Evon A. Kelly                                             456,000/36,000(3)                   0/0
Roger L. Peirce                                           189,583/0                           0/0
Dean M. Leavitt                                           470,313/4,904,687                   0/0
Robert E. Robichaud                                       171,913/178,088                     0/0

(1) Calculated by subtracting the average traded price of the underlying shares of USWD's common stock on the date of exercise less the exercise price of the option.
(2) Represents the difference between $0.66, the average traded price of USWD's common stock at fiscal year end, and the exercise price of the option.
(3) Per Mr. Kelly's employment agreement, a maximum of 492,000 of the 600,000 shares granted may become exercisable through the end of his one-year employment term.

Director Compensation

     Directors who are not employees of USWD receive an annual stock option to purchase 20,000 shares of USWD's common stock. The grant is made pursuant to USWD's 1992 Stock Option Plan as of each director's anniversary date, with an exercise price equal to the market value of the underlying stock as of the date of grant. Options vest 25% on each six-month anniversary following the date of grant. This is the only regular arrangement for compensation of directors. A total of 80,000 stock options were granted to four non-employee directors during the fiscal year ended June 30, 1999.

     On November 23, 1998, USWD's outside directors were each granted 50,000 non-qualified stock options exercisable at $2.563 per share for services rendered to USWD. The options vest monthly over a period of 36 months, assuming the director remains a director of USWD through the vesting period.

Other Executive Compensation Paid During Fiscal 1999

     Mr. Roger L. Peirce served as USWD's CEO from August 17, 1998 through March 19, 1999 pursuant to an employment agreement with USWD. He was paid salary at the rate of $75,000 per year. He received a total of $44,000 in compensation during his tenure with USWD. On August 21, 1998, USWD granted options to Mr. Peirce to purchase 1,000,000 shares of USWD's common stock at $3.438 per share the estimated fair market value at date of grant. In November 1998, USWD and Mr. Peirce agreed to cancel the original 1,000,000 share option and USWD granted Mr. Peirce an option to purchase 1,300,000 shares of USWD's common stock, exercisable at $2.563 per share, the estimated fair market value of the grant, for ten years from November 23, 1998. Options to purchase 39,016 shares were granted as incentive stock options under USWD's 1992 Stock Option Plan ("the Plan") and those options will be subject to all of the terms and conditions of incentive stock options issued under the Plan. The balance of the options were issued outside the Plan as "non-qualified options." They have the same exercise terms as the incentive options issued under the Plan but expire on the earlier of September 1, 2002 or one year from the date Mr. Peirce ceases to serve USWD in any capacity, including as an employee, officer, director or consultant. All of the options vested immediately upon issuance but are subject to USWD's right to repurchase the shares at the price Mr. Peirce paid for them. USWD's right to repurchase the shares expires over a 48 month period at the rate of 2.08% of the shares per month. The repurchase rights of USWD terminate completely (thereby vesting Mr. Peirce's right in and to 100% of the shares) in the event of a change in control of USWD. As of March 19, 1999, the date Mr. Peirce left USWD, a total of 189,583 of the options were vested, and thus beyond USWD's right of repurchase.

Current Employment Agreements and Change In Control
Provisions Applicable To Executive Officers and Directors

     Dean M. Leavitt. USWD has an employment agreement with Dean M. Leavitt to act as USWD's Chief Executive Officer and Chairman of the Board. The agreement was effective as of May 3, 1999 and has a basic term of two years, subject to automatic renewal for one-year terms if not terminated by either party at least one month prior to the end of each term. Mr. Leavitt is to receive salary at the rate of $130,000 per year during the first 90 days of the agreement and $200,000 per year thereafter, plus reimbursement of certain customary business expenses. If Mr. Leavitt is terminated without "cause" or determines to leave for "good reason" (as these terms are defined in the agreement), Mr. Leavitt is entitled to severance pay for one year, payable at regular pay intervals, at a rate of his base salary at the time of termination for any part of the severance period falling within the initial two-year term or any extension term, and at a negotiated rate for any payments due after such term, but no less than 50% of his base salary at the time of termination. USWD also issued warrants to Mr. Leavitt to purchase up to 5,375,000 shares of USWD's common stock. Half of the warrants, or 2,687,500, are exercisable at $.875 per share, the exercise price being the estimated fair market value of the underlying stock at May 3, 1999, the date of grant, and vest 10% upon grant with the balance vesting over the following 12 months. The second 2,687,500 warrants have an exercise price of $3.00 per share and vest 50% one year following the grant date with the remaining balance vesting over the following six months. All warrants held by Mr. Leavitt immediately prior to termination of employment within six months of a "change of control" or upon a termination by USWD without "cause" or by Mr. Leavitt for "good reason" become immediately vested and exercisable. A "change of control" is defined as (a) any consolidation or merger of USWD in which USWD is not the continuing or surviving corporation or pursuant to which shares of USWD's capital stock are converted into cash, securities or other property other than a consolidation or merger of USWD in which the holders of USWD's voting stock immediately prior to the consolidation or merger shall, upon consummation of the consolidation or merger, own at least 50% of the voting stock of the surviving corporation, or any sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of USWD; or (b) more than 75% of the Board of Directors of USWD (including Mr. Leavitt) is replaced with new directors, except that this shall not apply to any new Directors sponsored by Mr. Leavitt or voted in favor of by him in constituting a slate of directors otherwise. Mr. Leavitt has also entered into an indemnification agreement with USWD pursuant to which USWD has agreed to provide the broadest possible indemnification that is available under Colorado law

     Rod L. Stambaugh. USWD has an arrangement under which it pays Rod L. Stambaugh, its President, $130,000 per year. Mr. Stambaugh may also be granted bonus compensation and/or stock options as approved by the Board of Directors from time to time. It is anticipated that Mr. Stambaugh will be entitled to participate in any performance-based bonus plan approved by the Board of Directors. In November 1998, Mr. Stambaugh was granted options to purchase 100,000 shares of common stock at $2.563 per share, with a four-year vesting schedule of 25% per year. Mr. Stambaugh was granted non-qualified options to purchase an additional 600,000 shares of common stock exercisable at $0.813 per share on May 13, 1999, which vest at the rate of 50% upon grant with the balance vesting over the following 12 months.

     Evon A. Kelly. USWD had an employment agreement with Evon A. Kelly, its former CEO, pursuant to which Mr. Kelly receives $150,000 in cash compensation per year. The agreement expired on August 20, 1999. Mr. Kelly was also granted a non-qualified stock option to purchase up to 600,000 shares of USWD's common stock at $1.00 per share, exercisable as to 10% as of the date of grant (August 4, 1997) and vesting at the rate of 3% per month thereafter so long as Mr. Kelly remains in the employ of USWD. All options must be exercised within 10 years of the date of grant. All options immediately vest and become exercisable upon a change in control of USWD. As of August 20, 1999, a total of 492,000 options had vested. USWD has agreed to indemnify Mr. Kelly for a portion of the tax liability differential between non-qualified stock option and incentive stock option tax treatment, when and if he should exercise his options and dispose of the shares. USWD has also agreed to register the shares underlying Mr. Kelly's option with the SEC on a Form S-8 registration statement as soon as practicable.

     Other Executive Officers. USWD also has an employment arrangement with Robert E. Robichaud, its Chief Financial Officer. Mr. Robichaud receives a salary of $125,000 per year and received a bonus of $10,417 for fiscal year 1998. Mr. Robichaud may also be entitled to an annual bonus of up to $25,000. Mr. Robichaud is entitled to severance of one year's salary if he is terminated without cause. As of September 5, 1997, Mr. Robichaud was granted options to purchase up to 50,000 shares of common stock at $3.95 per share under USWD's 1992 Stock Option Plan, with a vesting schedule of 10% as of his date of hire (September 5, 1997) and 3% per month thereafter. In November 1998, Mr. Robichaud was granted additional options to purchase 50,000 shares of common stock at $2.563 per share, with a four-year vesting schedule of 25% per year. Pursuant to the Amended 1992 Stock Option Plan, all options granted to employees immediately vest and become exercisable upon a merger, acquisition, sale of all assets or other change in control of USWD. Mr. Robichaud was granted non-qualified options to purchase an additional 250,000 shares of common stock exercisable at $0.813 per share on May 13, 1999, which vest at the rate of 50% upon grant with the balance vesting over the following 12 months.

Proposed Executive Bonus Plan

     Management of USWD is in the process of formulating a performance-based bonus plan for USWD's executive officers and key personnel, which may include provisions for cash bonus compensation as well as stock based compensation under USWD's 1992 Stock Option Plan or otherwise. Other than certain contingent bonus compensation that has been offered to certain executive officers of USWD as described above, and which is subject to adoption of criteria by the Board of Directors, the Board has not yet approved the parameters of such a bonus plan.

1992 Stock Option Plan

     General. USWD's Amended 1992 Stock Option Plan (the "Plan") was adopted for the purpose of granting employees, directors and consultants of USWD options to purchase common stock so that they may have the opportunity to participate in the growth of USWD and to provide these people with an increased incentive to promote the interests of USWD.

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

     Grant of Options. Options may be granted under the Plan for a total of 2,680,000 shares of common stock. The Board of Directors increased the number of shares underlying options available to the Plan to 2,680,000 from 880,000 on August 6, 1997. This amendment was approved by shareholders at the Annual Meeting of Shareholders held February 6, 1998. Additional grants of options may be made only to employees, directors and consultants of USWD and any parent or subsidiary. The Board determines the terms of options granted under the Plan, including the type of option (which can be an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or a non-qualified stock option), the exercise price, the number of shares subject to the option, and the exercisability thereof. The Board also determines, at the time of grant, the period during which the option will be exercisable, subject to the limitations of the Plan. Unless otherwise provided at the time of grant, options to employees vest 25% one year from date of grant and 25% on each yearly anniversary thereafter. An option to purchase 20,000 shares at fair market value is automatically issued under the Plan to each non-employee director as of the director's anniversary date. Options granted to non-employee directors' vest 25% at each six-month anniversary thereafter. Information regarding options presently outstanding under the Plan is set forth below.

     Terms and Conditions of Options. The Board may impose on an option any additional terms and conditions which it deems advisable and which are not inconsistent with the Plan. The exercise price of any stock option granted under the Plan must not be less than 100% of the fair market value of a share of common stock on the date of grant, except that as to an optionee who at the time an incentive stock option is granted owns stock possessing more than 10% of the total combined voting power of all classes of stock of USWD, the exercise price of such incentive stock option must be at least equal to 110% of the fair market value of the shares as of the date prior to the date of the grant. In addition, no incentive stock option can be granted to any employee where the aggregate fair market value of the shares (determined at the date of such option grant) for which such incentive stock options are exercisable for the first time in any calendar year exceeds $100,000. In connection with a merger, sale of all of USWD's assets, or other transaction which results in the replacement of USWD's common stock with the stock of another corporation, all granted options
(including unvested options) become exercisable immediately prior to the consummation of the transaction, unless other provisions are made with respect to those options.

     Exercise of Options. An optionee may exercise less than the entire vested portion of an option, in which case such unexercised, vested portion shall continue to remain exercisable, subject to the terms of the Plan, until the option terminates. Vested options must be exercised within three months of an optionee's termination of employment with USWD.

Federal Income Tax Consequences Applicable to Options Granted Under the Plan

     Incentive Stock Options. USWD anticipates that all options granted under the Plan and treated by USWD as "incentive stock options," that is, a stock option described in Section 422 of the Code, will have the following anticipated (but not guaranteed) federal income tax consequences, among others: the optionee will recognize no income at the time of grant; upon exercise of the incentive stock option, no income will result to any party; if there is no disposition of the shares until a date that is both (i) two years from the grant of an incentive stock option and (ii) one year from its exercise, no amount will be ordinary income and, upon disposition in a taxable transaction, the employee will receive long-term capital gain or loss treatment equal to the difference between the amount realized and the option price; any gain realized upon a disposition other than as set forth above may result in ordinary income tax treatment to the optionee; generally, USWD receives no deduction in connection with the transaction; and, certain optionees may incur alternative minimum tax treatment under the Code upon exercise of an incentive stock option.

     Non-qualified Stock Options. USWD anticipates that all non-qualified stock options granted under the Plan will have the following anticipated (but not guaranteed) federal income tax consequences, among others: the optionee will recognize no income at the time of grant; upon exercise of the non-qualified stock option, the individual to whom the option is granted should be deemed to receive ordinary income at the time of exercise equal to the excess, if any, of the fair market value of the acquired shares at such time over the option price for such shares; if the shares acquired upon the exercise of a non-qualified stock option are disposed of in a taxable transaction, the individual disposing of such shares will have a realized and recognized capital gain or loss equal to the difference, if any, between the amount realized and the adjusted basis of such shares to the holder; such gain or loss will be long-term or short-term depending on whether or not such shares are held for longer than six months; and, the adjusted basis usually (but not always) will include the option price plus any ordinary income described above with respect to such shares.

Form S-8 Registration of Shares of Common Stock
Issuable Pursuant to Options Under the Plan or Otherwise

     USWD registered 880,000 shares of common stock underlying options issuable under the Plan with the United States Securities and Exchange Commission (the "SEC") under a Form S-8 Registration Statement that was effective as of September 1995. USWD intends to file another registration statement on Form S-8 in the near future to register the additional shares issuable pursuant to the exercise of options that have been or may be issued under the Plan.

     In addition, USWD intends to register on Form S-8 the shares underlying option grants issued outside the Plan covering 189,583 shares of common stock for Mr. Roger Peirce, 492,000 shares of common stock for Mr. Evon Kelly, 600,000 shares for Mr. Rod Stambaugh and 250,000 shares for Mr. Robert E. Robichaud, to the extent the options remain outstanding and exercisable at the time USWD files the registration statement.

Options Presently Outstanding Under the Plan

     As of August 31, 1999 there were a total of 1,222,281 options outstanding under the Plan, 455,810 of which were vested at that date. Of the total options outstanding at August 31, 1999, 447,781 were held by directors (two of whom are also officers of USWD), 219,781 of which were vested, 100,000 were held by other executive officers, 39,500 of which were vested, and 674,500 were held by employees or consultants of USWD, 196,529 of which were vested. The weighted average per share exercise price of all options outstanding under the Plan as of August 31, 1999, was $2.25.

ITEM 11. SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

     The following tables set forth certain information regarding the beneficial ownership of the Company's common stock and Series A and Series B Preferred Stocks as of August 31, 1999, by (i) each Director, (ii) the current Chief Executive Officer and each person who served in that capacity during the fiscal year, (iii) the Chief Financial Officer, (iv) all persons, including groups, known to the Company to own beneficially more than five percent (5%) of the outstanding common stock of the Company, and (v) all executive officers and directors as a group. A person (or group) is deemed to be a beneficial owner of common stock that can be acquired by such person or group within 60 days from August 31, 1999 upon the exercise of warrants, options or other rights exercisable for, or convertible into, common stock. As of August 31, 1999, there were a total of 19,100,879 shares of common stock, 752,000 shares of Series A Preferred Stock and 1,954,705 shares of Series B Preferred Stock outstanding.

     Except as otherwise indicated, the address of each of the following persons is c/o U.S. Wireless Data, Inc., 2200 Powell Street, Suite 800, Emeryville, CA 94608.

Certain Holders of Common stock

                                                                                          Shares of Common Stock
                                                                                           Beneficially Owned (1)
                                                                                          -----------------------
                                                                                          Number
                                                                                            of          Percent of
Name of Beneficial Owner                                                                  Shares           Class
------------------------                                                                  ------        ----------
Dean M. Leavitt...............................................................         1,276,563 (2)        6.3%
Rod L. Stambaugh..............................................................           908,500 (3)        4.6%
Chester N. Winter.............................................................           136,781 (4)          *
Alvin C. Rice.................................................................            26,500 (5)          *
Roger L. Pierce...............................................................           189,583 (6)          *
Evon A. Kelly.................................................................           492,000 (7)        2.5%
Robert E. Robichaud...........................................................           203,167 (8)        1.1%
John M. Liviakis..............................................................         7,000,381 (9)       32.6%
  2420 "K" Street, Suite 220
  Sacramento, CA  95816
Robert B. Prag................................................................        1,422,599 (10)        7.5%
  2455 El Amigo Road
  Del Mar, CA  92014
RBB Bank Aktiengesellschaft...................................................        1,990,056 (11)        9.5%
  Burgring 16,
  8010 Graz, Austria
Bold Street, LLC..............................................................        2,052,336 (12)        9.7%
  c/o Thomson Kernaghan & Co.
  365 Bay Street, Suite 1000, 10th Fl.
  Toronto, Ontario M5H2V2
Tonga Partners LP and Cuttyhunk Fund Limited..................................        1,483,824 (13)       7.21%
  c/o Cannell Capital Management
  600 California Street, 14th Fl.
  San Francisco, CA 94108
All directors and executive officers as a group (7 persons)...................        3,233,093 (14)       14.7%
------------------

 * Represents less than 1% of outstanding shares.

(1) Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or exercisable, convertible or issuable within 60 days of August 31, 1999, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 1,276,563 shares which Mr. Leavitt has the right to acquire within 60 days of August 31, 1999, through the exercise of common stock purchase warrants. Does not include up to 4,098,437 additional shares subject to warrants which Mr. Leavitt has been granted but which are not exercisable prior to November 1, 1999.
(3) Includes 555,000 shares which Mr. Stambaugh has the right to acquire within 60 days of August 31, 1999, through the exercise of stock options.
(4) Includes 136,781 shares which Mr. Winter has the right to acquire within 60 days of August 31, 1999, through the exercise of stock options.
(5) Includes 26, 500 shares which Mr. Rice has the right to acquire within 60 days of August 31, 1999, through the exercise of stock options.
(6) Represents 189,583 shares which Mr. Peirce has the right to acquire within 60 days of August 31, 1999, through the exercise of stock options.
(7) Represents 492,000 shares which Mr. Kelly has the right to acquire within 60 days of August 31, 1999, through the exercise of stock options.
(8) Represents 203,167 shares which Mr. Robichaud has the right to acquire within 60 days of August 31, 1999, through the exercise of stock options.
(9) The information shown is based upon Schedule 13D (Amendment No. 6) dated May 24, 1999, filed on behalf of Liviakis Financial Communications, Inc. ("LFC"), John M. Liviakis and Renee A. Liviakis and information known to USWD based on its consulting agreements with LFC and the number of shares issued for the conversion of debt (in the form of notes payable due LFC) to equity. John M. and Renee A. Liviakis are the owners of LFC. The number of shares shown includes a total of 3,523,423 shares of common stock owned by Mr. Liviakis as an individual, plus 1,132,580 shares of common stock issued to LFC pursuant to three consulting agreements between USWD and LFC effective as of July 25, 1997, August 1,1998 and July 1, 1999. USWD issued 225,000 shares, 217,500 shares and 690,000 shares to LFC under the three agreements, respectively. Also included are 2,344,458 shares issued to LFC upon conversion of $1,990,000 principal amount of debt (in the form of notes payable due LFC) to common stock pursuant to an agreement entered into as of March 19, 1999. See "Certain Relationships and Related Transactions - Transactions with Liviakis Financial Communications, Inc."
(10) Mr. Prag is a former executive officer of LFC. The shares of common stock are owned by Mr. Prag as an individual. See "Certain Relationships and Related Transactions - Transactions with Liviakis Financial Communications, Inc."
(11) RBB Bank is the record owner, as agent for various of its clients, of the securities included in the table. Includes 40,242 shares held by RBB Bank on behalf of its clients, 328,563 shares issuable upon conversion of 270,000 shares of USWD's Series A Preferred Stock, 1,168,224 shares of common stock issuable upon the conversion of $1,000,000 of USWD's 6% Convertible Debentures due July 21, 2000, and 265,599 shares issuable upon conversion of 227,353 shares of Series B Preferred Stock, based on the Market Price (as defined in the instruments) and the applicable discount to Market Price as of August 31, 1999. The number shown also includes: 50,000 shares of common stock underlying a common stock purchase warrant issued to RBB Bank in conjunction with the purchase of the 6% Convertible Debentures; 20,000 shares of common stock underlying a common stock purchase warrant issued as interest on a bridge loan; and 117,427 shares of common stock underlying common stock purchase warrants issued in conjunction with a partial redemption of Series A Preferred Stock, all of which are presently exercisable. See "Certain Relationships and Related Transactions - Transactions with RBB Bank Aktiengesellschaft."
(12) Represents 1,752,336 shares issuable upon conversion of USWD's Series B Preferred Stock, based on the Market Price (as defined in the instrument) and the applicable discount to Market Price as of August 31, 1999, and 300,000 shares of common stock underlying common stock purchase warrants issued to Bold Street in conjunction with the purchase of Series B Preferred Stock.
(13)Represents 1,168,224 shares issuable upon conversion of $1,800,000 of USWD's 6% Convertible Debentures and 265,599 shares issuable upon conversion of 227,353 shares of Series B Preferred Stock, based on the Market Price (as defined in the instruments) and the applicable discount to Market Price as of August 31, 1999, and 50,000 shares of common stock underlying common stock purchase warrants issued to Tonga Partners and Cuttyhunk Fund Limited in conjunction with the purchase of the 6% Convertible Debentures.
(14) Includes all shares underlying options and warrants as described in footnotes (2) - (5) and (8) of this table.

            Certain Holders of Series A and Series B Preferred Stock

                                                              Stock Beneficially Owned (1)
                                                 ---------------------------------------------------
          Name of Beneficial Owner                   Number of           Percent of        Number of           Percent of
          ------------------------               Shares - Series A         Class            Shares -              Class
                                                     Preferred           ----------         Series B           ----------
                                                 -----------------                         Preferred
                                                                                           ---------
Dean M. Leavitt                                         -0-                  0%               -0-                  0%

Rod L. Stambaugh                                        -0-                  0%               -0-                  0%

Robert E. Robichaud                                     -0-                  0%               -0-                  0%

Chester N. Winter                                       -0-                  0%               -0-                  0%

Alvin C. Rice                                           -0-                  0%               -0-                  0%

Roger L. Peirce                                         -0-                  0%               -0-                  0%

Evon A. Kelly                                           -0-                  0%               -0-                  0%

All directors and executive officers as a group         -0-                  0%               -0-                  0%
(7 persons)

RBB Bank Aktiengesellschaft (2)                       270,000              35.9%             227,353              11.6%
Burgring 16
8010 Graz Austria

The Endeavor Capital Fund                             389,110              51.8%              -0-                  0%
14/14 Divrei Chaim Street
Jerusalem  94479 Israel

CNCA - SCT Brunoy                                      92,500              12.3%              -0-                  0%
Sub A/C BGP
30 Rue des Vallies
91300 Brunoy  France

Cuttyhunk Fund Limited (3)                              -0-                  0%               90,941              4.7%
73 Front Street
Hamilton Hm 12 Bermuda

Tonga Partners LP (3)                                   -0-                  0%              136,411              7.0%
c/o Cannell Capital Management
600 California Street, 14th Fl.
San Francisco, CA 94108

Bold Street, LLC                                        -0-                  0%            1,500,000              76.7%
c/o Thomson Kernaghan & Co.
365 Bay Street, Suite 1000, 10th Fl.
Toronto, Ontario M5H 2V2
------------------

(1) To the Company's knowledge, except as otherwise indicated in the footnotes to this table, all persons named in this table have sole voting and investment power with respect to all shares of Series A Preferred Stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission. There are no shares of Series A Preferred Stock or Series B Preferred Stock, which are subject to options, warrants or rights held by any person. The Series A Preferred Stock and Series B Preferred Stock are not publicly traded or registered under the Securities Exchange Act of 1934. The Series A and
     Series B Preferred Stocks do not generally have voting rights except as specifically provided under Colorado law.

(2) RBB Bank Aktiengesellschaft is the record owner of the shares. RBB holds the shares as agent for various individuals who share voting and investment power over the shares. The Company has been advised that no single individual in the RBB Bank client group owns 5% or more of the shares of Series A Preferred Stock or Series B Preferred Stock.

(3) The Company has been advised that voting and investment power over the shares is exercisable by Cannell Capital Management, located at 750 Battery Street, San Francisco, CA, 94111.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Cardservice International, Inc.

     Mr. Caesar Berger, a director of the Company until May 1999, was also an officer of the Company's largest customer, Cardservice International, Inc. ("CSI"). Mr. Roger Peirce, another former officer and director of the Company was a "nonvoting" director of CSI. Sales to CSI approximated $564,000 and $178,000 in fiscal 1999 and 1998, respectively.

     On October 28, 1998, the Company borrowed $500,000 from the Chief Executive Officer and 50% owner of CSI. The note bore interest at 8% per annum and was payable in full on the earlier of the receipt by the Company of proceeds from the sale of the Company's common stock to this individual or January 1, 1999. In consideration for the loan, the Company also agreed to issue a common stock purchase warrant exercisable to purchase 25,000 shares of common stock at $3.038 per share through October 27, 2001. On March 19, 1999, USWD and the noteholder agreed to convert the principal and accrued interest into 589,213 shares of common stock. The shares were issued on June 24, 1999.

     During fiscal 1996, CSI purchased $162,500 of raw materials on behalf of the Company in exchange for 142,544 shares of common stock issued subsequent to June 30, 1996 at 150% of the then current fair market value plus registration rights after one year on all stock owned by CSI. This transaction increased CSI's ownership in the Company from 2% to 5%. At June 30, 1998, CSI had completely divested its stock interest in the Company. Additionally, the Company provides sales rebates to CSI on POS-50(R) units sold by CSI to end users of product built with the raw materials purchased using the amounts advanced from CSI. Through June 30, 1999, a total of $93,000 had been paid under the agreement.

Transactions with Liviakis Financial Communications, Inc.

     In July of 1997, the Company entered into a Consulting Agreement with Liviakis Financial Communications, Inc. and its affiliates, Messrs. John Liviakis and Robert B. Prag, ("LFC") pursuant to which LFC agreed to provide the Company with financial and business consulting and public and investor relations services. The Company was obligated to pay LFC consulting fees of $10,000 in cash and 300,000 shares of its common stock over the one-year term of the Consulting Agreement. 75% of the shares were issued to LFC and 25% to Mr. Prag. Pursuant to the Consulting Agreement, the Company was also obligated to pay LFC cash equal to 2.5% of the gross proceeds received in any direct financing located for the Company by LFC.

     The Company also sold a total of 3,500,000 shares of common stock and warrants to purchase up to an additional 1,600,000 shares of common stock exercisable at $.01 per share to Mr. Liviakis (2,625,000 shares and 1,200,000 warrants) and Mr. Prag (825,000 shares and 400,000 warrants) in August 1997 for $500,000 in cash. The warrants were exercised during fiscal 1998 and 1999. Pursuant to this transaction, LFC and these affiliates became significant shareholders of the Company. The common stock issued for cash, under the

Consulting Agreement and upon exercise of the warrants to LFC and its affiliates, has certain registration rights, including one-time demand rights and unlimited piggyback rights.

     Pursuant to the agreements, Messrs. Liviakis and Prag were granted the right to approve the appointment of certain officers and directors of the Company.

     Since the LFC related financing transaction and the LFC Consulting Agreement were entered into by the Company at approximately the same time, the Company has treated these transactions as one transaction for accounting purposes. Based on the fair market value of the common stock as determined by an independent valuation, the initial 3,500,000 shares of common stock and warrants for 1,600,000 shares of common stock issued in the transactions, net of cash proceeds received, were valued at approximately $1,285,000 and recorded as prepaid consulting services. The consulting services were amortized on a straight-line basis over the term of the Consulting Agreement commencing with the July 25, 1997 effective date of the agreement. The 300,000 shares which were issuable over the term of the contract were valued as such shares vested, and resulted in an additional $1,085,000 in consulting expenses during fiscal 1998. All of these shares were included in the registration statement that became effective August 7, 1998, although none of the shares were sold under the registration statement prior to the shares being removed from registration by a post-effective amendment filed as of June 24, 1999.

     In connection with the closing of the sale of $3,060,000 of 8% Convertible Debentures, the Company paid LFC $76,500 in December 1997. In conjunction with the July 1998 closing of the sale of $2,000,000 of 6% Convertible Subordinated Debentures due July 21, 2000, LFC was paid $50,000, as a finder's fee.

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

     On June 30, 1998, the Company and LFC agreed to extend their consulting relationship through the entry of a new consulting agreement covering the period from August 1, 1998 through March 15, 1999 (the "New LFC Agreement"). The terms of the New LFC Agreement are substantially the same as the original LFC Agreement. For services to be rendered under the New LFC Agreement, LFC received 290,000 shares of common stock, issuable as a signing bonus upon execution of the New LFC Agreement. LFC received 75% of the shares and 25% were issued to Mr. Prag. The common stock issued to LFC under the new Consulting Agreement has certain registration rights. In conjunction with the entry of the New LFC
Agreement LFC agreed to a further lock-up of all shares owned by LFC and its affiliates, pursuant to which they agreed not to sell such shares before February 1, 1999, even though certain of those shares were included in the registration statement which became effective August 7, 1998. Under the New LFC Agreement, USWD also agreed to expand its Board of Directors to include two additional outside directors who are acceptable to LFC. During the first half of fiscal 1999, the appointment of Messrs. Peirce and Russell to the Board of Directors was approved by LFC. Messrs. Peirce and Russell have since resigned from the Board.

     On September 22, 1998, the Company borrowed $1,300,000 from LFC under a note payable, which was due April 1, 1999, and bore interest at 8% per year. The Company used $1 million of the proceeds to redeem $833,000 of its Series A Preferred Stock. Substantially all available intangible assets of the Company were pledged to secure the note. During the period from November 1998 through February 1999, USWD received bridge loans from LFC totaling $690,000 in the form of 8% notes payable due April 1, 1999. On March 19, 1999, USWD and Liviakis Financial Communications agreed to the conversion of $1,990,000 of principal plus accrued interest to 2,344,458 shares of common stock. The shares were issued on June 24, 1999.

     On July 1, 1999 USWD entered into an agreement with LFC, to provide the Company with public relations and investor relations services through March 15, 2000. The Company issued 690,000 shares of common stock to LFC for its services under this agreement. LFC is entitled to receive a 2.5% cash finder's fee for financing located by LFC and a 2% finder's fee based on the "total consideration provided" through any acquisition located by LFC.

     LFC, its present and former affiliates have agreed not to sell any USWD common stock acquired in these various transactions before the end of calendar year 1999.

Transactions with entrenet Group, LLC

     In June 1997, the Company entered into a consulting agreement with entrenet Group, LLC ("entrenet"), for purposes of assisting the Company in strategic planning, the creation of a detailed business and marketing plan and in locating financing sources. For its services, the Company issued a $150,000 convertible promissory note to entrenet, with interest payable at 10% per annum, due in full on or before June 2, 1998. At entrenet's election, the principal and interest converted into 328,750 shares of common stock of the Company during the year ended June 30, 1998, at $.50 per share. In addition, the Company was obligated to pay entrenet a finder's fee of 8% for any direct financing it located for the Company, payable in Company securities identical to what for that $500,000 financing. During fiscal 1998, the Company and entrenet were in discussions over the interpretation of the provisions specifying the consideration payable to entrenet as its finder's fee for locating LFC. The matter was resolved in November 1997, whereby the Company agreed to issue entrenet a total of 280,000 shares of its common stock issuable to it under the note and as payment of the finder's fee. Those shares were issued in April 1998 and included in the Registration Statement, which became effective August 7, 1998, although none of the shares were sold under the registration statement prior to the shares being removed from registration by a post-effective amendment filed as of June 24, 1999.

     As of March 12, 1998, the Company entered into an agreement with entrenet to provide business and financial consulting services to the Company and to assist the Company in locating additional financing. The term of the agreement was for six months from March 12, 1998 and renewed for additional six-month terms unless at least 60 days notice was given to terminate the agreement prior to the end of a term. For its advisory services under the agreement, entrenet was paid a fee of $60,000 plus interest in July 1998. In addition, entrenet received a common stock purchase warrant to purchase 10,435 shares at $5.75 per share, exercisable until March 11, 2003. The Consulting Agreement was terminated in September 1998. The Company agreed to pay the remaining fees to entrenet of $20,000 and issued a common stock purchase warrant for 8,333 shares exercisable at $2.40 per share until September 11, 2003. The shares issuable on exercise of this warrant carry certain registration rights. No warrants have been exercised as of June 30, 1999. entrenet is entitled to receive certain finder's fees on future financings and other transactions between the Company and certain specified parties within two years of September 12, 1998.

Transactions with RBB Bank Aktiengesellschaft

     USWD and RBB Bank have engaged in various transactions over the last two years, as follows:

     RBB Bank Aktiengesellschaft ("RBB Bank") is the record owner, as agent for various of its clients, of 270,000 shares of USWD's Series A Preferred Stock, which it purchased in December of 1997. RBB Bank originally purchased as agent for its clients, $1,600,000 of 8% Convertible Subordinated Debentures Due December 31, 1999 (all of which converted to 1,600,000 shares of Series A Preferred Stock as of February 9, 1998) in an "arms-length" transaction, thereby making RBB Bank, as agent for its clients, a significant shareholder of USWD

     As of March 12, 1998, USWD and Mr. Richard P. Draper and his assignee, Tillicombe International, LDC ("Tillicombe") entered into an agreement by which Mr. Draper and Tillicombe agreed to allow USWD to assign to third parties USWD's rights in a call option which USWD had on 367,684 shares of USWD's Common Stock owned by Tillicombe (the "Call Option") in return for payment to Tillicombe of $25,000 and the release of USWD's voting and option rights as to 30,000 shares which were also subject to the Call Option. USWD originally acquired the Call Option in October 1995, in conjunction with the dissolution of a subsidiary, Direct Data, Inc., which USWD had acquired in 1994, in which Mr. Draper was a principal shareholder. Between March 15 and June 15, 1998, USWD sold and assigned the Call Option on 250,000 shares to RBB Bank. RBB Bank purchased the Call Option in five increments of 50,000 share options each, and paid USWD 85% of the average last sale price of the underlying shares over the five days prior to the date of acquiring each Call Option, less the Call Option exercise price of $.25 per share. In each transaction, RBB Bank paid the acquisition price for the Call Option, as well as the exercise price to Tillicombe prior to taking delivery of the shares. USWD realized a total of approximately $997,000 from the sale of these Call Options to RBB Bank.

     Effective July 1, 1998, USWD borrowed $250,000 from RBB Bank and issued a promissory note which was payable in full on or before September 9, 1998. The loan was intended as a short-term bridge loan and was repaid from the proceeds Company's 6% Debentures issued on July 22, 1998. In conjunction with this loan, USWD also issued a Common Stock purchase warrant to RBB Bank to purchase 20,000 shares of Common Stock at $4.375 per share, exercisable through September 9, 2001. See also Note 11 to the Financial Statements.

     On July 22, 1998, RBB Bank purchased $1,000,000 of USWD's 6% Convertible Subordinated Debentures Due July 21, 2000, together with Common Stock purchase warrants exercisable to purchase 50,000 shares of Common Stock at $4.50 per share through July 21, 2001. The shares underlying the 6% Debentures and the warrants are included in the registration statement filed by USWD with the SEC as of June 30, 1999 (SEC File No. 333-81897) which was not yet effective as of the date of filing of this Report.

     Effective September 17, 1998 USWD and RBB Bank agreed that USWD would redeem 440,583 shares of Series A Preferred Stock held by RBB Bank for $528,700. RBB Bank agreed to refrain from converting any additional shares of Series A Preferred Stock until at least October 15, 1998 after which time one-third of the Series A Preferred shares could be converted to Common Stock on each of October 15, November 15, and December 15, 1998, respectively. In conjunction with this transaction, USWD agreed to issue Common Stock purchase warrants exercisable to purchase that number of shares of Common Stock equal to five percent of the number of shares of Series A Preferred Stock held by the participating investor at the end of each one month period, exercisable at the current market price of the Common Stock at each issuance date (the "Series A Redemption Warrants"). USWD issued RBB Bank Series A Redemption Warrants to purchase: 46,485 shares exercisable at $2.40 per share through October 15, 2001; 35,471 shares exercisable at $3.36 per share through November 15, 2001; and 35,471 shares exercisable at $3.69 per share through December 15, 2001. USWD also agreed to increase the dividend rate from 4% to 8% on the balance of the unconverted Series A Preferred Stock and to file a new registration statement with the SEC by October 31, 1998, to register the shares underlying the Series A Redemption Warrants as well as additional shares issuable upon conversion of the Series A Preferred Stock beyond those included in the SB-2 Registration Statement declared effective August 7, 1998. That registration had included an insufficient number of shares to cover all conversions of Series A Preferred Stock because of a decline in the market price of USWD's Common Stock subsequent to effectiveness of that registration statement. USWD failed to file the required registration statement but has included the shares underlying the Series A Redemption Warrants in the registration statement filed with the SEC as of June 30, 1999 (SEC File No. 333-81897) which was not yet effective as of the date of filing of this Report.

     On March 12, 1999, USWD borrowed $250,000 from RBB Bank, entering into a Note and Common Stock Purchase Agreement. As part of the agreement, 50,000 shares of Common Stock and a $250,000 promissory note bearing interest at 10% due June 12, 1999 were issued to RBB Bank. Liviakis Financial Communications, Inc. agreed to guarantee the note. In connection with the issuance of the note, USWD also granted RBB Bank a right of first refusal to fund any additional bridge financing needed by USWD, to be exercised within one day of RBB Bank being notified of the terms of any such additional bridge financing. The shares issued under this agreement are restricted securities, with USWD agreeing to include the shares in the registration statement filed for the 6% Convertible Debentures and other share issuances. The shares are included in the registration statement filed with the SEC as of June 30, 1999 (SEC File No. 333-81897), which was not yet effective as of the date of filing of this Report.

     The March 12, 1999 loan from RBB Bank was intended as a short-term bridge loan and was originally required to be repaid from the proceeds of any aggregate equity placements done by USWD that amounted to at least $1,000,000 in equity financing. In April 1999, in conjunction with the closing of the Series B Preferred Stock placement, RBB Bank agreed to waive the right to immediate repayment of the $250,000 owed to it. RBB Bank agreed to forebear initiating an action against USWD to collect the amount due until the earlier of receipt by USWD of funding in the aggregate of at least $2,500,000, or December 1, 1999.

     In May 1999, RBB Bank agreed to accept a total of 227,353 shares of USWD's Series B Preferred Stock in lieu of penalties and interest owing through June 30, 1999 on $1,000,000 of USWD's 6% Debentures held by RBB Bank's clients, and to waive certain prior defaults on the 6% Debentures and the related registration rights agreement. RBB Bank also agreed not to declare the 6% Debentures in default for failure to pay interest or register the underlying shares of Common Stock unless and until the holders of the Series B Preferred Stock have the right to require USWD to redeem the Series B Preferred Stock.

     On June 30, 1999, USWD filed a registration statement on Form SB-2 (SEC File No. 333-81897) in which RBB Bank is named as selling security holder for shares of Common Stock underlying $1,000,000 of 6% Debentures, various common stock purchase warrants (described above), 227,353 shares of Series B Preferred Stock and 50,000 shares of Common Stock, all held by RBB Bank's clients. A total of 4,127,639 shares of Common Stock are included in that registration statement for sale by RBB Bank's clients. As of the date of this report, the registration statement has not yet been declared effective. RBB Bank has requested that upon filing an amendment to that registration statement USWD include all shares of Common Stock underlying RBB Bank's clients Series A Preferred Stock.

Transactions with ADATOM, Inc.

     During fiscal 1998, the Company purchased furniture and equipment in the approximate amount of $200,000 through a company owned by Mr. Richard Barton, a director of the Company at the time of the purchases.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

 Exhibit
 Number   Description of Exhibit
 -------  ----------------------

     3.1  Amended Articles of Incorporation (8)

     3.2 Articles of Amendment to the Articles of Incorporation (including Designation of Series B Cumulative Convertible Redeemable Preferred Stock) filed by USWD on April 29, 1999 (18)

     3.3  Amended Bylaws (3)

     4.1  Specimen Common Stock Certificate (14)

     4.2  1992 Stock Option Plan, as amended (7) (Z)

     4.3 Common Stock Purchase Warrant issued to Kenneth DeJohn on or about May 1, 1993 (5)

     4.4 Form of Common Stock Purchase Warrant issued to John Liviakis and Robert Prag as of August 4, 1997 (Included IN Exhibit 10.11)


     4.5  Designation  of  Series  A  Cumulative   Convertible  Preferred  Stock
          (Included in Exhibit 3.1)

     4.6  Designation  of  Series  B  Cumulative   Convertible  Preferred  Stock
          (Included in Exhibit 3.2)

     4.7 Common Stock Purchase Warrant dated December 10, 1997 issued to JW Genesis Securities, Inc. (10)

     4.8 Common Stock Purchase Warrant dated March 12, 1998, issued to entrenet Group, LLC (12)

     4.9 Promissory Note for $60,000 issued to entrenet Group, LLC, as of March 12, 1998 (12)

     4.10 Form of Registration Rights Agreement - Issued to Series A Preferred Stockholders as of December 10, 1997 (10)

     4.11 Form of Subscription Agreement entered into with Series A Preferred Stockholders as of December 10, 1997 (10)

     4.12 Common Stock Purchase Warrant issued to James B. Walters on or about April 12, 1993 (5)

     4.13 Agreement to Amend Stock Purchase Warrant effective April 1, 1998 with James Walters (13)

     4.14 Promissory Note - $250,000 dated June 26, 1998, issued to RBB Bank Aktiengesellschaft (13)

     4.15 Common Stock Purchase Warrant dated June 26, 1998 issued to RBB Bank Aktiengesellschaft (13)

     4.16 Lock-up  Letter   Agreement   between  USWD  and  Liviakis   Financial
          Communications, Inc., John M. Liviakis and Robert B. Prag dated June 30, 1998 (13)

     4.17 Debenture Agreement for 6% Convertible Subordinated Debentures Due July 21, 2000 (11)

     4.18 Form  of  Common  Stock  Purchase   Warrant  issued  to  6%  Debenture
          Purchasers  and JW Genesis  Securities,  Inc. as of July 21 - 27, 1998
          (11)

     4.19 Form of Registration Rights Agreement for 6% Convertible Subordinated Debentures Due July 21, 2000 and Common Stock Purchase Warrant issued to 6% Debenture Purchasers and JW Genesis Securities, Inc. as of July 21 - 27, 1998 (11)

     4.20 Modification Agreement with Certain Holders of Series A Preferred Stock Effective as of September 17, 1998 (15)

     4.21 Form of Common Stock Purchase Warrants issued to Certain Holders of Series A Preferred Stock participating in the modifications to the terms of the Series A Preferred Stock (which was effective as of September 17, 1998) (15)

     4.22 Form of Common Stock Purchase Warrant issued to Charles Burtzloff in conjunction with the $500,000 loan made to USWD as of November 1, 1998
          (15)

     4.23 Non-Qualified Common Stock Option issued to Evon A. Kelly effective as of August 4, 1997 (15) (Z)

     4.24 Non-Qualified Common Stock Option issued to Roger L. Peirce effective as of November 23, 1998 (in replacement for cancelled Stock Option originally issued August 22, 1998) (16) (Z)

     4.25 Confirmation Letter Agreement dated December 23, 1998 re: stock lock-up, between USWD and Liviakis Financial Communications, John Liviakis and Robert B. Prag (16)

     4.26 Note and Common Stock Purchase Agreement with RBB Bank, dated March 12, 1999 (17)

     4.27 Promissory Note Conversion and Common Stock Purchase Agreement with Burtzloff Family Trust, dated March 19, 1999 (17)

     4.28 Common Stock Purchase Agreement Pursuant to Note Payable Conversion to Equity with Liviakis Financial Communications, Inc., dated March 19, 1999 (17)

     4.29 Form of Series B Preferred Stock Securities Purchase Agreement entered into with purchasers of Series B Preferred Stock dated as of April 30, 1999 (18)

     4.30 Form of Series B Preferred Stock Registration Rights Agreement entered into with purchasers of Series B Preferred Stock dated as of April 30, 1999 (18)

     4.31 Form of Common Stock Purchase Warrant issued to cash purchaser of Series B Preferred Stock as of May 6, 1999 (18)

     4.32 Form of Waiver of Rights and First Amendment to Debenture Agreement (relating to 6% Convertible Subordinated Debentures Due July 21, 2000) entered into as of April 30, 1999 (18)

     4.33 Form of Supplement to Series B Preferred Stock Securities Purchase Agreement entered into with holders of USWD's 6% Debentures as of April 30, 1999 (18)

     4.34 First Amendment to Note and Common Stock Purchase Agreement entered into with RBB Bank Aktiengesellschaft AG as of April 22, 1999 (18)

     4.35 Common Stock Purchase Warrant issued to Dean M. Leavitt as of May 3, 1999 (19) (Z)

     4.36*Form of Stock Option Agreement under 1992 Stock Option Plan (Z)

     4.37*Non-Qualified Common Stock Option issued to Rod L. Stambaugh , effective as of May 13, 1999.

     4.38*Non-Qualified Common Stock Option issued to Robert E. Robichaud, effective as of May 13, 1999.

     10.1 License and Volume Purchase Agreement with OMRON Systems of America with Solectron Addendum (1)

     10.2 Promissory Note with OMRON Systems, Inc. (3)

     10.3 Release Agreement with Richard P. Draper (3)

     10.5 Agreement  for   Manufacture  and  Purchase   between  USWD,   Uniform
          Industrial Corp and Cardservice International, Inc. (3)

     10.6 AT&T CDPD Value Added Reseller Agreement dated April 30, 1997** (6)

     10.7 Bell Atlantic AIRBRIDGE Packet Service Agreement dated August 12, 1997** (6)

     10.8 Engagement Agreement between USWD and entrenet Group, LLC dated June 3, 1997 (6)

     10.9 GTE Leasing Corporation Promissory Note dated August 6, 1997 (6)

    10.10 GTE Mobilnet Communications Service and Equipment Agreement dated August 1, 1997** (6)

    10.11 Liviakis Financial Communications, Inc. Consulting Agreement and forms of Subscription Agreements for the purchase of U.S. Wireless Data, Inc. Common Stock and Warrants from John M. Liviakis and Robert
          B. Prag and effective as of July 25, 1997 (6)

    10.12 Member Service Provider Sales and Service Credit Card Processing Agreement between U.S. Wireless Data, Inc. and NOVA Information Systems, Inc. dated January 1, 1997** (6)

    10.13 Purchase Agreement with Unicard Systems, Inc. dated September 18, 1997** (6)

    10.14 Purchase Agreement with Wellex Systems Manufacturing & Distribution Group dated August 7, 1997 (6)

    10.15 Underwriting Agreement between USWD, RAS Securities Corp., Walford & Company, Incorporated and Thomas James Associates, Inc. dated December 2, 1993 (2)

    10.16 Merchant Marketing and Services Agreement with National Bank of Commerce dated March 9, 1998** (12)

    10.17 Assignment Agreement (with Escrow Provisions) with Richard P. Draper, Tillicombe International LDC and Ireland, Stapleton, Pryor & Pascoe, P.C., as escrow agent, dated March 12, 1998 (12)

    10.18 Form  of  Option  Purchase  and  Assignment   Agreement  (relating  to
          assignment of call option on Tillicombe stock) (12)

    10.19 Joint CDPD Sales and Marketing Agreement with Bell Atlantic Mobile dated as of March 23, 1998** (12)

    10.20 Engagement Agreement between USWD and entrenet Group, LLC, dated as of March 12, 1998 (12)

    10.21 Form of Settlement and Mutual Release Agreement between USWD and the Delle Donne Noteholders entered into as of April 9, 1998 (12)

    10.22 Form of Settlement and Mutual Release Agreement between USWD and certain Noteholders entered into as of April 7, 1998 (12)

    10.23 Note and Warrant Purchase and Security Agreement dated June 25, 1998 between USWD and RBB Bank Aktiengesellschaft (13)

    10.24 Consulting    Agreement   between   USWD   and   Liviakis    Financial
          Communications, Inc. dated June 30, 1998 (13)

    10.25 Joint  Marketing  and  Operating   Agreement  with  Ameritech   Mobile
          Communications, Inc. dated July 16, 1998 (11)

    10.26 Amendment to Promissory Note with OMRON Systems, Inc. effective as of August 27, 1998 (15)

    10.27 Amendment dated September 9, 1998 to GTE Mobilnet Communications Service and Equipment Agreement dated August 1, 1997 (15)

    10.28 Promissory   Note   ($1,300,000)    issued   to   Liviakis   Financial
          Communications, Inc. dated September 22, 1998 (15)

    10.29 Extension   of   Promissory   Notes   issued  to  Liviakis   Financial
          Communications, Inc., dated January 1, 1999 (16)

    10.30 Promissory Note ($500,000) issued to Chuck Burtzloff, Inc. dated October 28, 1998 (15)

    10.31 Extension of Promissory Note issued to R. Chuck Burtzloff, dated January 1, 1999 (16)

    10.32 Employment Agreement between USWD and Evon A. Kelly dated August 21, 1998 (15) (Z)

    10.33 Employment Agreement between USWD and Roger L. Peirce dated August 17, 1998 (15) (Z)

    10.34 Offer Letter - Robichaud, dated August 21, 1997 (15) (Z)

    10.35 Offer Letter - Mueller, dated November 24, 1997 (15) (Z)

    10.36 Employment Agreement between USWD and Dean M. Leavitt entered into as of May 3, 1999 (19)(Z)

    10.37 Indemnification Agreement between USWD and Dean M. Leavitt entered into as of May 3, 1999 (19)(Z)

    10.38 Software  License  Agreement  -  Maverick   International   Processing
          Service, Inc. - May 28, 1999 (19)

    10.39 Purchase Agreement dated as of June 30, 1999 and closed on July 7, 1999, between U.S. Wireless Data, Inc. and PMT Services Inc., a wholly owned subsidiary of Nova Corporation (20)

    10.40 Consulting Agreement, effective as of July 1, 1999, between U.S. Wireless Data, Inc. and Liviakis Financial Communications, Inc. (21)

    16 Letter from PricewaterhouseCoopers LLP to the United States Securities and Exchange Commission dated August 12, 1999 (22)

    27.1  Financial Data Schedule

    99.1 Letter of Intent with Cardservice International, Inc. dated September 30, 1998 (15)

    99.2 Secretary's Certificate Re: Kelly Tax Indemnification Agreement - November 21, 1997 (15) (Z)
 -----------------

*    Filed herewith.
** Confidential treatment for certain portions of this document has been granted to USWD pursuant to Commission Rule 24b-2 promulgated under of the Securities Exchange Act of 1934 and/or Rule 406 promulgated under the Securities Act of 1933, as identified on the first page of the document, and at the specific item in the document for which such treatment has been requested. The omitted material has been filed separately with the Commission pursuant to Rules 24b-2 and/or 406.

(Z) This exhibit constitutes a "Management Contract, Compensatory Plan or Arrangement" required to be filed as an Exhibit to this Report.

(1) Incorporated by reference from the like-named exhibit filed with USWD's Registration Statement on Form SB-2, effective on or about December 2, 1993 (SEC File No. 33-69776).

(2) Incorporated by reference from the like-named exhibit filed with Amendment No. 5 to USWD's Registration Statement on Form SB-2, SEC File No. 33-69776-D (filed on December 2, 1993).

(3) Incorporated by reference from the like-named exhibit filed with USWD's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1995, filed on October 13, 1996 (SEC Control No. 95201388).

(4) Incorporated by reference from the like-named exhibit filed with USWD's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1996, filed on October 21, 1996 (SEC Control No. 96645557).

(5) Incorporated by reference from the like-named exhibit filed with USWD's Annual Report on Form 10-KSB/A (Amendment No. 2) for the Fiscal Year Ended June 30, 1997, filed on January 2, 1998.

(6) Incorporated by reference from the like-named exhibit filed with USWD's Annual Report on Form 10-KSB/A (Amendment No. 3) for the Fiscal Year Ended June 30, 1997, filed on February 25, 1998.

(7) Incorporated by reference from the like-named exhibit filed as Exhibit C to USWD's Definitive Revised Proxy Statement for the 1997 Annual Meeting of Shareholders held on February 6, 1998, filed on January 14, 1998.

(8) Incorporated by reference from the like-named exhibit filed with USWD's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1997, filed on February 23, 1998.

(9) Incorporated by reference from the like-named exhibit filed with USWD's Quarterly Report on Form 10- QSB/A (1st Amendment) for the fiscal quarter ended December 31, 1997, filed on March 18, 1998.

(10) Incorporated by reference from the like-named exhibit filed with USWD's Current Report on Form 8-K Reporting an Event of November 14, 1997 (earliest event reported), filed on December 17, 1997.

(11) Incorporated by reference from the like-named exhibit filed with USWD's Current Report on Form 8-K Reporting an Event of July 16, 1998 (earliest event reported), filed on July 31, 1998.

(12) Incorporated by reference from the like-named exhibit filed with USWD's Registration Statement on Form SB-2 (SEC File No. 333-52625) as of May 14, 1998.

(13) Incorporated by reference from the like-named exhibit filed with Amendment No. 1 to USWD's Registration Statement on Form SB-2 (SEC File No. 333-52625) as of July 16, 1998.

(14) Incorporated by reference from the like-named exhibit filed with Amendment No. 2 to USWD's Registration Statement on Form SB-2 (SEC File No. 333-52625) as of August 3, 1998.

(15) Incorporated by reference from the like-named exhibit filed with USWD's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1998, filed on December 18, 1998.

(16) Incorporated by reference from the like-named exhibit filed with USWD's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1998, filed on January 28, 1999.

(17) Incorporated by reference from the like-named exhibit filed with USWD's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1999, filed on .May 18, 1999.

(18) Incorporated by reference from the like-named exhibit filed with USWD's Current Report on Form 8-K Reporting an Event of May 6, 1999 (earliest event reported), filed on May 11, 1999.

(19) Incorporated by reference from the like-named exhibit filed with USWD's Registration Statement on Form SB-2 (SEC File No. 333-81897), filed on June 30, 1999.

(20) Incorporated by reference from the like-named exhibit filed with USWD's Current Report on Form 8-K/A Reporting an Event of July 1, 1999 (earliest event reported), filed on July 26, 1999.

(21) Incorporated by reference from the like-named exhibit filed with USWD's Current Report on Form 8-K Reporting an Event of July 1, 1999 (earliest event reported), filed on July 22, 1999.

(22) Incorporated by reference from the like-named exhibit filed with USWD's Current Report on Form 8-K/A Reporting an Event of August 5, 1999 (earliest event reported), filed on August 20, 1999.

(b)  Reports on Form 8-K.

     During the fiscal quarter ended June 30, 1999, the Company filed the following Current Reports on Form 8K:

     (1) Current Report reporting an Event of May 6, 1999 (earliest event reported), which contained information under Item 5, "Other Events," reporting the filing of the Company's Registration Statement on Form SB-2 (SEC File No. 333-81897).

                                   SIGNATURES

     In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  October 13, 1999

                                                     U.S WIRELESS DATA, INC.

                                                     By: /s/ Dean M. Leavitt
                                                         -----------------------
                                                         Dean M. Leavitt
                                                         Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures                     Title                           Date
----------                     -----                           ----


/s/ Dean M. Leavitt           Chief Executive Officer          October 13, 1999
----------------------------   & Director (Principal
Dean M. Leavitt                Executive Officer)


 /s/ Rod L. Stambaugh         President & Director             October 13 , 1999
----------------------------
Rod L. Stambaugh


 /s/ Robert E. Robichaud      Chief Financial Officer,         October 13 , 1999
----------------------------    Secretary & Treasurer
Robert E. Robichaud             (Principal Financial and
                                Accounting Officer)


 /s/ Alvin C. Rice            Director                         October 13 , 1999
----------------------------
Alvin C. Rice


                              Director
----------------------------
Chester N. Winter