Form 10QSB
period 1999-09-30
U S WIRELESS DATA INC
filed 1999-11-12
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------


                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

[ ]  Transition Report under Section 13 or 15(d) of the Securities  Exchange Act
     of 1934 for the transition period from        to       .
                                            ------    ------

     Commission File No.:  0-22848


                            U.S. Wireless Data, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



                               Colorado 84-1178691
            --------------------------------------------------------
           (State of incorporation) (IRS Employer Identification No.)


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

                        Yes   [X]                No     [ ]


As of October 31, 1999 there were outstanding 20,245,566 shares of the Registrant's Common Stock (no par value per share).


Transitional Small Business Disclosure Format

                        Yes   [ ]                No     [X]

                            U.S. WIRELESS DATA, INC.
                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements

          Balance Sheets --
                 September 30, 1999, and June 30, 1999.......................3

          Statements of Operations --
                 Three Months Ended September 30, 1999 and 1998..............4

          Statements of Cash Flows --
                 Three Months Ended September 30, 1999 and 1998..............5

          Notes to Financial Statements .....................................6-9

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................9-13

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 13

Item 2.   Changes in Securities.............................................. 14

Item 3.   Defaults Upon Senior Securities.................................... 14

Item 5.   Other Information.................................................. 15

Item 6.   Exhibits and Reports on Form 8-K................................... 15

PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                      U.S. WIRELESS DATA, INC.
                                            BALANCE SHEET
                                             (Unaudited)


                                                                               September 30, 1999        June 30, 1999
ASSETS                                                                         ------------------        -------------

Current Assets:
     Cash ...................................................................   $    148,000           $    425,000
     Accounts receivable, net of allowance for doubtful accounts of
         $30,000 at September 30, 1999; $43,000 at June 30, 1999 ............         83,000                178,000
     Inventory, net .........................................................        175,000                215,000
     Other current assets ...................................................         30,000                 14,000
     Escrow held for payment of professional fees ...........................         45,000                112,000
                                                                                ------------           ------------
         Total current assets ...............................................        481,000                944,000
Processing units - deployed .................................................         53,000                408,000
Property and equipment, net .................................................        397,000                405,000
Other assets ................................................................         39,000                 14,000
                                                                                ------------           ------------
Total assets ................................................................   $    970,000           $  1,771,000
                                                                                ============           ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable .......................................................   $    979,000           $  1,198,000
     Accrued liabilities ....................................................        572,000                413,000
     Borrowings, current portion ............................................      2,046,000              2,272,000
     Other current liabilities ..............................................        275,000                450,000
                                                                                ------------           ------------
         Total current liabilities ..........................................      3,872,000              4,333,000
Borrowings, long-term portion ...............................................         25,000                 25,000
                                                                                ------------           ------------
Total liabilities ...........................................................      3,897,000              4,358,000
                                                                                ------------           ------------

Redeemable preferred stock:
     Series B 6% cumulative convertible redeemable preferred stock,
         $1.00 par value, 5,000,000 shares authorized, 1,954,705
         shares issued and outstanding. Redeemable at approximately
         $2,500,000 at September 30, 1999  ..................................      2,394,000              1,587,000
                                                                                ------------           ------------

Stockholders' deficit:
     Preferred stock, at $1.00 stated value, 15,000,000 authorized,
         681,000 and 752,000 Series A issued and outstanding at
         September 30, 1999 and June 30, 1999, respectively .................        681,000                752,000
     Common stock, at $1.00 stated value, 40,000,000 shares
         authorized; 19,829,526 and 17,816,075 shares issued
         and outstanding at September 30, 1999 and June 30,
         1999, respectively .................................................     19,830,000             17,816,000
     Common stock to be distributed .........................................        243,000                243,000
     Additional paid-in capital .............................................     11,245,000             12,082,000
     Accumulated deficit ....................................................    (37,320,000)           (35,067,000)
                                                                                ------------           ------------
         Total stockholders' deficit ........................................     (5,321,000)            (4,174,000)
                                                                                ------------           ------------
Total liabilities and stockholders' deficit .................................   $    970,000           $  1,771,000
                                                                                ============           ============


     The accompanying notes are an integral part of the financial statements


                                      U.S. WIRELESS DATA, INC.
                                      STATEMENTS OF OPERATIONS
                                             (Unaudited)


                                                                       For the three months ended September 30,
                                                                            1999                    1998
                                                                                                 As Restated
                                                                         ---------               -----------
Net revenues:
    Product sales ...............................................    $     99,000             $    166,000
    Services ....................................................          45,000                  195,000
                                                                     ------------             ------------
                                                                          144,000                  361,000
                                                                     ------------             ------------
Cost of revenues:
    Product sales ...............................................          87,000                  (82,000)
    Services ....................................................          87,000                  159,000
                                                                     ------------             ------------
                                                                          174,000                   77,000
                                                                     ------------             ------------

Gross (loss) profit .............................................         (30,000)                 284,000
                                                                     ------------             ------------
Operating expenses:
    Selling, general and administrative .........................       1,118,000                2,476,000
    Research and development ....................................         191,000                   80,000
                                                                     ------------             ------------
       Total operating expenses .................................       1,309,000                2,556,000
                                                                     ------------             ------------
Loss from operations ............................................      (1,339,000)              (2,272,000)

Interest expense ................................................        (221,000)                (257,000)

Other income ....................................................         128,000                    6,000
                                                                     ------------             ------------
Net loss ........................................................      (1,432,000)              (2,523,000)

Preferred stock dividends .......................................        (850,000)                (168,000)
                                                                     ------------             ------------
Net loss available to common stockholders .......................    $ (2,282,000)            $ (2,691,000)
                                                                     ============             ============
Basic and diluted net loss per share, (after provision for
   preferred stock dividends) ...................................    $      (0.12)            $      (0.22)
                                                                     ============             ============
Weighted average common shares outstanding - basic/diluted ......      19,000,000               12,491,000
                                                                     ============             ============

     The accompanying notes are an integral part of the financial statements

                                      U.S. WIRELESS DATA, INC.
                                      STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                               For the three months ended September 30,
                                                                                     1999                   1998
                                                                                                         As Restated
                                                                                  ----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ................................................................   $(1,432,000)           $(2,523,000)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization .......................................        37,000                 59,000
        Non-cash consulting services and other ..............................       352,000              1,084,000
        Non-cash compensation expense-variable stock option .................          --                 (266,000)
        Gain on sale of merchant portfolio ..................................      (124,000)                  --
        Non-cash interest expense ...........................................        27,000                120,000
        Changes in current assets and liabilities:
           Accounts receivable ..............................................        95,000                (92,000)
           Inventory ........................................................        73,000                 26,000
           Other current assets .............................................       (16,000)               (58,000)
           Accounts payable .................................................      (156,000)              (337,000)
           Accrued liabilities ..............................................       396,000                198,000
                                                                                -----------            -----------
           Net cash used in operating activities ............................      (748,000)            (1,789,000)
                                                                                -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property, plant, and equipment ..........................       (29,000)                (7,000)
        Proceeds from sale of merchant portfolio ............................       450,000                   --
        Processing units - deployed .........................................          --                  (81,000)
        (Increase) decrease in other assets .................................       (25,000)                10,000
                                                                                -----------            -----------
           Net cash provided by (used in) investing activities ..............       396,000                (78,000)
                                                                                -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock ..............................       100,000                 26,000
        Principal payment on borrowings .....................................       (25,000)              (253,000)
        Net proceeds from issuance of debt ..................................          --                1,186,000
        Net proceeds from issuance of convertible debenture .................          --                2,235,000
        Redemption of Series A preferred stock ..............................          --               (1,000,000)
                                                                                -----------            -----------
           Net cash provided by financing activities ........................        75,000              2,194,000
                                                                                -----------            -----------

Net (decrease) increase in cash .............................................      (277,000)               327,000

Cash at beginning of period .................................................       425,000                  4,000
                                                                                -----------            -----------

Cash at end of period .......................................................   $   148,000            $   331,000
                                                                                ===========            ===========

Supplemental disclosure of non-cash financing and investing activities:

1.   Conversion of $450,000 accrued liability to 727,273 shares of common stock.
2. Conversion of $200,000 6% convertible debenture into 313,419 shares of common stock.
3. Accretion on mandatory redeemable preferred stock of $778,000 plus $29,000 of accrued dividends.

     The accompanying notes are an integral part of the financial statements

                            U.S. WIRELESS DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

            The accompanying financial statements included herein have been prepared by U.S. Wireless Data, Inc. (The "Company" or "USWD"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain amounts in the financial statements of the prior period have been reclassified to conform to the current period presentation for comparative purposes. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

            The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the financial statements and accompanying footnotes included in the Company's Form 10-KSB for the year ended June 30, 1999.

      Note 2 - THE COMPANY

            U.S. Wireless Data, Inc. was incorporated in the state of Colorado on July 30, 1991. The Company is in the business of providing products and services to enable the use of wireless technology for electronic payment and other transactions. USWD is a terminal-neutral, transport-neutral and processor-neutral enabler of wireless transaction processing services through the creation of what USWD calls Wireless Express Payment ServiceSM (WEPSSM, "WEPS"). WEPS is a comprehensive and integrated suite of wireless transport services and network technology designed to deliver payment transactions securely and efficiently between a merchant's location and a payment processor.

      Note 3 - INVENTORY

                                              September 30, 1999   June 30, 1999
                                              ------------------   -------------
          Inventory consists of:
             Raw material                          $  165,000        $  144,000
             Finished goods                           281,000           331,000
             Lower of cost or market reserve         (271,000)         (260,000)
                                                    ---------         ---------
                                                   $  175,000        $  215,000
                                                    =========         =========

            The Company has established a reserve against finished goods and raw materials to reflect the estimated net realizable value of the inventory as of September 30, 1999 and June 30, 1999.


      Note 4 - FINANCIAL CONDITION AND LIQUIDITY

            The Company continues to have difficulties due to its financial condition and lack of liquidity. The Company has incurred recurring losses from operations, has an accumulated deficit of approximately $37 million, a net capital deficiency of $5,321,000 and negative working capital of $3,391,000 at September 30, 1999, and has limited financial resources. The Company had defaulted on certain obligations related to filing of a registration statement on its 6% Convertible Subordinated Debentures, as of January 18, 1999, which caused the debt to become due on demand although this default was waived by the 6% Debenture holders as of May 6, 1999. As of October 10, 1999, a registration statement covering the common stock underlying the Series B Preferred Stock, 6% Debentures and other unregistered securities had not been declared effective, thereby entitling holders of the Series B Preferred Stock to redeem their shares at $1.25 per share plus accrued penalties and dividends (approximately $2,600,000 as of September 30, 1999), and holders of the 6% Debentures to redeem the $1,800,000 face amount at 120% of the face value plus accrued penalties and interest (approximately $2,300,000 as of September 30, 1999). The accrued interest and penalties are recorded in accrued liabilities. If the holders of the Series B Preferred Stock and/or the holders of the 6%
      Debentures redeem their securities; the Company would not currently be able to fund such redemption. During the implementation of the new business plan, the Company expects expenses to exceed revenues. The implementation of USWD's business plan is dependent on a significant debt or equity-financing event in the immediate future.

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

      Note 5 - NET LOSS PER SHARE

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

      Note 6 - FINANCINGS, BORROWINGS AND STOCKHOLDERS' DEFICIT

             The Company issued 846,722 restricted shares of common stock and 169,345 common stock purchase warrants for $500,000 in a private offering during the first quarter of fiscal 2000, to fund operations. The warrants are exercisable over a 5-year period at $1.50 per share.

             On August 2, 1999, the Company entered into an exclusive financial advisory agreement with an investment-banking firm to assist the Company with a financing on a best efforts basis. The investment-banking firm has no obligation to participate in the financing directly. The agreement calls for the Company to issue warrants to the investment banking firm equal to 2% of the shares issued in the offering that will be exercisable for a period of five years at a price equal to 125% of the price at which shares are issued in the offering. The Company has agreed to reimburse the investment banking firm for reasonable out of pocket expenses incurred up to a maximum of $100,000.

             In the fourth quarter of fiscal 1999, USWD entered into an agreement with the purchasers of the Series B Preferred Stock and holders of the 6% Debentures to file a registration statement with the SEC covering the common stock underlying the Series B Preferred Stock, a common stock purchase warrant issued at the same time as the Series B Preferred Stock, the 6% Debentures, and the common stock purchase warrants issued to the 6% Debenture holders in July, 1998, within 30 days of the of May 6, 1999, to be effective within 90 days of May 6, 1999. This date was subsequently extended to May 11, 1999. USWD filed the required registration statement on June 30, 1999. The Company thereby became subject to a late filing penalty of $74,000 (following waiver of the "late filing" penalty by the holder of 1,500,000 shares of Series B Preferred Stock). The registration statement did not become effective by August 10, 1999, and the Company therefore become subject to an initial "late effectiveness" penalty of 3% of the total original purchase price of $1,800,000 of 6% Debentures and 1,954,705 shares of Series B Preferred Stock, which were outstanding as of August 10, 1999. Additional late effectiveness penalties accrue monthly (or for any portion of any month) that the registration statement is not effective, in amounts equal to 2% of the original purchase price of the outstanding Series B Preferred Stock and 3% of the face amount of the outstanding 6% Debentures. As of September 30, 1999, $188,000 of penalties was accrued as a charge to interest expense. Offering costs, and valuation of related warrants and incentive shares, were recorded against the aggregate preference value of the preferred stock and will be accreted up to the full redemption value by the date of mandatory redemption. Accretion for the first quarter ended September 30, 1999 was $807,000. Dividends of approximately $29,000 related to the Series B Preferred Stock were accrued but not paid in the first fiscal quarter.

             In the first quarter of fiscal 2000, holders of the 6% Convertible Debentures converted $200,000 of the debt to approximately 313,000 shares of common stock per the specified conversion formula.

             In the first quarter of fiscal year 2000, a Colorado based management recruiting firm successfully completed a search for a key product development engineer. The consulting firm requested that half the $17,000 fee be paid in the form of a warrant. The Company expects to issue an appropriately structured warrant as soon as practicable.

       Note 7 - SALE OF CREDIT CARD PORTFOLIO

             On July 7, 1999, USWD sold a portion of its merchant credit card portfolio to PMT Services Inc., a wholly owned subsidiary of Nova
       Corporation. The transaction resulted in a cash payment to USWD of $450,000. The sale included approximately 450 installed USWD owned TRANZ Enabler point-of-sale devices deployed with a portion of the respective merchants. A gain of $124,000 was recorded on the sale as other income.

       Note 8 - RELATED PARTY TRANSACTION

             On July 1, 1999, USWD entered into an agreement with Liviakis Financial Communications, Inc. (LFC), to provide the Company with public relations and investor relations services through March 15, 2000. The Company issued 690,000 restricted shares of common stock to LFC for its services under this agreement. LFC is entitled to receive a 2.5% cash finder's fee for financing located by LFC and a 2% finder's fee based on the "total consideration provided" through any acquisition located by LFC. The Company recorded a charge to consulting expense of $351,000 for the valuation of the shares.

             LFC has agreed not to sell any USWD common stock during the term of the consulting services.

       Note 9 - LITIGATION

             In April 1998, USWD entered into an agreement with certain former noteholders of its Demand Notes under which USWD issued 525,800 shares of common stock in settlement of the dispute regarding conversion terms of their notes. Terms of the settlement entitled the noteholders to certain guarantee and/or "put" provisions related to the shares issued in conversion of the notes. The guarantee provision of the settlement agreement allowed the former noteholders to recover the difference between the guarantee price (which was $3.00 per share for all of the shares that were still entitled to the guarantee as of its expiration date) and the gross amount the noteholder receives upon a sale of the shares. The guarantee was operative at any time during the one year period commencing on the date the shares became saleable under SEC Rule
       144. The Company was obligated to pay the amount due within thirty days of receiving a demand, accompanied by documentation confirming the sale. The guarantee expired as to all shares no later than June 19, 1999. Under the "put" provision of the settlement agreement, the former noteholders were entitled for a five day period commencing on the date one year from the date the shares become saleable under SEC Rule 144, during which the former noteholders could "put" any shares remaining unsold by them at the time back to USWD. Upon exercise of the "put," USWD was required to either (1) purchase the shares for the "put" price (which was $3.00 per share for all of the shares that were still entitled to the put as of its expiration date), or (2) require the shareholder to sell the shares into the market, with USWD making up the difference between the "put" price and the gross amount received by the shareholder upon such sale, within 15 days after receipt of written notice and documentation confirming the sale. The "put" expired as to all shares no later than June 24, 1999. The shares originally issued upon conversion of the notes and the additional shares resulting from the settlement were reflected as redeemable common stock on the balance sheet. As of June 30, 1999, the "put" provisions related to the shares had expired or been relinquished in return for the Company's agreement to issue up to 200,000 shares of common stock to certain holders who had exercised their "put" rights. In the fourth fiscal quarter of 1999, $49,000 was accrued to reflect the settlement which is subject to a final agreement prior to issuance of the shares. The settlement expense may be adjusted at the date of share issuance.

      Note 10 - SUBSEQUENT EVENTS

            Between October 1 and November 1, 1999, the Company issued 404,040 restricted shares of common stock and 80,808 common stock purchase warrants for $250,000 in a private offering, to fund operations. The warrants are exercisable over a 5-year period at $1.50 per share. Common stock and warrants for an additional $25,000 investment in the unit placement will be issued before quarter end.

             As of November 10, 1999, the registration statement covering the shares of common stock underlying the Company's Series B Preferred Stock, 6% Debentures and various common stock purchase warrants (SEC File No. 333-81897) has not been declared effective. The holders of the Series B Preferred Stock may require USWD to redeem the shares of Series B Preferred Stock for $1.25 per share plus all accumulated dividends and penalties (up to approximately $2,600,000 as of September 30, 1999). Also, the holders of the 6% Debentures may require the Company to redeem the current $1,800,000 face amount at 120% plus accrued interest and penalties (up to approximately $2,300,000 as of September 30, 1999).

             During the second quarter of fiscal 2000, as of November 1, 1999, the Company issued 12,000 shares of common stock in conversion of 5,207 shares of Series A Preferred Stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       FORWARD-LOOKING STATEMENTS

             The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which the Company believes are reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or forward-looking statements include, but are not limited to: the Company's requirement for additional capital; failure of the Company to raise additional capital critical to continue ongoing operations, the failure to execute definitive agreements with potential strategic alliance partners; technological change; system capacity constraints or system failures; the ability of the Company to develop new distribution channels; or the intensification of competition. Additional factors may be included in other reports filed by the Company under the Securities Exchange Act of 1934. A detailed statement of risks and uncertainties relating to forward-looking statements is set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 filed on October 14, 1999, under the caption "Risk Factors" in Item 6 of that Report, and is hereby incorporated by reference.

       OVERVIEW

             The Company was incorporated in the State of Colorado in July 1991 for the purposes of designing, manufacturing and marketing wireless and portable credit card and check authorization terminals for use in the transaction processing business. The Company completed an initial public offering in December 1993.

             The Company has now repositioned itself as a device-neutral, wireless carrier-neutral, merchant acquirer and front-end processor neutral enabler of wireless transaction processing services through the creation of what USWD calls Wireless Express Payment ServiceSM or WEPSSM ("WEPS").

             USWD  serves  the  transaction  processing  community  by  applying wireless technology and value-added services to the transport and translation of wirelessly generated electronic transactions. USWD's WEPS technology provides the payment processor with fast and flexible transaction processing tools and state-of-the-art on-line customer service capabilities. USWD provides merchant acquirers, Independent Sales Organizations ("ISOs") and third party processors with a wireless transaction management service that can be utilized at both conventional and emerging merchant segments, permits the retrieval of on-line/real-time transactional reports and diagnostics via the Internet and simplifies the customer service and application development effort. Via WEPS, merchants can process payments as fast as cash, without the cost and inconvenience of being tethered to a telephone line.

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

             Placements of TRANZ Enabler units pursuant to USWD's agreements with telecommunications carriers did not develop as rapidly as anticipated and did not reach anticipated (and necessary) levels to pay for the infrastructure to support the programs. Costs to USWD of implementing the joint marketing and distribution agreements with GTE Wireless, Bell Atlantic Mobile and Ameritech exceeded revenue generated by the programs since they began.

             USWD's continued focus on direct sales to the merchant community had inadvertently positioned it in direct competition with the industry's largest acquirers, a competitive stance that resulted in disappointing sales. As the Company entered fiscal 1999, it was clear that the Company did not have the requisite expertise as a merchant acquirer and that it should not be in direct competition with firms that would better be its customers. USWD hired Roger Pierce, former President of First Data Corporation and Chief Operating Officer of Visa International, as Chief Executive Officer in August 1998. It was during this period that the Company began the development of WEPS. Mr. Pierce retired in March 1999.

             In May 1999, Dean M. Leavitt, former President and Chief Executive Officer of U.S. Data Capture, a credit card processing company serving a broad spectrum of conventional card acceptors and emerging markets, was hired as Chairman and Chief Executive Officer of USWD. Mr. Leavitt has refined the Company's mission to become a device neutral, wireless carrier-neutral and merchant acquirer-neutral provider of wireless processing services. The Company also has developed a complimentary suite of Internet browser-based tools to simplify the activation, troubleshooting and deployment of wireless terminal devices. As part of USWD's new strategy, it has phased out the sale of products and services directly to merchants, thereby positioning itself as a neutral enabler to the acquirer marketplace. The Company now has significant efforts underway to broaden the use of WEPS through the expansion of its sales channels via contracts with merchant acquirers and independent sales organizations. The Company is also in the process of expanding its WEPS offerings by adding to its roster of WEPS certified point-of-sale devices.


       WEPS Operational Overview

            WEPS is a comprehensive and integrated suite of wireless transport services and network technology designed to deliver payment transactions securely and efficiently between a merchant's location and a payment processor. WEPS technology includes the following key features:

          o Internet-based account set-up with automated IP / Radio ID provisioning and terminal activation / deactivation services;
          o    High-speed wireless packet data transport;
          o    Real-time authorization and capture;
          o    Message formatting and protocol conversion;
          o    Real-time remote terminal diagnostics;
          o Ability to use WEPS certified wireless devices from various terminal manufacturers;
          o    Second level customer support services;
          o    A customer attrition prevention program;
          o    WEPS certification lab for new terminals; and,
          o    WEPS training center for clients' customer service departments.

             USWD is targeting large merchant acquirers and card processors for this service. The initial response for WEPS from the targeted prospects has been positive.

             USWD has entered into twenty-two WEPS agreements with various merchant acquirers, including Card Service International, Paymentech Network Services, Westamerica Bank, and anticipates adding additional agreements in the near future. The WEPS agreement allows the merchant acquirer to offer WEPS as a wireless transaction processing solution to a merchant. The WEPS agreement defines the services and billing terms between the Company and merchant acquirer if and when the merchant acquirer utilizes WEPS. A WEPS agreement is not a firm commitment by the merchant acquirer to purchase any goods or service from USWD.

             USWD continues to establish connectivity between the wireless networks, WEPS server and various front-end processors. Commercial transactions running through the WEPS platform began in the second quarter of fiscal 2000.

             USWD  continues  to  work  with  several   point-of-sale   terminal
       manufacturers and front-end processors as part of the ongoing process of adding additional devices to the WEPS menu of offerings.

             Implementation of USWD's business plan is dependent upon the Company's ability to obtain adequate financing. See "Liquidity and Capital Resources" in this section below.

       Year 2000 Issues

             USWD has completed a review of the potential impact of the Year 2000 ("Y2K") issue on USWD's business. This issue concerns the potential problems and liabilities faced by all users and persons dependent on computers that might result from software or system failure or malfunctions if the systems fail to properly recognize the date change between 1999 and 2000. USWD's internal business systems have been evaluated, and with the exception of the accounting system, are Year 2000 compatible. USWD intends to replace the accounting software during the fourth calendar quarter of 1999. The accounting software is a business critical system; however, the cost of conversion is not expected to be material. The engineering staff has made an assessment of USWD products and determined that they are Y2K compliant. The specific entities providing credit card processing services to USWD have been surveyed and have active Y2K compliance projects underway. It is USWD's understanding that these providers are or will be Y2K compliant on or before January 1, 2000. On a broader basis, USWD is reliant on the electronic payments infrastructure utilized by credit card processors, banks and financial institutions within the United States, and could be subject to unresolved issues which impact this infrastructure. USWD could be adversely, materially affected, both operationally and financially, to the extent third parties with which it interfaces, either directly or indirectly, has not properly addressed their Year 2000 issues. The Company does not have an available contingency plan that would alleviate a disruption of service in the electronic transaction sector.

       RESULTS OF OPERATION - FISCAL 2000 COMPARED TO FISCAL 1999

       Net Revenue

             Revenue of $144,000 for the first quarter of fiscal 2000 decreased 60% from revenue of $361,000 generated during the first quarter of fiscal 1999 as the Company continued the implementation of its new business model. As noted in the overview section above, the Company has phased out its direct offering of wireless credit card processing services and terminals to merchants and is now marketing WEPS to merchant acquirers and payment processors. The Company currently has 22 merchant acquirers or payment processors under contract for WEPS. Billing for the new WEPS service is minimal at this point since the Company is working on installing the communications connectivity and integration of WEPS to the respective payment processors designated under the recent WEPS agreements with merchant acquirers. In addition, the Company sold one of its two existing merchant credit card portfolios at the beginning of July 1999 (see Other Income, below). The revenue from this portfolio accounted for approximately $85,000 of the decrease in services revenue between the two periods. Product revenues decreased to $99,000 in the current quarter from $166,000 in the prior period as the Company has begun implementing its transition from one-time product sales revenues to a recurring revenue model based on WEPS sales.

       Gross (Loss) Profit

             The Company recorded a gross loss of $30,000 in the first fiscal quarter of 2000 compared to a profit of $284,000 in the first quarter of fiscal 1999. The prior year product cost included a $240,000 one-time gain resulting from the successful restructuring of a note payable to a former terminal equipment supplier. The fiscal 2000 first quarter product margin of 12% reflects several significantly discounted sales of USWD terminals to resellers, including a special promotion on approximately 56 units utilized at a major public event. The services costs include ongoing communications costs associated with the sale of merchant credit card portfolio to PMT Services Inc. The Company has elected to continue the services it provides to the merchants while it has been in discussion with the buyer regarding the potential signing of a WEPS agreement covering the underlying merchants. The imbalance in the services revenue and cost structure is also impacted by initialization and transaction costs for new or existing terminals that are not yet processing through WEPS. The Company is working on these two issues and expects resolution in the near term. Efforts have been underway to eliminate excess CDPD addresses from the CDPD carrying cost. The Company expects the service margins to improve as WEPS billing becomes a more predominant component of the services offering in the future.

       Operating Expenses

             Selling, general and administrative expense decreased from $2,476,000 in the first quarter of fiscal 1999 to $1,118,000 in the first quarter of fiscal 2000. The decrease of $1,358,000 was primarily attributable to a $732,000 decrease in non-cash consulting expense based on the valuation of stock issued to the Company's investor relations firm in the first quarter of each of the two years. A significant decrease in headcount, related to the change in the business model, from 53 in September 1998 to 23 in September 1999 resulted in decreased salary, commission, benefit and severance expense of $329,000. Other operating expenses categories resulted in a net decrease of $297,000 due primarily to decreased travel, communication and support expense related to the decrease in headcount, particularly in the sales organization, and a decrease in professional services expense. The prior year amount included a quarterly adjustment for a variable stock option resulting in a $266,000 non-cash credit to reflect the change in the carrying value of the option due to the change in the Company's stock price during that quarter.

             Research and development expenses increased from $80,000 in the first fiscal quarter of 1999 to $191,000 in the first quarter of 2000. This increase was due to an increase in headcount and full time consultants focused on the implementation of WEPS.

       Interest Expense, Other Income and Preferred Stock Dividends

             Interest expense of $221,000 in the quarter ended September 30, 1999 includes interest on the 6% Debentures, a $225,000 note payable and $187,000 accrued for late effective registration penalties on the 6% Debentures and Series B Preferred Stock. Interest expense of $257,000 for the quarter ended September 30, 1998 included a $117,000 non-cash charge to accrete a portion of the "in-the-money" conversion feature of the July 1998 6% Debenture financing and a $53,000 charge for the value of a warrant issued in conjunction with a bridge financing from RBB Bank. The balance of the interest expense was related to interest on the 6% Debentures and other notes payable.

             Other income of $128,000 included a $124,000 gain on the July 1999 sale of a portion of USWD's merchant credit card portfolio to PMT
       Services Inc., a wholly owned subsidiary of Nova Corporation. The transaction resulted in a cash payment to USWD of $450,000. The sale included approximately 450 installed USWD owned TRANZ Enabler
       point-of-sale   devices   deployed  with  a  portion  of  the  respective
       merchants.

             The preferred stock dividend for the first fiscal quarter of 2000 includes $778,000 to accrete the value of the preferred stock up to its redemption value by the date at which mandatory redemption is available to the holders. The balance of the preferred stock dividend amount represents Series A and Series B Preferred Stock dividends that were accrued but not paid in the first fiscal quarter. The prior year's amount includes $113,000 related to the partial redemption of Series A Preferred Stock plus accrued dividends.


       FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

              USWD continues to face significant challenges due to its financial condition and lack of liquidity. While management is optimistic with its medium and long term opportunities, USWD is constrained by its immediate financial condition and requirement for increased liquidity. USWD has an accumulated deficit of approximately $37 million since inception to September 30, 1999, with a working capital deficit of approximately $3,391,000, versus a deficit of $3,389,000 at year-end June 30, 1999. The September 30, 1999 working capital deficit includes $1,800,000 of 6% Convertible Debentures classified as short-term borrowings. The Company has continued to operate at a loss subsequent to September 30, 1999.

             The Company has defaulted on certain obligations which, among other things, as of October 10, 1999 entitled the holders of the Company's Series B Preferred Stock and 6% Debentures to redeem those securities for cash plus applicable penalties, interest and dividends. The holders of the Series B Preferred Stock may require USWD to redeem the shares of the Series B Preferred Stock for $1.25 per share plus accrued penalties and dividends (approximately $2,600,000 as of September 30, 1999). Also holders of the 6% Debentures may require the Company to redeem the $1,800,000 face amount at 120% of the face value plus accrued penalties and interest (approximately $2,300,000 as of September 30, 1999).

            The Company has financed its recent operations through borrowings and private sales of securities. In fiscal 1999, USWD's cash flows from financing activities were $4.5 million as compared to $4.5 million in fiscal 1998. The fiscal 1999 financing activities consisted primarily of $1.8 million from the sale of 6% Convertible Subordinated Debentures, $3.0 million from the issuance of notes payable ($2.5 million subsequently converted to common stock) $1.0 million from the sale of Series B Cumulative Redeemable Convertible Preferred Stock and payment of a related bridge loan, and the payment of $1.0 million for the redemption of 833,000 shares of Series A Preferred Stock. The fiscal 1998 financing activities consisted primarily of $1.2 million from the sale of common stock repurchase rights, $2.6 million net proceeds from the issuance of debt and $664,000 for the issuance of common stock. In fiscal 1999 and 1998, USWD used $3.9 and $3.7 million in cash from operating activities, respectively. Cash used in operations principally resulted from net losses partially offset by non-cash charges.

             Most recently, the Company has financed its operations through the private sale of units consisting of restricted common stock and common stock purchase warrants. The Company received proceeds of $450,000 in the fourth quarter of fiscal 1999 and $475,000 through November 1, 1999 of the second quarter. Through November 1, 1999, the Company had issued approximately 1,500,000 shares of common stock and 300,000 common stock purchase warrants in this financing. USWD is continuing to work with key vendors on payables. USWD believes that it will be able to restructure commitments as necessary while it completes an anticipated financing event designed to satisfy its obligations and fund the business plan, although no assurance can be given that this will be the case.

PART II  OTHER INFORMATION

ITEM 1 - LITIGATION

       Settlement of Claims of Certain Noteholders

            In April 1998, USWD entered into an agreement with certain former noteholders of its Demand Notes under which USWD issued 525,800 shares of common stock in settlement of the dispute regarding conversion terms of their notes. Terms of the settlement entitled the noteholders to certain guarantee and/or "put" provisions related to the shares issued in conversion of the notes. The shares originally issued upon conversion of the notes and the additional shares resulting from the settlement were reflected as redeemable common stock on the balance sheet. The guarantee expired as to all shares no later than June 19, 1999. The "put" expired as to all shares no later than June 24, 1999. As of June 30, 1999, the "put" provisions related to the shares had expired or been relinquished in return for the Company's agreement to issue up to 200,000 shares of common stock to certain holders who had exercised their "put" rights. In the fourth fiscal quarter of 1999, $49,000 was accrued to reflect the settlement, which is subject to a final agreement prior to issuance of the shares. The settlement expense may be adjusted at the date of share issuance.


ITEM 2 - CHANGES IN SECURITIES

       Recent Sales of Unregistered Securities

             During the fiscal quarter ended September 30, 1999, the Company sold or issued the following equity securities without registering the securities under the Securities Act of 1933, as amended (the "Act").

             Between July 30 and September 2, 1999, the Company issued 846,722 restricted shares of common stock and 169,345 common stock purchase warrants to four private investors in consideration of $550,000. The warrants are exercisable over a 5-year period at $1.50 per share.

             Between July 6 and September 2, 1999, the Company issued 163,306 shares of common stock to one investor pursuant to the conversion of 70,715 shares of Series A Preferred Stock plus accrued dividends.

             Between July 15 and July 22, 1999, the Company issued 313,418 shares of common stock to two investors pursuant to the conversion of $200,000 6% Debentures plus accrued interest.

             On September 1, 1999, the Company issued 690,000 shares of common stock to the Company's public relations firm in consideration of a management contract effective July 1, 1999.

            As to each of the foregoing transactions, the Company relied upon the registration exemption contained in Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The transactions did not involve a public offering of securities; the Company received investment representations from each purchaser to the effect that such purchaser was taking for investment only and not with a view to distribution of the securities; the Company had reason to believe that each purchaser had such knowledge and experience, either alone or through a purchaser representative not affiliated with the Company, that such purchaser was capable of evaluating the merits and risks of an investment in the Company; each purchaser, either in his or her capacity as an investor or an employee or consultant to the Company, had access to adequate information concerning the Company and its business; all certificates representing the securities were appropriately imprinted with customary "restricted securities" legends, and instructions were lodged with the Company's transfer agent with respect to all shares of common stock issued in the transactions as "restricted securities."

ITEM 3 - DEFAULT ON SENIOR SECURITIES

             In the fourth quarter of fiscal 1999, USWD entered into an agreement with the purchasers of the Series B Preferred Stock and holders of the 6% Debentures to file a registration statement with the SEC covering the common stock underlying the Series B Preferred Stock, a common stock purchase warrant issued at the same time as the Series B Preferred Stock, the 6% Debentures, and the common stock purchase warrants issued to the 6% Debenture holders in July 1998, within 30 days of May 6, 1999, to be effective within 90 days of May 6, 1999. This date was subsequently extended to May 11, 1999. USWD filed the required registration statement on June 30, 1999. The Company thereby became subject to a late filing penalty of $74,000 (following waiver of the "late filing" penalty by the holder of 1,500,000 shares of Series B Preferred Stock). The registration statement did not become effective by August 10, 1999. The Company therefore become subject to an initial "late effectiveness" penalty of 3% of the total original purchase price of $1,800,000 of 6% Debentures and 1,954,705 shares of Series B Preferred Stock, which were outstanding as of August 10, 1999. Additional late effectiveness penalties accrue monthly (or for any portion of any month) that the registration statement is not effective, in amounts equal to 2% of the original purchase price of the outstanding Series B Preferred Stock and 3% of the face amount of the outstanding 6% Debentures. As of September 30, 1999, $188,000 of penalties was accrued as a charge to interest expense. The registration statement has not become effective as of the date of filing this report.

             As of October 10, 1999, the Series B Registration Statement has not been declared effective. The holders of the Series B Preferred Stock may require USWD to redeem the shares of Series B Preferred Stock for $1.25 per share plus accrued penalties and dividends (approximately $2,600,000 as of September 30, 1999), and holders of the 6% Debentures to redeem the $1,800,000 face amount at 120% of the face value plus accrued penalties and interest (approximately $2,300,000 as of September 30, 1999).

ITEM 5 - OTHER INFORMATION

             On August 5, 1999, the Company's Board of Directors authorized the issuance of non-qualified stock options to purchase up to 90,000 shares of the Company's common stock to two outside directors of the Company (45,000 options to each director), under the Company's 1992 Stock Option Plan. The options have an exercise price of $1.25 per share and are exercisable in full upon grant. The shares underlying the options were inadvertently excluded in the calculation of security ownership as disclosed in Item 11 of the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999. With these options included, the Item 11 beneficially owned shares of common stock for these two directors and the officer/director group are as follows: Alvin Rice - 71,500 shares (less than 1% of class), Chet Winter - 181,781 shares (1% of class), and all directors and executive officers as a group - 3,323,043 shares or 15.1% of class.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits required by Item 601 of Regulation S-B

                  27        Financial Data Schedule


         b) Reports on Form 8-K

             On July 2, 1999, the Company filed a report on Form 8-K reporting an event of June 24, 1999. The report contained disclosures under Item 5
       - Other Events,  relating to the filing of a Post-effective  Amendment to

       Registration Statement on Form SB-2 (SEC File No. 333-52625) originally declared effective by the SEC on August 7, 1998. Amendment No. 1 was filed to remove the balance of the unsold shares from registration. Also, the Company reported the filing of a Registration Statement on Form SB-2 (SEC File No. 333-81897), to register a total of 16,805,920 shares of common stock for issuance to the holders of its Series A Preferred Stock, Series B Preferred Stock, 6% Convertible Subordinated Debentures and various common stock purchase warrants.

             On July 22 and 23, 1999, the Company filed two reports on Form 8-K reporting an event of July 1, 1999. The reports contained disclosures under Item 5 - Other Events, relating to the sale of a merchant credit card portfolio. The Company also reported an agreement with Liviakis Financial Communications, Inc. (LFC), a California based investor relations and consulting firm, to provide the Company with public relations and investor relations services through March 15, 2000.

             On August 12 and 20, 1999, the Company filed two reports on Form 8-K reporting an event of August 5, 1999. The report contained disclosures under Item 3 regarding a change in the Company's certifying accountant.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              U.S. WIRELESS DATA, INC.
                                              Registrant

Date:  November 11 , 1999                     By: \s\ Dean M. Leavitt
       ------------------                         ------------------------------
                                                  Chief Executive Officer


       November  11, 1999                     By: \s\ Robert E. Robichaud
       ------------------                         ------------------------------
                                                  Chief Financial Officer