Form 10QSB
period 1999-12-31
U S WIRELESS DATA INC
filed 2000-02-18
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------


                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999.

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

                        Yes   [X]                No     [ ]


As of January 31, 2000 there were outstanding 22,669,986 shares of the Registrant's Common Stock (no par value per share).


Transitional Small Business Disclosure Format

                        Yes   [ ]                No     [X]

                            U.S. WIRELESS DATA, INC.
                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements (Unaudited)

          Balance Sheets --
               December 31, 1999, and June 30, 1999 .........................  3

          Statements of Operations --
               Three Months and Six Months Ended December 31, 1999 and 1998..  4

          Statements of Cash Flows --
               Six Months Ended December 31, 1999 and 1998...................  5

          Notes to Financial Statements ....................................6-11

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................11-16

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 16

Item 2.   Changes in Securities.............................................. 16

Item 3.   Defaults Upon Senior Securities.................................... 17

Item 5.   Other Information.................................................. 18

Item 6.   Exhibits and Reports on Form 8-K................................... 19

PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                      U.S. WIRELESS DATA, INC.
                                            BALANCE SHEET
                                             (Unaudited)

                                                                                   December 31, 1999    June 30, 1999
                                                                                   -----------------    -------------

ASSETS

Current Assets:
     Cash .....................................................................     $    114 ,000     $    425,000
     Accounts receivable, net of allowance for doubtful accounts of
         $40,000 at December 31, 1999; $43,000 at June 30, 1999 ...............          111,000           178,000
     Inventory, net ...........................................................          146,000           215,000
     Other current assets .....................................................           58,000            14,000
     Escrow held for payment of professional fees .............................           45,000           112,000
                                                                                    ------------      ------------
         Total current assets .................................................          474,000           944,000
Processing units - deployed ...................................................           52,000           408,000
Property and equipment, net ...................................................          374,000           405,000
Other assets ..................................................................           65,000            14,000
                                                                                    ------------      ------------
Total assets ..................................................................     $    965,000      $  1,771,000
                                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable .........................................................     $  1,464,000      $  1,198,000
     Accrued liabilities ......................................................          776,000           413,000
     Borrowings, current portion ..............................................        2,662,000         2,272,000
     Other current liabilities ................................................          305,000           450,000
                                                                                    ------------      ------------
         Total current liabilities ............................................        5,207,000         4,333,000
Borrowings, long-term portion .................................................           25,000            25,000
                                                                                    ------------      ------------
Total liabilities .............................................................        5,232,000         4,358,000
                                                                                    ------------      ------------

Redeemable preferred stock:
     Series B 6% cumulative convertible redeemable preferred stock,
        $1.00 stated value, 5,000,000 shares authorized, 1,954,705 shares issued and outstanding.  Redeemable at approximately
         $2,520,000 at December 31, 1999  .....................................        2,520,000         1,587,000
                                                                                    ------------      ------------

Stockholders' deficit:
     Preferred stock, at $1.00 stated value, 15,000,000 authorized,
         752,000 Series A issued and outstanding at June 30, 1999 .............             --             752,000
     Common stock, at $1.00 stated value, 40,000,000 shares authorized;
         22,142,977 and 17,816,075 shares issued and outstanding at
         December 31, 1999 and June 30, 1999, respectively ....................       22,143,000        17,816,000
     Common stock to be distributed ...........................................          200,000           243,000
     Additional paid-in capital ...............................................       10,239,000        12,082,000
     Accumulated deficit ......................................................      (39,369,000)      (35,067,000)
                                                                                    ------------      ------------
         Total stockholders' deficit ..........................................       (6,787,000)       (4,174,000)
                                                                                    ------------      ------------
         Total liabilities and stockholders' deficit ..........................     $    965,000      $  1,771,000
                                                                                    ============      ============


       Accompanying notes are an integral part of the financial statements

                                      U.S. WIRELESS DATA, INC.
                                      STATEMENTS OF OPERATIONS
                                             (Unaudited)



                                                                  For the three months ended               For the six months ended
                                                                           December 31,                         December 31,
                                                                  --------------------------               ------------------------
                                                                    1999               1998               1999               1998
                                                                    ----               ----               ----               ----
                                                                                   As Restated                         As Restated
                                                                                   -----------                         -----------
Net revenues:
    Product sales ......................................      $     61,000       $    343,000       $    160,000       $    509,000
    Services ...........................................            63,000            177,000            108,000            372,000
                                                              ------------       ------------       ------------       ------------
                                                                   124,000            520,000            268,000            881,000
                                                              ------------       ------------       ------------       ------------
Cost of revenues:
    Product sales ......................................            48,000            252,000            135,000            170,000
    Services ...........................................            57,000            172,000            144,000            331,000
                                                              ------------       ------------       ------------       ------------
                                                                   105,000            424,000            279,000            501,000
                                                              ------------       ------------       ------------       ------------
Gross profit (loss) ....................................            19,000             96,000            (11,000)           380,000
                                                              ------------       ------------       ------------       ------------

Operating expenses:
    Selling, general and administrative ................           945,000            950,000          2,063,000          3,426,000
    Research and development ...........................           277,000            178,000            468,000            258,000
                                                              ------------       ------------       ------------       ------------
       Total operating expenses ........................         1,222,000          1,128,000          2,531,000          3,684,000
                                                              ------------       ------------       ------------       ------------

Loss from operations ...................................        (1,203,000)        (1,032,000)        (2,542,000)        (3,304,000)

Interest expense .......................................          (711,000)          (382,000)          (932,000)          (639,000)
Other income ...........................................              --                2,000            128,000              8,000
                                                              ------------       ------------       ------------       ------------

Net loss ...............................................        (1,914,000)        (1,412,000)        (3,346,000)        (3,935,000)
                                                              ------------       ------------       ------------       ------------

Preferred stock dividends ..............................          (135,000)          (378,000)          (985,000)          (546,000)
                                                              ------------       ------------       ------------       ------------

Net loss available to common stockholders ..............      $ (2,049,000)      $ (1,790,000)      $ (4,331,000)      $ (4,481,000)
                                                              ============       ============       ============       ============

Basic and diluted net loss per share, (after
   provision for preferred stock dividends) ............      $      (0.10)      $      (0.13)      $      (0.22)      $      (0.34)
                                                              ============       ============       ============       ============

Weighted average common shares
outstanding - basic/diluted ............................        20,828,000         13,582,000         19,860,000         13,037,000
                                                              ============       ============       ============       ============


       Accompanying notes are an integral part of the financial statements

                                      U.S. WIRELESS DATA, INC.
                                      STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                                       For the six months ended December 31,
                                                                                       ------------------------------------
                                                                                          1999                   1998
                                                                                          ----                   ----
                                                                                                             As Restated
                                                                                                             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...................................................................     $(3,346,000)           $(3,935,000)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization ..........................................          74,000                121,000
        Non-cash consulting services and other .................................         352,000              1,480,000
        Non-cash compensation expense-variable stock option ....................            --                 (645,000)
        Gain on sale of merchant portfolio .....................................        (124,000)                  --
        Non-cash interest expense ..............................................         516,000                244,000
        Changes in current assets and liabilities:
           Accounts receivable .................................................          67,000               (142,000)
           Inventory ...........................................................          66,000                170,000
           Other current assets ................................................          59,000                (42,000)
           Accounts payable ....................................................         262,000               (307,000)
           Accrued liabilities .................................................         613,000               150 ,000
                                                                                     -----------            -----------
           Net cash used in operating activities ...............................      (1,461,000)            (2,906,000)
                                                                                     -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property, plant, and equipment .............................         (42,000)               (45,000)
        Proceeds from sale of merchant portfolio ...............................         450,000                   --
        Processing units - deployed ............................................            --                  (81,000)
        (Increase)decrease in other assets .....................................         (51,000)                10,000
                                                                                     -----------            -----------
           Net cash provided by (used in) investing activities .................         357,000               (116,000)
                                                                                     -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock .................................         630,000                 26,000
        Principal payment on borrowings ........................................         (32,000)              (317,000)
        Net proceeds from issuance of debt .....................................         195,000              1,850,000
        Net proceeds from issuance of convertible debenture ....................            --                2,532,000
        Redemption of Series A preferred stock .................................            --               (1,000,000)
                                                                                     -----------            -----------
           Net cash provided by financing activities ...........................         793,000              3,091,000
                                                                                     -----------            -----------

Net (decrease) increase in cash ................................................        (311,000)                69,000

Cash at beginning of period ....................................................         425,000                  4,000
                                                                                     -----------            -----------

Cash at end of period ..........................................................     $   114,000            $    73,000
                                                                                     ===========            ===========

Supplemental disclosure of non-cash financing and investing activities:
     1.  Conversion of $450,000 notes payable to 727,273 shares of common stock
     2.  Conversion of $200,000 6% convertible debenture into 313,419 shares of common stock.
     3.  Accretion on mandatory redeemable preferred stock of $933,000 including $59,000 accrued dividends.
     4.  Conversion of 751,610 shares of Series A preferred stock and accrued dividends to 1,177,113 shares of common stock.
     5.  Issuance of 443,077 shares of common stock to Liviakis Financial Communications.

      Accompanying notes are an integral part of the financial statements

                            U.S. WIRELESS DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - BASIS OF PRESENTATION

     The accompanying financial statements included herein have been prepared by U.S. Wireless Data, Inc. (The "Company" or "USWD"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain amounts in the financial statements of the prior period have been restated from the originally reported Form 10-QSB of the prior period. A Form 8-K was filed incorporating this restatement. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the financial statements and accompanying footnotes included in the Company's Form 10-KSB for the year ended June 30, 1999.


Note 2 - THE COMPANY

     U.S. Wireless Data, Inc. was incorporated in the state of Colorado on July 30, 1991. The Company is in the business of providing products and services to enable the use of wireless technology for electronic payment and other transactions. USWD is a terminal-neutral, transport-neutral and processor-neutral enabler of wireless transaction processing services through the creation of what USWD calls Wireless Express Payment ServiceSM ("WEPS"). WEPS is a comprehensive and integrated suite of wireless transport services and network technology designed to deliver payment transactions securely and efficiently between a merchant's location and a payment processor.


Note 3 - INVENTORY
                                                   December 31,
                                                       1999      June 30, 1999
                                                   -----------   -------------
     Inventory consists of:
          Raw material                             $  139,000    $   144,000

          Finished goods                              278,000        331,000
          Lower of cost or market reserve            (271,000)      (260,000)
                                                   ----------    -----------
                                                   $  146,000    $   215,000
                                                   ==========    ===========

     The Company has established a reserve against finished goods and raw materials to reflect the estimated net realizable value of the inventory as of December 31, 1999 and June 30, 1999.


Note 4 - FINANCIAL CONDITION AND LIQUIDITY

     The Company continues to have difficulties due to its financial condition and lack of liquidity. The Company has incurred recurring losses from operations, has an accumulated deficit of approximately $39 million, a net capital deficiency of $6,787,000 and negative working capital of $4,733,000 at December 31, 1999, and has limited financial resources. The Company had defaulted on certain obligations related to filing of a registration statement on its 6% Convertible Subordinated Debentures ("6% Debentures"), as of January 18, 1999, which caused the debt to become due on demand although this default was waived by the 6% Debenture holders as of May 6, 1999. As of October 10, 1999, a registration statement covering the common stock underlying the Company's Series B Preferred Stock ("Series B Preferred Stock"), 6% Debentures and other unregistered securities had not been declared effective, thereby entitling holders of the Series B Preferred Stock to redeem their shares at $1.25 per share plus accrued penalties and dividends (approximately $2,700,000 as of December 31, 1999), and holders of the 6% Debentures to redeem the $1,800,000 face amount at 120% of the face value (increased to 125% based on pending redemption proposal submitted to the holders at 125% of face) plus accrued penalties and interest (approximately $2,520,000 as of December 31, 1999). The accrued interest and penalties are recorded in accrued liabilities. If the holders of the Series B Preferred Stock and/or the holders of the 6% Debentures demand to redeem their securities, the Company would not currently be able to fund such redemption.

     In December 1999, the Company entered into an agreement with an investment banking firm in connection with a proposed equity private placement. In connection with the engagement of the firm, the Company entered into an agreement with an entity affiliated with the firm under which it agreed to lend the Company up to $1,000,000, subject to certain conditions. As part of the agreement, Dean M. Leavitt, the Company's Chief Executive Officer, will lend the Company up to $100,000. In connection with the commitments to lend up to $1,100,000, the Company issued the lenders warrants to purchase an aggregate of 15,000,000 shares of common stock at an exercise price of $0.01 per share. The notes issued in this financing contain negative covenants, including restrictions on issuing additional securities. See Note 6 - Financing, Borrowings and Stockholders' Deficit.

     During the implementation of its new business plan as described in Item 2 - Management Discussion and Analysis, the Company expects expenses to continue to exceed revenues. The implementation of USWD's business plan is dependent on obtaining a significant debt or equity financing in the immediate future. The inability of the Company to secure such financing in the near term would adversely impact the Company's financial position, including its ability to continue as a going concern.


Note 5 - NET LOSS PER SHARE


     Earnings (loss) per common share (EPS) is computed using Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company's stock options and warrants and assumed conversion of convertible securities. During fiscal 1999 and 2000 such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options, warrants and conversions could potentially dilute earnings per share in the future.


Note 6 - FINANCINGS, BORROWINGS AND STOCKHOLDERS' DEFICIT

     To fund operations during the first six months of fiscal 2000, the Company raised $930,000 in a private offering of common stock and common stock purchase warrants. The Company issued 976,020 shares of common stock and 195,294 warrants and has 526,894 shares of common stock and 105,378 warrants issuable for the investments made during the period. The warrants are exercisable at $1.50 per share through July 6, 2004.

     On August 2, 1999, the Company entered into an exclusive financial advisory agreement with an investment banking firm to assist the Company with a financing on a "best-efforts" basis. This agreement was terminated in December 1999 in conjunction with a new financing effort described below. The Company agreed to pay out-of-pocket expenses incurred by the firm.

     In the fourth quarter of fiscal 1999, USWD entered into an agreement with the purchasers of the Series B Preferred Stock and holders of the 6% Debentures to file a registration statement with the SEC covering the common stock underlying the Series B Preferred Stock, a common stock purchase warrant issued at the same time as the Series B Preferred Stock, the 6% Debentures, and the common stock purchase warrants issued to the 6% Debenture holders in July, 1998, within 30 days of May 6, 1999, to be effective within 90 days of May 6, 1999. This date was subsequently extended to May 11, 1999. USWD filed the required registration statement on June 30, 1999. The Company thereby became subject to a late filing penalty of $74,000 (following waiver of the "late filing" penalty by the holder of 1,500,000 shares of Series B Preferred Stock). The registration statement did not become effective by August 10, 1999, and the Company therefore become subject to an initial "late effectiveness" penalty of 3% of the total original purchase price of $1,800,000 of 6% Debentures and 1,954,705 shares of Series B Preferred Stock ($1,954,705 purchase price), which were outstanding as of August 10, 1999. Additional late effectiveness penalties accrue monthly (or for any portion of any month) that the registration statement is not effective, in amounts equal to 2% of the original purchase price of the outstanding Series B Preferred Stock and 3% of the face amount of the outstanding 6% Debentures. In the quarter ended September 30, 1999, $188,000 of penalties was accrued as a charge to interest expense and $225,000 was accrued in the quarter ended December 31, 1999. Offering costs, and valuation of related warrants and incentive shares, were recorded against the aggregate preference value of the preferred stock and will be accreted up to the full redemption value by the date of mandatory redemption. Accretion and accrued dividends for the first and second fiscal quarters was $807,000 and $126,000, respectively.

     In December 1999, the Company entered into an agreement with an investment banking firm in connection with a proposed equity private placement. In connection with the engagement of the firm, the Company entered into an agreement with an entity affiliated with the firm under which it agreed to lend the Company up to $1,000,000, subject to certain conditions, including that Dean
M. Leavitt, the Company's Chief Executive Officer, make and honor a similar commitment to lend the Company up to $100,000. The notes accrue 8% interest per annum, are collateralized by substantially all of the Company's assets, and are due the earlier of the date of a change in control of the Company, or the Company concludes a debt or equity financing of at least $5 million, or December 30, 2000. In connection with the commitments to lend up to $1,100,000, the Company issued the lenders warrants (the "Bridge Warrants") to purchase an aggregate of 15,000,000 shares of common stock at an exercise price of $0.01 per share. The warrants expire on December 30, 2006. The Company does not have enough unreserved shares to cover the issuance of the common stock underlying the warrants. The warrants may be exercised at any time, subject to certain conditions, including the approval by the Company's shareholders of an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock. The Company entered into Economic Participation Agreements with the lenders which are intended to provide the lenders with the economic equivalent of ownership of common stock in the event the Company is not able to amend its Articles. In addition, the Company is obligated to pay liquidated damages if the Company is unable to provide the necessary amount of reserved shares of common stock to honor exercise following 120 days of the agreement date. As of December 31, 1999, the Company borrowed $195,000 of the loan commitment. The Company established the value of the Bridge Warrants based upon an assessment of the market rate of interest for debt securities with similar attributes but without the stock purchase warrants feature. In December 1999, the Company recorded a discount on the note via a charge of $34,000 against the face value of the note for a proportionate amount of the warrant valuation. The Company will accrete the carrying value of the note to its full face value by the time of repayment. Details of the transaction were reported on a Current Report on Form 8-K reporting an event of December 23, 1999, filed on January 12, 2000. See also Note 10 - Subsequent Events.


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


Note 8 - RELATED PARTY TRANSACTIONS

     On July 1, 1999, USWD entered into an agreement with Liviakis Financial Communications, Inc. (LFC), to provide the Company with public relations and investor relations services through March 15, 2000. The Company issued 690,000 restricted shares of common stock to LFC for its services under this agreement. LFC is entitled to receive a 2.5% cash finder's fee for financing located by LFC and a 2% finder's fee based on the "total consideration provided" through any acquisition located by LFC. The Company recorded a charge to consulting expense of $352,000 for the valuation of the shares. LFC has agreed not to sell any USWD common stock during the term of the consulting services agreement.

     In December 1999, the Company issued 443,077 restricted shares of common stock to John M. Liviakis, the principal owner of LFC, and a significant Company shareholder, to replace shares transferred to a finder in conjunction with the May 1999 Series B Preferred Stock financing.

     In December 1999, Dean M. Leavitt, the Company's Chief Executive Officer, agreed to lend the Company up to $100,000, as part of the $1,100,000 financing described in Note 6, above. In conjunction therewith, the Company issued Mr. Leavitt a total of 1,363,636 Common Stock purchase warrants exercisable at $.01 per share until December 30, 2006. The Company also agreed to reprice 2,687,5000 of the Common Stock purchase warrants issued to Mr. Leavitt in May, 1999, from an exercise price of $3.00 per share to $1.465 per share, the fair market value of the Common Stock as of January 4, 2000. Finally, the Company also agreed to issue Mr. Leavitt additional options to purchase up to 2,500,000 shares of Common Stock pursuant to a newly authorized stock option plan to be submitted to shareholders for their approval at the next meeting of shareholders, which will be scheduled as soon as practicable. The options to be issued to Mr. Leavitt are contingent upon approval of the stock option plan by shareholders and the exercise price of the options will be set at that date. See also Note 10 - Subsequent Events.


Note 9 - LITIGATION

     In April 1998, USWD entered into an agreement with certain former noteholders of its Demand Notes under which USWD issued 525,800 shares of common stock in settlement of the dispute regarding conversion terms of their notes. Terms of the settlement entitled the noteholders to certain guarantee and/or "put" provisions related to the shares issued in conversion of the notes. The shares originally issued upon conversion of the notes and the additional shares resulting from the settlement were reflected as redeemable common stock on the balance sheet. The guarantee expired as to all shares no later than June 19, 1999. The "put" expired as to all shares no later than June 24, 1999. As of June 30, 1999, the "put" provisions related to the shares had expired or been relinquished in return for the Company's agreement to issue up to 200,000 shares of common stock to certain holders who had exercised their "put" rights. In the fourth fiscal quarter of 1999, $49,000 was accrued to reflect the settlement, which is subject to a final agreement prior to issuance of the shares. The agreement has been executed and the settlement expense may be adjusted at the date of share issuance.


Note 10 - SUBSEQUENT EVENTS

     The Company has entered into agreements with the holders of 1,727,353 shares of the Company's Series B Preferred Stock, no par value per share, and the holders of $1,000,000 of the Company's 6% Debentures, due July 21, 2000, to repurchase such securities at the earlier of the closing of a financing in which the Company raises no less than $5,000,000 or March 31, 2000. The outstanding shares of Series B Preferred Stock and Debentures are convertible into shares of Common Stock at the option of the holder at any time at 80% of the five day average closing bid price of the Company's Common Stock. On February 7, 2000, the holder of the remaining $800,000 of 6% Debentures, which had opted not to participate in the repurchase transaction described above, elected to convert its Debentures, including accrued interest, into 404,745 shares of Common Stock at $2.05 per share.

     During January and February 2000, the Company borrowed the $905,000 balance under the December 1999 bridge loan commitment entered into with an affiliate of an investment bank and Mr. Dean Leavitt. In February 2000, the Company agreed to amend the Common Stock Purchase Warrants (entitling the lenders to purchase 15,000,000 shares of Common Stock at $0.01 per share). In consideration of the lenders agreeing to make an additional $275,000 available under the lending commitment, the amendment to the common stock purchase warrants eliminated the provision that if the lenders were unable or unwilling to complete a proposed private placement, then, subject to certain exceptions, the lenders would have either paid a break-up fee of $5 million or agreed to the cancellation of 50% of the warrants, at the lenders option.

     On January 31 and February 14, 2000, the Company entered into employment agreements with two executives that commit the Company to aggregate annual salary compensation of $295,000, target incentive bonus of up to $275,000 subject to attainment of specific financial or operational objectives and 450,000 stock options, with exercise prices equal to fair market value of the common stock as of the dates of issuance.

     On January 4, 2000, the Board of Directors approved an amendment to the Company's Articles of Incorporation to increase authorized capital from 55,000,000 shares to 225,000,000 shares. Of that number, 200,000,000 shares would be designated as no par value Common Stock and 25,000,000 shares would be designated as preferred stock, with the rights, designations and preferences of any series of preferred stock to be fixed and determined by the Board of Directors at the time of issuance, without further action by shareholders. The amendment to the Articles of Incorporation is to be submitted to the Company's shareholders as soon as practicable.

     On January 4, 2000, the Board of Directors approved a new stock option plan, subject to approval by the Company's shareholders at the next shareholder meeting. Once approved by shareholders (and assuming an increase in authorized common stock is also approved by shareholders) the option plan would reserve 15,000,000 shares of Common Stock for issuance pursuant to options that may be granted under the plan. Dean Leavitt, the Company's Chief Executive Officer, was granted 2,500,000 options to be issued with the exercise price to be set as of the date of shareholder approval of the plan. The plan is to be submitted to the Company's shareholders as soon as practicable.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which the Company believes are reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or forward-looking statements include, but are not limited to: the Company's requirement for additional capital; failure of the Company to raise additional capital critical to continue ongoing operations; the failure to execute definitive agreements with potential strategic alliance partners; technological change; system capacity constraints or system failures; the ability of the Company to develop new distribution channels; or the intensification of competition. Additional factors may be described in other reports filed by the Company under the Securities Exchange Act of 1934. A detailed statement of risks and uncertainties relating to forward-looking statements is set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 filed on October 14, 1999, under the caption "Risk Factors" in Item 6 of that Report, and is hereby incorporated by reference.

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

     In May 1999, Dean M. Leavitt, former President and Chief Executive Officer of U.S. Data Capture, a credit card processing company serving a broad spectrum of conventional card acceptors and emerging markets, was hired as Chairman and Chief Executive Officer of USWD. Mr. Leavitt has refined the Company's mission to become a device neutral, wireless carrier-neutral and merchant acquirer-neutral provider of wireless processing services. The Company also has developed a complimentary suite of Internet browser-based tools to simplify the activation, troubleshooting and deployment of wireless terminal devices. As part of USWD's new strategy, it has phased out the sale of products and services directly to merchants, thereby positioning itself as a neutral enabler to the acquirer marketplace. The Company now has significant efforts underway to broaden the use of WEPS through the expansion of its sales channels via contracts with merchant acquirers and independent sales organizations. The Company is also in the process of expanding its WEPS offerings by certifying additional WEPS enabled point-of-sale devices.

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

     USWD has entered into more than thirty WEPS agreements with various merchant acquirers, including Card Service International (CSI), Paymentech Network Services, Westamerica Bank, Certified Merchant Services (CMS), and anticipates adding additional agreements in the near future. The WEPS agreement allows the merchant acquirer to offer WEPS as a wireless transaction processing solution to a merchant. The WEPS agreement defines the services and billing terms between the Company and merchant acquirer if and when the merchant acquirer utilizes WEPS. A WEPS agreement is not a firm commitment by the merchant acquirer to purchase any goods or service from USWD.

     USWD continues to establish connectivity between the wireless networks, WEPS server and various front-end processors. Commercial transactions running through the WEPS platform began in the second quarter of fiscal 2000. The Company is also working with several point-of-sale terminal manufacturers and front-end processors as part of the ongoing process of adding additional devices to the WEPS menu of offerings.

     Implementation of USWD's business plan is dependent upon the Company's ability to obtain adequate financing. See "Liquidity and Capital Resources" in this section below.

Year 2000 Issues

     While the Company believes the greatest risks associated with the Year 2000 issue have passed, the Company cannot be certain that the Year 2000 issues with respect to the electronic payments infrastructure utilized by credit card processors, banks and financial institutions within the United States and on which USWD is reliant will not emerge over the coming months. USWD could be adversely, materially affected, both operationally and financially, to the extent third parties with which it interfaces, either directly or indirectly, have not properly addressed their Year 2000 issues. The Company does not have an available contingency plan that would alleviate a disruption of service in the electronic transaction sector.

RESULTS OF OPERATION - FISCAL 2000 COMPARED TO FISCAL 1999

Net Revenue

     Revenue of $124,000 for the second quarter of fiscal 2000 decreased 76% from revenue of $520,000 generated during the second quarter of fiscal 1999 as the Company continued the implementation of its new business model. As noted in the overview section above, the Company has phased out its direct offering of wireless credit card processing services and terminals to merchants and is now marketing WEPS to merchant acquirers and payment processors. The Company currently has over 30 merchant acquirers or payment processors under contract for WEPS. Billing for the new WEPS service accounted for $46,000 of the services revenue during the second quarter and should increase as the Company completes installation of the communications connectivity and integration of WEPS to the respective payment processors designated under the recent WEPS agreements with merchant acquirers. In addition, the Company sold one of its two existing merchant credit card portfolios at the beginning of July 1999 (see Other Income, below). The lost revenue from this portfolio accounted for approximately $85,000 of the decrease in services revenue between the two periods. Product revenues decreased to $61,000 in the current quarter from $343,000 in the prior period as the Company completed the transition from one-time product sales to a recurring revenue model based on WEPS sales. For the six months ended December 31, 1999, total revenues decreased to $268,000 from $881,000 in the prior year, again due to transition from the old to the new business model.

Gross Profit (Loss)

     The Company recorded a gross profit of $19,000 in the second fiscal quarter of 2000 compared to a gross profit of $96,000 in the second quarter of fiscal 1999. The second quarter product margin of 21% versus 27% in the prior period, reflects the move to a wholesale versus retail price structure. The prior year six-month product cost included a $240,000 one-time gain resulting from the successful restructuring of a note payable to a former terminal equipment supplier. The services costs include ongoing communications costs associated with the terminals connected through WEPS or terminals deployed via the previous credit-card portfolios. The services margin was $6,000 for the quarter ended December 31, 1999 versus a loss of $36,000 in the first six months of fiscal 2000. The current imbalance in the services revenue and cost structure is impacted by initialization and transaction costs for new or existing terminals that are not yet processing through WEPS, and pending transaction billing. The Company is working on these two issues and expects to resolve the problems in the near term. Efforts have been underway to eliminate excess CDPD addresses from the CDPD carrying cost associated with the previous credit-card portfolios. The Company expects the service margins to improve as WEPS billing becomes a more predominant component of the services offering in the future.

Operating Expenses

     Selling, general and administrative expense was $945,000 in the current quarter, versus $950,000 in the second quarter of fiscal 1999. For the current six-month period, selling, general and administrative expense was $2,063,000 versus $3,426,000 in the prior year. The prior quarter and prior six-month period included a $379,000 and $645,000 non-cash credit related to a variable stock option which expired unexercised as of November 1999. A significant decrease in total headcount, related to the change in the business model, from 53 in September 1998 and 35 in December 1998, to 21 as of September 30, 1999 and 21 as of December 31, 1999, resulted in decreased salary expense of $184,000 and $601,000 in the three and six-month periods, respectively. Commission expense in the current quarter increased to $112,000 versus $42,000 in the prior period due to the signing of WEPS merchant acquirer agreements by the sales organization. For the six month period, non-cash G&A consulting expense decreased by $1,032,000 primarily due to a $732,000 decrease from $1,083,000 in the first quarter of fiscal 1999 to $351,000 in the first quarter of fiscal 2000 for the valuation of stock issued to the Company's investor relations under the terms of the consulting agreements,

     Research and development expenses increased from $178,000 in the second fiscal quarter of 1999 to $277,000 in the first quarter of 2000. This increase was due to an increase in headcount and full time consultants focused on the implementation of WEPS. For the six-month period, research and development increased by $210,000 to $468,000 in the current fiscal year, also due to the increased staffing.

Interest Expense, Other Income and Preferred Stock Dividends

     Interest expense of $711,000 in the quarter ended December 31, 1999, includes interest on the 6% Debentures, a $225,000 note payable, $225,000 accrued for late effective registration penalties on the 6% Debentures and Series B Preferred Stock and a $450,000 accrual for the redemption right of the holders of the 6% Debentures to 120% of face value, adjusted to 125% of face based on the Company's current redemption offer. The prior period interest expense of $382,000 includes $292,000 for interest and accretion of the "in-the-money" conversion feature of the 6% Debenture, and a $52,000 valuation on warrants issued in conjunction with a $500,000 bridge loan.

     The six-month interest expense for the period ended December 31, 1999, includes the current period amount described above plus the previous fiscal quarter's expense of $221,000, including $187,000 accrued for late effective registration penalties on the 6% Debentures and Series B Preferred Stock. The prior six month period ended December 31, 1998, includes the prior period amount described above plus the prior year's first quarter expense of $257,000, including a $117,000 non-cash charge to accrete a portion of the "in-the-money" conversion feature 6% Debenture financing and a $53,000 charge for the value of a warrant issued in conjunction with a bridge financing from RBB Bank. The balance of the interest expense was related to interest on the 6% Debentures and other notes payable.

     Other income of $128,000 for the six-month period ended December 30, 1999 included a $124,000 gain on the July 1999 sale of a portion of USWD's merchant credit card portfolio to PMT Services Inc., a wholly owned subsidiary of Nova Corporation. The transaction resulted in a cash payment to USWD of $450,000. The sale included approximately 450 installed USWD owned TRANZ Enabler point-of-sale devices deployed with a portion of the respective merchants.

     The $135,000 preferred stock dividend for the second fiscal quarter of 2000 includes $96,000 to accrete the value of the preferred stock up to its redemption value by the date at which mandatory redemption is available to the holders. The balance of the preferred stock dividend amount represents Series A Preferred Stock dividends and Series B Preferred Stock dividends that were accrued but not paid in the second fiscal quarter of 2000. The prior period includes $351,000 related to the partial redemption of Series A Preferred Stock plus accrued dividends. Preferred Stock dividends of $985,000 for the six month period ended December 31, 1999, include $874,000 to accrete the value of the Series B preferred stock up to its redemption value by the date at which mandatory redemption is available to the holders. For the prior six-month period, $546,000 includes $464,000 related to the partial redemption of Series A Preferred Stock plus accrued dividends.


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     USWD continues to face significant challenges due to its financial condition and lack of liquidity. While management is optimistic with its medium and long term opportunities, USWD is constrained by its immediate financial condition and requirement for increased liquidity. USWD has an accumulated deficit of approximately $39 million since inception to December 31, 1999, with a working capital deficit of approximately $4,733,000, versus a deficit of $3,389,000 at year-end June 30, 1999. The December 31, 1999 working capital deficit includes $1,800,000 of 6% Debentures classified as short-term borrowings. The Company's current operating commitments require expenditures of approximately $350,00 per month. The Company has continued to operate at a loss subsequent to December 31, 1999.

     The Company has defaulted on certain obligations which, among other things, as of October 10, 1999 entitled the holders of the Company's Series B Preferred Stock and 6% Debentures to redeem those securities for cash plus applicable penalties, interest and dividends. The holders of the Series B Preferred Stock may require USWD to redeem the shares of the Series B Preferred Stock for $1.25 per share plus accrued penalties and dividends (approximately $2,700,000 as of December 31, 1999). The holders of the 6% Debentures may require the Company to redeem the $1,800,000 face amount at 120% of the face value (increased to 125% based on pending redemption proposal) plus accrued penalties and interest (approximately $2,520,000 as of December 31, 1999).

     During the past two fiscal years, the Company has financed its operations through borrowings and private sales of securities. In fiscal 2000, USWD's cash flows from financing activities were $793,000 as compared to $3,091,000 during the first six months of fiscal 1999. Most recently, the Company has financed its operations through the private sale of units consisting of restricted common stock and common stock purchase warrants. The Company received proceeds from the sale of these securities of $450,000 in the fourth quarter of fiscal 1999 and $930,000 through December 31, 1999 of the second quarter. Through January 2000, the Company issued or had issuable approximately 1,703,000 shares of common stock and 341,000 common stock purchase warrants exercisable at $1.50 per share through July 6, 2004, in this financing.

     In December 1999, The Company entered into an agreement with an investment banking firm in connection with a proposed equity private placement. In connection with the engagement of this firm, the Company entered into an agreement with an entity affiliated with the firm under which it agreed to lend the Company up to $1,000,000, subject to certain conditions, including that Dean
M. Leavitt, the Company's Chief Executive Officer, make and honor a similar commitment to lend the Company up to $100,000. The 8% notes are collateralized by substantially all of the Company's assets pursuant to a General Security Agreement. As of December 31, 1999, the Company had borrowed $195,000 of the loan commitment. During January and February 2000, the Company borrowed the $905,000 balance of the December 1999 bridge loan entered into with an affiliate of an investment bank. In consideration of the lenders agreeing to make an additional $275,000 available under the lending commitment, the amendment to the common stock purchase warrants eliminated the provision that if the lenders were unable or unwilling to complete a proposed private placement, then, subject to certain exceptions, the lenders would have either paid a break-up fee of $5 million or agreed to the cancellation of 50% of the warrants, at the lenders option. This amount has been funded in February 2000.

     USWD is continuing to work with key vendors on payables and the Company believes that it will be able to restructure commitments as necessary while it completes an anticipated financing event designed to satisfy its obligations and fund the business plan, although no assurance can be given that this will be the case. The failure of the Company to obtain needed financing in the near term would have an adverse effect on the Company, including its ability to continue as a going concern.


PART II  OTHER INFORMATION

ITEM 1 - LITIGATION

Settlement of Claims of Certain Noteholders

     In April 1998, USWD entered into an agreement with certain former noteholders of its Demand Notes under which USWD issued 525,800 shares of common stock in settlement of the dispute regarding conversion terms of their notes. Terms of the settlement entitled the noteholders to certain guarantee and/or "put" provisions related to the shares issued in conversion of the notes. The shares originally issued upon conversion of the notes and the additional shares resulting from the settlement were reflected as redeemable common stock on the balance sheet. The guarantee expired as to all shares no later than June 19, 1999. The "put" expired as to all shares no later than June 24, 1999. As of June 30, 1999, the "put" provisions related to the shares had expired or been relinquished in return for the Company's agreement to issue up to 200,000 shares of common stock to certain holders who had exercised their "put" rights. In the fourth fiscal quarter of 1999, $49,000 was accrued to reflect the settlement, which is subject to a final agreement prior to issuance of the shares. The agreement has been executed and the settlement expense may be adjusted at the date of share issuance.


ITEM 2 - CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

     During the fiscal quarter ended December 31, 1999, the Company sold or issued the following equity securities without registering the securities under the Securities Act of 1933, as amended (the "Act").

     Between October 21 and December 11, 1999, the Company issued 856,566 restricted shares of common stock and 171,313 common stock purchase warrants to ten investors in consideration of $530,000. The warrants are exercisable over a 5- year period at $1.50 per share.

     Between October 11 and December 29, 1999, the Company issued 1,013,808 shares of common stock to two investors pursuant to the conversion of 680,895 shares of Series A Preferred Stock plus accrued dividends.

     On December 29,1999, the Company issued 443,077 restricted shares of common stock to John M. Liviakis (see Note 8 Related Party Transactions in the Financial Statements).

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


ITEM 3 - DEFAULT ON SENIOR SECURITIES

     In the fourth quarter of fiscal 1999, USWD entered into an agreement with the purchasers of its Series B Preferred Stock and holders of its 6% Debentures to file a registration statement with the SEC covering the common stock underlying the Series B Preferred Stock, a common stock purchase warrant issued at the same time as the Series B Preferred Stock, the 6% Debentures, and the common stock purchase warrants issued to the 6% Debenture holders in July 1998, within 30 days of May 6, 1999, to be effective within 90 days of May 6, 1999. This date was subsequently extended to May 11, 1999. USWD filed the required registration statement on June 30, 1999. The Company thereby became subject to a late filing penalty of $74,000 (following waiver of the "late filing" penalty by the holder of 1,500,000 shares of Series B Preferred Stock). The registration statement did not become effective by August 10, 1999. The Company therefore become subject to an initial "late effectiveness" penalty of 3% of the total original purchase price of $1,800,000 of 6% Debentures and 1,954,705 shares of Series B Preferred Stock, which were outstanding as of August 10, 1999. Additional late effectiveness penalties accrue monthly (or for any portion of any month) that the registration statement is not effective, in amounts equal to 2% of the original purchase price of the outstanding Series B Preferred Stock and 3% of the face amount of the outstanding 6% Debentures. As of December 31, 1999, $413,000 of penalties was accrued as a charge to interest expense. The registration statement has not become effective as of the date of filing this report.

     As of October 10, 1999, the Series B Registration Statement has not been declared effective. The holders of the Series B Preferred Stock may require USWD to redeem the shares of Series B Preferred Stock for $1.25 per share plus accrued penalties and dividends (approximately $2,700,000 as of December 31, 1999), and holders of the 6% Debentures to redeem the $1,800,000 face amount at 120% of the face value (increased to 125% based on pending redemption proposal) plus accrued penalties and interest (approximately 2,520,000 as of December 31, 1999).

     The Company has entered into agreements with the holders of 1,727,353 shares of the Company's Series B Preferred Stock, no par value per share (the "Series B Preferred Stock"), and the holders of $1,000,000 of the Company's 6% Debentures, due July 21, 2000 (the "Debentures"), to repurchase such securities at the earlier of the closing of a financing in which the Company raises no less than $5,000,000 or March 31, 2000. The outstanding shares of Series B Preferred Stock and Debentures are convertible into shares of Common Stock at the option of the holder at any time at 80% of the five day average closing bid price of the Company's Common Stock. On February 7, 2000, the holder of the remaining $800,000 6% Debentures, which had opted not to participate in the repurchase transaction described above, elected to convert its Debentures, including accrued interest, into 404,745 shares of Common Stock at $2.05 per share.


ITEM 5 - OTHER INFORMATION

     On February 14, 2000, Charles I. Leone joined the Company as its Chief Financial Officer and Chief Operating Officer. Prior to joining the Company, Mr. Leone served as Senior Vice President, Systems and Finance, Retail Division for Phoenix Investment Partners, Ltd., a leading U.S. investment management company. He also served as Chief Financial Officer and a First Vice President of Zweig/Glaser Advisors and Zweig Securities Corp. and as Treasurer and Assistant Secretary of Euclid Advisors LLC.

     On January 31, 2000, John H. (Jack) Perveiler joined the Company as it's Vice President/National Sales Manager in February 2000. Mr. Perveiler will be responsible for leading the Company's sales team in marketing the Company's services to new processors, acquiring banks and ISOs as sales channels for WEPS. Prior to joining the Company, Mr. Perveiler served as Director of Western Regional Sales for Hypercom Corporation, a leading POS terminal manufacturer, and has more than ten years of experience in selling and sales management to the merchant acquiring industry.

     The employment agreements with the above two executives commit the Company to annual salary compensation of $295,000, target incentive bonus of up to $275,000 subject to attainment of specific financial or operational objectives and 450,000 stock options, with exercise prices equal to fair market value of the common stock as of the dates of issuance.

     On January 13, 2000, Marc R. Shultz was appointed as the Company's Vice President of Business Development. Mr. Shultz had served as the Company's Senior Account Executive since May 1999. Immediately prior to joining the Company, he served as the Director of Sales for Intellect Electronics, the United States division of an international manufacturer of wireless POS terminals.

     The Company entered into a sublease for space located at 805 Third Avenue, New York, New York, 10022. The sublease will commence upon approval by the landlord which is expected to occur in February. The Company intends to move its principal offices to this location as soon as practicable. In June 1999, the Company entered into a lease with Palmer Lake Technology Center for space located at 850 Commercial Lane, Palmer Lake, Colorado 80133. The Company moved its product development group to this location in January 2000.

     On January 4, 2000, the Board of Directors approved an amendment to the Company's Articles of Incorporation to increase authorized capital from 55,000,000 shares to 225,000,000 shares. Of that number, 200,000,000 shares would be designated as no par value Common Stock and 25,000,000 shares would be designated as preferred stock, with the rights, designations and preferences of any series of preferred stock to be fixed and determined by the Board of Directors at the time of issuance, without further action by shareholders. The amendment to the Articles of Incorporation is to be submitted to the Company's shareholders as soon as practicable.

     On January 4, 2000, the Board of Directors approved a new stock option plan, subject to approval by the Company's shareholders at the next shareholder meeting. Once approved by shareholders (and assuming an increase in authorized common stock is also approved by shareholders) the option plan would reserve 15,000,000 shares of Common Stock for issuance pursuant to options that may be granted under the plan. Dean Leavitt, the Company's Chief Executive Officer, was granted 2,500,000 options to be issued with the exercise price to be set as of the date of shareholder approval of the plan. The plan is to be submitted to the Company's shareholders as soon as practicable.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits required by Item 601 of Regulation S-B

        27    Financial Data Schedule

     b) Reports on Form 8-K

     On December 8, 1999, the Company filed a report on Form 8-K reporting an event of December 6, 1999. The report contained disclosures under Item 5 - Other Events, relating to the resignation of the Company's President and Director, Rod
L. Stambaugh.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              U.S. WIRELESS DATA, INC.
                                              Registrant

Date:  February 17, 2000                      By: \s\ Dean M. Leavitt
       -----------------                          ------------------------------
                                                  Chief Executive Officer


       February 17, 2000                      By: \s\ Robert E. Robichaud
       -----------------                          ------------------------------
                                                  Chief Financial Officer