Form 10QSB
period 2000-03-31
U S WIRELESS DATA INC
filed 2000-05-15
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------


                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

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

                            805 Third Ave, 8th Floor
                               New York, NY 10022
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)



                                 (212) 750-7766
               --------------------------------------------------
              (Registrant's Telephone Number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                        Yes   [X]                No     [ ]


As of May 10, 2000 there were outstanding 32,328,020 shares of the Registrant's Common Stock (no par value per share).


Transitional Small Business Disclosure Format

                        Yes   [ ]                No     [X]

                            U.S. WIRELESS DATA, INC.
                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                             Page
                                                                            ----

Item 1.   Financial Statements (Unaudited)

          Balance Sheets -
             March 31, 2000, and June 30, 1999 ...........................  3

          Statements of Operations -
             Three Months and Nine Months Ended March 31, 2000 and 1999 ..  4

          Statements of Cash Flows -
             Nine Months Ended March 31, 2000 and 1999 ...................  5

          Notes to Financial Statements ..................................  6-15

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations .......................................... 15-22

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings .............................................. 22

Item 2.   Changes in Securities .......................................... 23

Item 3.   Defaults on Senior Securities .................................. 24

Item 5.   Other Information .............................................. 24

Item 6.   Exhibits and Reports on Form 8-K ..............................  25

                            U.S. WIRELESS DATA, INC.
                                  BALANCE SHEET


                                                                                  March 31, 2000   June 30, 1999
                                                                                  --------------   -------------
ASSETS
Current Assets:
  Cash and cash equivalents ...................................................   $ 38,514,000    $    425,000
  Accounts receivable, net of allowance for doubtful accounts of
     $51,000 at March 31, 2000; $43,000 at June 30, 1999 ......................        157,000         178,000
  Inventory, net ..............................................................        147,000         215,000
  Other current assets ........................................................        195,000          14,000
  Escrow held for payment of professional fees ................................           --           112,000
                                                                                   -----------     -----------
     Total current assets .....................................................     39,013,000         944,000
Processing units - deployed ...................................................         45,000         408,000
Fixed assets, net .............................................................        670,000         405,000
Other assets ..................................................................         53,000          14,000
                                                                                   -----------     -----------

Total assets ..................................................................   $ 39,781,000    $  1,771,000
                                                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ............................................................   $  1,547,000    $  1,198,000
  Accrued liabilities .........................................................        388,000         413,000
  Borrowings, current portion .................................................         55,000       2,272,000
  Other current liabilities ...................................................           --           450,000
                                                                                   -----------     -----------
    Total current liabilities .................................................      1,990,000       4,333,000
Borrowings, long-term portion .................................................           --            25,000
                                                                                   -----------     -----------
Total liabilities .............................................................      1,990,000       4,358,000
                                                                                   -----------     -----------

Redeemable preferred stock:
  Series B 6%  cumulative  convertible  redeemable  preferred  stock, no par value, $1.00 stated value, 1,954,705 and 5,000,000 shares authorized, 227,352 and 1,954,705 shares issued and outstanding at March 31, 2000 and June 30, 1999, respectively.  Redeemable
    at approximately $350,000 at March 31, 2000 ...............................        350,000       1,587,000
                                                                                   -----------     -----------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, no par value, 15,000,000 shares authorized:
    Series A, at $1.00 stated value, 0 and 4,000,000
       shares authorized, and 0 and 752,000 issued and outstanding
       at March 31, 2000 and June 30, 1999, respectively .....................           --           752,000
    Series C convertible, stated value $0.01 per share, liquidation value $10.00 per share aggregating $50,616,000, 8,450,000 shares
       authorized, 5,061,600 issued and outstanding at March 31, 2000 ........          51,000
  Common stock, at $1.00 stated value, 40,000,000 shares authorized;
       32,328,020 and 17,816,075 shares issued and outstanding at
       March 31, 2000 and June 30, 1999, respectively .........................     32,328,000      17,816,000
  Common stock to be distributed ..............................................           --           243,000
  Additional paid-in capital ..................................................     89,535,000     12,082,000
  Accumulated deficit .........................................................    (84,473,000)    (35,067,000)
                                                                                   -----------     -----------
    Total stockholders' equity (deficit) ......................................     37,441,000      (4,174,000)
                                                                                   -----------     -----------

    Total liabilities and stockholders' equity ................................   $ 39,781,000    $  1,771,000
                                                                                   ===========     ===========

       Accompanying notes are an integral part of the financial statements

                            U.S. WIRELESS DATA, INC.
                            STATEMENTS OF OPERATIONS

                                                                   For the three months ended             For the nine months ended
                                                                            March 31,                            March 31,
                                                                    -----------------------                -----------------------
                                                                    2000               1999                2000               1999
                                                                    ----               ----                ----               ----
                                                                                   As Restated                           As Restated
                                                                                   -----------                           -----------
Net revenues:
     Product sales .....................................      $    111,000       $    124,000       $    271,000       $    633,000
     Services ..........................................            88,000            137,000            196,000            509,000
                                                              ------------       ------------       ------------       ------------
                                                                   199,000            261,000            467,000          1,142,000
                                                              ------------       ------------       ------------       ------------
Cost of revenues:
     Product sales .....................................           214,000             89,000            349,000            499,000
     Services ..........................................            52,000            151,000            196,000            482,000
     Settlement with supplier ..........................              --                 --                 --             (240,000)
                                                              ------------       ------------       ------------       ------------
                                                                   266,000            240,000            545,000            741,000
                                                              ------------       ------------       ------------       ------------

Gross (loss) profit ....................................           (67,000)            21,000            (78,000)           401,000
                                                              ------------       ------------       ------------       ------------

Operating expenses:
    Selling, general and administrative ................         1,953,000            431,000          4,016,000          3,857,000
    Research and development ...........................           391,000            105,000            859,000            363,000
                                                              ------------       ------------       ------------       ------------
       Total operating expenses ........................         2,344,000            536,000          4,875,000          4,220,000
                                                              ------------       ------------       ------------       ------------

Loss from operations ...................................        (2,411,000)          (515,000)        (4,953,000)        (3,819,000)

Interest expense .......................................          (462,000)        (1,118,000)        (1,394,000)        (1,757,000)
Interest credit ........................................           597,000               --              597,000               --
Interest income ........................................            65,000               --               65,000               --
Other income ...........................................              --                 --              128,000              8,000
                                                              ------------       ------------       ------------       ------------

Net loss ...............................................        (2,211,000)        (1,633,000)        (5,557,000)        (5,568,000)
                                                              ------------       ------------       ------------       ------------

Preferred stock dividends ..............................       (42,864,000)           (25,000)       (43,849,000)          (571,000)
                                                              ------------       ------------       ------------       ------------

Net loss available to common stockholders ..............      $(45,075,000)      $ (1,658,000)      $(49,406,000)      $ (6,139,000)
                                                              ============       ============       ============       ============

Basic and diluted net loss per share, (after
provision for preferred stock dividends) ...............      $      (1.89)      $      (0.12)      $      (2.34)      $      (0.46)
                                                              ============       ============       ============       ============

Weighted average common shares
outstanding - basic/diluted ............................        23,900,000         13,669,000         21,197,000         13,247,000
                                                              ============       ============       ============       ============

       Accompanying notes are an integral part of the financial statements


                            U.S. WIRELESS DATA, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                For the nine months ended March 31,
                                                                                ----------------------------------
                                                                                       2000              1999
                                                                                       ----              ----
                                                                                                     As Restated
                                                                                                     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .............................................................      $ (5,557,000)           $ (5,568,000)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization ....................................           127,000                 175,000
        Bad debt expense .................................................            25,000                    --
        Write down of inventory ..........................................           112,000
        Gain on sale of merchant portfolio ...............................          (124,000)
        Non-cash consulting services and other ...........................           511,000               1,499,000
        Non-cash compensation expense-variable stock option ..............              --                (1,302,000)
        Non-cash interest expense ........................................           451,000                 966,000
        Non-cash reduction of payment due supplier .......................              --                  (240,000)
        Loss on sale of fixed assets .....................................            16,000                    --
        Changes in current assets and liabilities:
           Accounts receivable ...........................................            (4,000)                (60,000)
           Inventory .....................................................           (44,000)                457,000
           Escrow for professional fees ..................................           112,000                    --
           Other current assets ..........................................          (181,000)                (29,000)
           Accounts payable ..............................................           349,000                (261,000)
           Accrued liabilities ...........................................            74,000               1,019,000
                                                                                ------------            ------------
           Net cash used in operating activities .........................        (4,133,000)             (3,344,000)
                                                                                ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of fixed assets .........................................          (395,000)                (46,000)
        Proceeds from sale of merchant portfolio .........................           450,000                    --
        Proceeds from sale of fixed assets ...............................            24,000                    --
        Processing units - deployed ......................................              --                   (81,000)
        (Increase) decrease in other assets ..............................           (39,000)                  9,000
                                                                                ------------            ------------
           Net cash provided by (used in) investing activities ...........            40,000                (118,000)
                                                                                ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock ...........................           939,000                  27,000
        Principal payment on borrowings ..................................        (1,827,000)               (366,000)
        Net proceeds from issuance of debt ...............................         1,585,000               2,310,000
        Net proceeds from issuance of convertible debenture ..............              --                 2,490,000
        Proceeds from issuance of Series C preferred stock ...............        50,616,000                    --
        Payments of offering costs for Series C preferred stock ..........        (6,102,000)                   --
        Proceeds from exercises of options and warrants ..................           169,000                    --
        Redemption of Series A preferred stock ...........................              --                (1,000,000)
        Redemption of Series B preferred stock ...........................        (2,198,000)                   --
        Redemption of convertible debenture ..............................        (1,000,000)                   --
                                                                                ------------            ------------
           Net cash provided by financing activities .....................        42,182,000               3,461,000
                                                                                ------------            ------------


Net increase (decrease) in cash and cash equivalents .....................        38,089,000                  (1,000)

Cash and cash equivalents, beginning of period ...........................           425,000                   4,000
                                                                                ------------            ------------

Cash and cash equivalents, end of period .................................      $ 38,514,000            $      3,000
                                                                                ============            ============

       Accompanying notes are an integral part of the financial statements

                            U.S. WIRELESS DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS



Note 1 - BASIS OF PRESENTATION

            The accompanying financial statements included herein have been prepared by U.S. Wireless Data, Inc. (the "Company" or "USWD"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements for the three and nine month period ended March 31, 1999 have been restated from the originally reported Form 10-QSB. A Form 8-K was filed on July 2, 1999, incorporating this restatement. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

           The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the financial statements and accompanying footnotes included in the Company's Form 10-KSB for the year ended June 30, 1999.

            The year ended June 30, 1999 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by Generally Accepted Accounting Principles.


Note 2 - THE COMPANY

          The Company was incorporated in the State of Colorado on July 30, 1991. The Company relocated its principal executive office from
       California to New York City in February 2000. The Company is in the business of providing products and services to enable the use of wireless technology for electronic payment and other transactions. The Company's Wireless Express Payment ServiceSM ("WEPS") gateway serves as a link joining all parties involved in a wireless point-of-sale ("POS")
       transaction. This enables businesses requiring mobility and/or faster transaction speed to accept non-cash payments utilizing wireless technology. By providing a seamless interface between a merchant's POS terminal(s), wireless carriers and front-end processors, credit, debit and other card transactions can be processed as fast as cash, without the cost and inconvenience of being tethered to a telephone line. In addition, WEPS' Internet-based tools offer on-line terminal activation and online/real-time transaction monitoring, reporting and remote terminal diagnostics.


Note 3 - BRIDGE FINANCING AND PRIVATE PLACEMENT

       Bridge Financing

           On December 23, 1999, the Company entered into an agreement with Commonwealth Associates, L.P. ("Commonwealth") in connection with the private placement (the "Private Placement") of the Company's Series C Convertible Preferred Stock (the "Series C Preferred Stock"). The securities issued in the Private Placement and in the bridge financing described below have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

           In  connection  with the  engagement  of  Commonwealth,  the  Company entered into an agreement with ComVest Capital Management, LLC ("ComVest"), an affiliate of Commonwealth, pursuant to which ComVest initially lent the Company $1,000,000 and Dean M. Leavitt, the Company's Chairman and Chief Executive Officer lent the Company $100,000 (the
       "Bridge Financing"). ComVest and Mr. Leavitt subsequently lent the Company an additional $250,000 and $25,000, respectively. The loans were collateralized by substantially all of the Company's assets pursuant to general security agreements and bore interest at a rate of 8% per annum.

       The notes were due on the earlier of (x) the date a change of control (as defined in the note) occurs, (y) the date the Company concludes a debt or equity financing in which the Company receives at least $5,000,000 of gross proceeds, or (z) December 30, 2000. The notes included certain negative covenants, including prohibitions on the payment of certain dividends, redemptions and asset sales and limitations on the incurrence of indebtedness, liens and the issuance, prior to March 31, 2000, of securities not specifically exempted. The lenders had the option to convert the outstanding principal amount of the notes into securities issued in connection with any private placement transaction on the same terms as investors in such placement. In addition, the Company agreed to appoint a designee of the bank affiliate lender to the Board and to have an observer present at all meetings of the Board. In addition to the Bridge Financing, the Company also borrowed $125,000 from ComVest and $75,000 from Mr. Leavitt (the "Additional Notes"). The Additional Notes were due on demand interest free. The Company repaid the full outstanding amount of the Bridge Financing and Additional Notes on March 18, 2000, from the Private Placement described below. The rights under the Bridge Financing expired on March 18, 2000, when the loans were repaid.

           In connection with the Bridge Financing, the Company also issued ComVest and Mr. Leavitt warrants to purchase 13,636,363 shares and 1,363,637 shares, respectively, of Common Stock at an exercise price of $.01 per share. These warrants are fully exercisable at any time, subject to certain conditions, including the availability of a sufficient number of shares of Common Stock for issuance upon exercise thereof. On March 10, 2000, Commonwealth and Mr. Leavitt exercised their warrants with respect to 7,920,000 shares and 792,000 shares, respectively. The remaining warrants expire on December 30, 2006. ComVest and Mr. Leavitt have certain demand and "piggyback" registration rights, commencing in June 2000, as to the shares of Common Stock underlying the warrants.

            Currently, the Company does not have enough authorized Common Stock for the remaining warrants to be fully exercised. As a result, the Company entered into Economic Participation Agreements with the bridge lenders which are intended to provide the bridge lenders with the economic equivalent of ownership of the shares of Common Stock underlying the warrants in the event that the Company is unable to amend its Articles of Incorporation to increase the number of authorized shares of Common Stock. The Economic Participation Agreements terminate at such time as a sufficient number of shares of Common Stock are authorized and reserved for issuance upon the exercise of the warrants, unless the Company failed to amend its Articles of Incorporation by April 28, 2000, in which case the bridge lenders are entitled to liquidated damages which are calculated in accordance with the agreement. The Economic Participation Agreements were subsequently amended to extend the period in which the Company must amend its Articles of Incorporation to July 11, 2000. If the agreements are not automatically terminated as contemplated by the agreements within 195 days of the date of the agreements, then the Company shall pay to the bridge lenders on such 195th day a nonconversion fee of $550,000 and, in addition, until such time as the agreements are terminated as provided for, the bridge lenders may elect to receive in cash in consideration of canceling the agreements the greater of (A) $2.5 million or (B) the product of (1) the number of shares as adjusted per the agreement and (2) the remainder of (x) the closing asking price of the common stock on the last trading date prior to the exercise by the bridge lenders of their liquidation right and (y) $0.01.

           The Company established the value of the Bridge Warrants based upon an assessment of the market rate of interest for debt securities with similar attributes but without the stock purchase warrants feature. In December 1999, the Company recorded a discount on the notes from the Bridge Financing via a charge of $34,000 against the face value of the notes for a proportionate amount of the warrant valuation. For the quarter ended March 31, 2000, the Company recorded an additional charge of $417,000 against the face value of the notes for the balance of the warrant valuation. The Company accreted the carrying value of the notes to their full face value by the time of repayment on March 17, 2000.

       Private Placement

           Commonwealth acted as placement agent in the Private Placement pursuant to which, as of March 31, 2000, 506.16 Units have been sold at $100,000 per Unit for aggregate proceeds of $50,616,000. Each Unit consists of 10,000 shares of the Company's Series C Preferred Stock

       (which is initially convertible into 66,667 shares of Common Stock) and warrants to purchase Common Stock equal to 25% of the number of shares into which the Series C Preferred Stock is convertible. Under the terms of the Private Placement, an additional 143.84 Units for aggregate proceeds of $14,384,000 may be sold.

           The Series C Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends. The holders of Series C Preferred Stock are entitled to vote their shares of Series C Preferred Stock on an as converted basis with the holders of Common Stock as a single class on all matters submitted to a vote of the shareholders, except as otherwise required by applicable law and except that the holders of Series C Preferred Stock voting separately as a class have the right to elect two directors to the Board of Directors.

           Each share of Series C Preferred Stock is convertible at any time, subject to the approval by the shareholders of an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock, at the option of the holder, into a number of shares of Common Stock determined by dividing the liquidation value by the conversion price, initially $1.50 per share, which is subject to adjustment for stock splits, recapitalizations and other similar events. If the Company issues shares of Common Stock at a price per share less than the then current conversion price, then, subject to certain exceptions, the conversion price will be automatically reduced to such lower price and the number of shares issuable upon conversion of the Series C Preferred Stock shall be increased proportionately. The Series C Preferred Stock automatically converts into Common Stock (a) if, at any time commencing three months after June 17, 2000, the average closing bid price of the Company's Common Stock exceeds 300% of the conversion price for 20 consecutive trading days or (b) upon a public offering of the Company's securities that raises gross proceeds in excess of $30,000,000, provided the shareholders have approved an increase in authorized capital to allow for the conversion of the Series C Preferred Stock.

           The warrants issued in connection with the Private Placement (the "Unit Warrants") are exercisable for a period of seven years for an aggregate number of shares of Common Stock equal to 25% of the number of shares into which the Series C Preferred Stock are convertible, at an exercise price equal to the then applicable conversion price. The initial exercise price is $1.50 per share, subject to adjustment under the same circumstances as the conversion price of the Series C Preferred Stock. The Unit Warrants are callable for a nominal price at the Company's option on 30 days' notice to the holders of the Unit Warrants if (a) the average closing bid price of the Company's Common Stock for 20 consecutive trading days exceeds 300% of the exercise price, as adjusted,
       (b) the Company's Common Stock is trading on a national securities exchange or Nasdaq SmallCap or National Market Systems, and (c) a registration statement covering the shares issuable upon exercise of the Unit Warrants has been declared effective and the shares issuable upon exercise of the Unit Warrants are not otherwise subject to any lock-up restrictions.

           The terms of the Series C Preferred Stock and the Unit Warrants may be amended, modified or waived by an agreement among the Company, Commonwealth and a committee to be designated by Commonwealth whose members hold in the aggregate not less than 20% of the outstanding Series C Preferred Stock and not less than 20% of the outstanding Unit Warrants.

           The Company has agreed to file a registration statement with respect to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock and exercise of the Unit Warrants under the Securities Act within nine months of the closing of the Private Placement. The investors also have certain "piggyback" registration rights with respect to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock and the exercise of the Unit Warrants.

           Each investor who purchased Units in the Private Placement agreed not to sell, transfer or otherwise dispose of any of the securities sold in the Private Placement for a period of one year following the closing of the transaction. Thereafter, investors may not sell, transfer or dispose of more than 25% of such securities during each of the following four 90-day periods. The lock-up period may be extended by Commonwealth for up to an additional six months from the closing of any public offering that is consummated prior to the end of the initial lock-up period, in which event there shall be no further lock-up at the end of such period. The Company's officers, directors and certain other existing shareholders agreed to substantially the same lock-up provisions as to shares owned or acquired by them.

           Several of the Company's officers and directors purchased Units in the Private Placement. Dean M. Leavitt, the Company's Chief Executive Officer and Chairman purchased 2.5 Units, Charles I. Leone, the Company's Chief Financial Officer, Chief Operating Officer and Secretary purchased 1 Unit and Robert E. Robichaud, the Company's former Chief Financial and Accounting Officer, Treasurer and Secretary purchased .75 of a Unit. Edwin Cooperman, a member of the Board, purchased 1 Unit and each of Michael S. Falk and Amy Newmark, both also members of the Board, purchased 2.5 Units. Barry Kaplan, also a member of the Board, purchased 25 Units. Mr. Kaplan also received from Commonwealth at no charge a warrant to purchase 1.5 Units exercisable at $100,000 per Unit (from the warrants Commonwealth received as compensation in the Private Placement).

           As part of its compensation, Commonwealth received warrants to purchase 126.5 Units, exercisable at $100,000 per Unit, a commission equal to $3,543,000, which is 7% of the gross proceeds raised in the Private Placement, and a structuring fee equal to $1,518,000, which is 3% of the gross proceeds raised in the Private Placement. Pursuant to a prior agreement with Peter J. Solomon Securities Company Limited ("PJSC") relating to financing transactions entered into by the Company, the Company issued to PJSC a warrant to purchase 25.3 Units at $100,000 per Unit and a fee equal to $400,000. The warrants are exercisable commencing on the date of issuance and for seven years thereafter. The Company valued the unit warrants at $5.57 million.

            Commonwealth has the right under an Agency Agreement to designate two directors to the Board and the following individuals gave proxies to Commonwealth to vote for the election of such designees: Messrs. Leavitt and Leone, John H. Perveiler, the Company's Vice President/National Sales Manager, Marc R. Shultz, the Company's Vice President of Business Development, and Barry Kaplan, Alvin Rice and Chester Winter, each members of the Board. On March 29, 2000, four new directors joined the Board, including Michael S. Falk, the Chairman of Commonwealth, and Amy
       L. Newmark, both of whom were designated by Commonwealth.

            As a condition to the completion of the Private Placement, the Company agreed that the exercise price of a warrant owned by Dean M. Leavitt, the Company's Chairman and Chief Executive Officer, to purchase 2,687,500 shares of Common Stock should be reduced from $3.00 per share to the market price of the Common Stock on January 4, 2000. No amount has been charged to operations for compensation in connection with the repricing because the exercise price equaled the market price on the date of repricing. In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation". The interpretation is not effective until July 1, 2000. Had the interpretation been in effect on the date of the repricing, the warrant would have been considered a variable warrant. On March 31, 2000, the variable warrant would have resulted in $9.75 million in compensation expense, which would have increased the current quarter's net loss and net loss per share to $54.9 million and $2.30 per share, respectively. On July 1, 2000, in accordance with Interpretation No. 44, the warrant will be recorded as a variable warrant.

            As  a  result  of  the  Bridge  Financing  and  Private   Placement,
       Commonwealth may be deemed to control the Company.


Note 4 - FINANCIAL CONDITION AND LIQUIDITY

           The Company has incurred recurring losses from operations and has an accumulated deficit of approximately $42 million. During the implementation of its new business plan as described in Item 2 - Management Discussion and Analysis, the Company expects expenses to continue to exceed revenues during the initial phases of the business plan.

           The Company's cash position of $38.5 million provides the Company, in management's opinion, with the financial resources to pursue it's business plan and fund monthly deficits. As of May 10, the Company is debt free and has no current financing needs.


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


Note 6 - FINANCINGS, BORROWINGS AND STOCKHOLDERS' EQUITY

            For the nine months ended March 31, 2000, the Company raised $930,000 in a private offering of common stock and common stock purchase warrants. The Company issued approximately 1,500,000 shares of common stock and warrants to purchase approximately 301,000 shares of common stock. The warrants are exercisable at $1.50 per share through July 6, 2004. An additional 727,273 shares of common stock were issued on the conversion of $450,000 notes payable. In addition, as a result of the private offering, Bridge Financing and Private Placement described above, anti-dilution provisions of certain outstanding warrants were triggered and the Company is required to adjust the exercise prices and the number of shares of common stock issuable upon the exercise of such warrants.

            During the none months ended March 31, 2000, approximately 752,000 shares of Series A Preferred Stock and accrued dividends of approximately $23,000 were converted into approximately 1,177,000 shares of common stock at various price levels.

            In the fourth quarter of fiscal 1999, USWD entered into an agreement with the purchasers of the Series B Preferred Stock and holders of the 6% Debentures to file a registration statement with the SEC covering the common stock underlying the Series B Preferred Stock, a common stock purchase warrant issued at the same time as the Series B Preferred Stock, the 6% Debentures, and the common stock purchase warrants issued to the 6% Debenture holders in July, 1998, within 30 days of May 11, 1999, to be effective within 90 days of May 11, 1999. Failure to file the registration statement by June 10, 1999 and/or obtain effectiveness of it by August 9, 1999, resulted in the accrual of penalties against the Company. The Company did not file the required registration statement until June 30, 1999, and the registration statement has never been declared effective. The Series B Preferred Stock and 6% Debentures ultimately became subject to redemption at the option of the holders for failure to obtain effectiveness of the registration statement. The Company became subject to a late filing penalty of $74,000 and accrued "late effectiveness" penalties of $188,000, $225,000 and $0 for the quarters ended September 30, 1999, December 31, 1999 and March 31, 2000, respectively. Upon redemption of these securities, approximately $372,000 of the penalties were waived by the holders and recorded as an interest credit in the current fiscal quarter. Offering costs, and valuation of related warrants and incentive shares were recorded against the aggregate preference value of the preferred stock and will be accreted up to the full redemption value by the date of mandatory redemption. Accretion and accrued dividends for the first, second and third fiscal quarters was $807,000, $126,000 and $49,000, respectively. As described below in this Footnote and in Footnote 14 (Subsequent Events), the Company redeemed or converted all outstanding shares of Series B Preferred Stock and 6% Debentures on or before May 3, 2000. The previously accrued dividends include $87,000 which was waived in conjunction with the Series B Preferred Stock redemptions. This waived amount reduced preferred stock dividends and accumulated deficit in the current fiscal quarter.

           In the first quarter of fiscal year 2000, holders of the 6% Debentures converted $200,000 of the debt into approximately 313,000 shares of common stock per the specified conversion formula.

           In the first quarter of fiscal year 2000, a Colorado based management recruiting firm successfully completed a search for a key product development engineer. The Company agreed to pay half the $17,000 fee in the form of 13,600 shares of common stock, which was issued on February 23, 2000.

           On January 20, 2000, the Company issued a 22,500 share common stock purchase warrant to RBB Bank as an inducement to redeem shares of Series B Preferred Stock and 6% Debentures held by RBB Bank, exercisable at
       $1.50 per share. The warrant vests immediately, was issued with an exercise price equal to the market price of the underlying stock on the date of grant, and expires on July 6, 2004. The Company valued the warrant at $32,000, which was charged as a deemed dividend to accumulated deficit.

            On  February  11,  2000,  holders  of  the 6%  Debentures  converted
       $800,000 of the debt into approximately 405,000 shares of common stock per the specified conversion formula. Upon conversion of the 6%
       Debentures, approximately $225,000 of interest previously accrued was waived by the holders and recorded as an interest credit in the current fiscal quarter.

           On March 15, 2000, the Company retained Lippert/Heilshorn and Associates, Inc. to provide investor relations services. In addition to monthly fees and expenses, the Company agreed to issue Lippert/Heilshorn a 15,000 share common stock purchase warrant each year for the next 3 years. The warrants vest one year after date of grant, are issued with an exercise price equal to the market price of the underlying stock on the date of grant, and expire 5 years from the vesting date. The first year grant was issued on March 28, 2000, exercisable at $5.344 per share, which the Company valued at $52,000. The Company charged the valuation as investor relations expense.

           On March 17, 2000, the Company redeemed 227,353 shares of Series B Preferred Stock and $1,000,000 of 6% Debentures from RBB Bank for a price equal to 125% of the liquidation value or principal amount, as applicable, of the Series B Preferred Stock and 6% Debentures and repaid a loan in the amount of $250,000. In connection with the redemption, RBB Bank also waived certain accrued penalties and dividends.

           On March 28, 2000, the Company issued a 50,000 share common stock purchase warrant to Cornell Consulting International, Inc. for executive search services, exercisable at $5.344 per share. The warrant vests immediately, was issued with an exercise price equal to the market price of the underlying stock on the date of grant, and expires March 27, 2005. The Company valued the warrant at $95,000 (based on the market value of the services received less cash paid), which was charged as executive search expenses.

           On March 31, 2000, the Company redeemed 1,500,000 shares of the Company's Series B Preferred Stock from Bold Street, LLC, for a price equal to 125% of the liquidation value of the Series B Preferred Stock, plus accrued dividends. As an inducement for the redemptions, the Company also issued a common stock purchase warrant, expiring April 30, 2004, to purchase 150,000 shares of Common Stock, exercisable at $2.28 per share. In connection with such redemption, Bold Street waived certain accrued penalties. Bold Street received certain "piggyback" registration rights as to the shares of Common Stock underlying the warrant. The Company valued the warrant at $536,000, which was charged as a deemed dividend to accumulated deficit.

           For the third fiscal quarter ended March 31, 2000: (i) 109,600 common stock shares were issued on exercise of employee options for aggregate proceeds of $81,452, (ii) 8,712,000 common stock shares were issued on exercise of the Bridge Warrants for aggregate proceeds of $87,120, and
       (iii) 218,235 common stock shares were issued on cashless exercises of warrants aggregating 394,632 shares.

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


Note 8 - RELATED PARTY TRANSACTIONS

           On July 1, 1999, USWD entered into an agreement with Liviakis Financial Communications, Inc. (LFC), to provide the Company with public relations and investor relations services through March 15, 2000. The Company issued 690,000 restricted shares of common stock to LFC for its services under this agreement. LFC is entitled to receive a 2.5% cash finder's fee for financing located by LFC and a 2% finder's fee based on the "total consideration provided" through any acquisition located by LFC. The Company recorded a charge to consulting expense of $352,000 for the valuation of the shares. LFC agreed not to sell any USWD common stock during the term of the consulting services agreement.

           In December 1999, the Company issued 443,077 restricted shares of common stock to John M. Liviakis, the principal owner of LFC, and a significant Company shareholder, to replace shares transferred to a finder in conjunction with the May 1999 Series B Preferred Stock financing.

           In order to induce Commonwealth to consummate the Private Placement, Mr. Liviakis and LFC agreed that for a period beginning on March 15, 2000 and ending on the first anniversary of the final closing of the Private Placement (the "Lock-up Period"), they will not sell, transfer or otherwise dispose of any securities of the Company that were owned by either of them as of March 14, 2000 or acquired during the Lock-up Period, except for an aggregate of 1,139,000 shares which may be transferred or sold under certain conditions.

           On March 29, 2000, the Company issued each of the four new members of the Board a nonqualified stock option for 250,000 shares of the Company's common stock. The options are exercisable at $1.50 per share, vest one third per yearly anniversary date following grant date and expire on the earlier of ten years from the grant date or one year after cessation of the Optionee's relationship with the Company. Since the exercise price for the options was less than the market price of the common stock ($6.00) on the date of issue, the Company valued the options under APB 25 at an aggregate of $4.5 million. The value will be charged to compensation expense over the vesting period of the options. For the quarter ended March 31, 2000, the Company charged $12,000 to compensation expense.

           See additional disclosures of related party transactions in Note 3 - Bridge Financing and Private Placement and in Note 14 - Subsequent Events.


Note 9 - BENEFICIAL CONVERSION FEATURE - SERIES C PREFERRED STOCK

            The value of the "in the money" conversion feature for the Series C Preferred Stock from the closings of the Private Placement approximated $42.4 million. The value was charged to increase accumulated deficit as deemed dividends during the quarter ended March 31, 2000.

Note 10 - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of non-cash financing and investing activities:

     1. Conversion of $450,000 notes payable to 727,273 shares of common stock.
     2. Conversion of $1,000,000 6% convertible debenture into 718,018 shares of common stock.
     3. Accretion on mandatory redeemable preferred stock of $982,000, including accrued dividends of $84,000.
     4. Conversion of 751,610 shares of Series A preferred stock and accrued dividends to 1,134,113 shares of common stock.
     5. Issuance of 690,000 and 443,077 shares of common stock to Liviakis Financial Communications.
     6. Recording of "in the money conversion feature" on Series C preferred stock for $42.4 million.
     7. Issuance of 243,000 shares of common stock classified as "to be distributed" on June 30, 1999.


Note 11 - INVENTORY

                                                 March 31, 2000   June 30, 1999
                                                 --------------   -------------
          Inventory consists of:
            Raw material                           $ 139,000        $ 144,000
            Work-in-process                          133,000             --
          Finished goods                             230,000          331,000
          Lower of cost or market reserve           (355,000)        (260,000)
                                                   ---------        ---------
                                                   $ 147,000        $ 215,000
                                                   =========        =========

          The Company has established a reserve to reflect the estimated net realizable value of the inventory as of March 31, 2000 and June 30, 1999.


Note 12 - COMMITMENTS AND CONTINGENCIES

           The Company leases office facilities in Colorado and New York expiring January 16, 2003 and September 29, 2001, respectively. Future minimum annual lease commitments for the years subsequent to March 31, 2000 are $300,000, $190,000 and 64,000.

           The Company has employment agreements with two of its executive officers. The agreements are for initial terms of two years, with automatic one-year extensions after the initial term. Effective May 4, 2000, the employment agreements commit the Company to annual salary compensation of $425,000 and annual discretionary bonuses.

           See  additional  disclosure  regarding  the  Economic   Participation
       Agreements in Note 3 - Bridge Financing and Private Placement and Leases in Note 14 - Subsequent Events.


Note 13 - LITIGATION

           In April 1998, USWD entered into an agreement with certain former noteholders of its Demand Notes under which USWD issued 525,800 shares of common stock in settlement of the dispute regarding conversion terms of their notes. Terms of the settlement entitled the noteholders to certain guarantee and/or "put" provisions related to the shares issued in conversion of the notes. The shares originally issued upon conversion of the notes and the additional shares resulting from the settlement were reflected as redeemable common stock on the balance sheet. The guarantee expired as to all shares on June 19, 1999. The "put" expired as to all shares on June 24, 1999. As of June 30, 1999, the "put" provisions related to the shares had expired or been relinquished in return for the Company's agreement to issue up to 200,000 shares of common stock to certain holders who had exercised their "put" rights. In the fourth fiscal quarter of 1999, $49,000 was accrued to reflect the settlement. The agreement has been executed and 200,000 shares of common stock were issued on February 22, 2000.


Note 14 - SUBSEQUENT EVENTS

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

            The Board of Directors approved a new stock option plan, subject to approval by the Company's shareholders at the next shareholder meeting. Once approved by shareholders (and assuming an increase in authorized common stock is also approved by shareholders) the option plan would reserve 15,000,000 shares of Common Stock for issuance pursuant to options that may be granted under the plan. To date, Dean Leavitt, the Company's Chief Executive Officer, has been granted 2,500,000 options, and other employees have been granted 678,000 options, to be issued with the exercise price to be set as of the date of shareholder approval of the plan. The plan is to be submitted to the Company's shareholders as soon as practicable.

            On April 28, 2000, the Company repaid $55,000 of principal plus accrued interest to date on all outstanding notes classified under current liabilities in the Balance Sheet at March 31, 2000.

           On May 3, 2000, pursuant to purchase agreements reached with the holders, the Company redeemed the remaining 227,352 outstanding shares of Series B Preferred Stock for an aggregate price of $350,000 and, as an inducement for the redemptions, common stock purchase warrants to purchase an aggregate of 25,000 shares of the Company's Common Stock at an exercise price of $1.50 per share. The warrants are exercisable through April 30, 2004, and the Company valued the warrants at $60,000 on the date of grant, which will be charged as a deemed dividend to accumulated deficit.

           The Company intends to enter into a new lease for office space in New York City for a term of ten years. Assuming the Company signs the new lease in mid May 2000, minimum annual lease commitments for the five years subsequent to March 31, 2000 are $456,300, $608,400, $608,400,
       $608,400, $608,400 and thereafter in the aggregate are $3,334,500. At the same time, the Company is also negotiating with its current landlord and a prospective tenant for the termination of its existing New York City lease. Assuming the Company is released from it's existing New York City lease effective July 1, 2000 with no loss or penalty, the Company would be relieved of future minimum lease commitments of $164,000 and $110,000 for the years ending March 31, 2001 and 2002, respectively.

            On May 4, 2000, the Board approved an increase in Mr. Leavitt's annual salary to $250,000. The Board also approved a bonus of $200,000 to Mr. Leavitt for the year ending May 3, 2000, the first anniversary of Mr. Leavitt's position as Chairman and Chief Executive Officer. Compensation expense in the third fiscal quarter was charged $182,000 for the proration of the bonus.

           May 4, 2000, the Company issued a 25,000 share common stock purchase warrant to Cornell Consulting International, Inc. for executive search services, exercisable at $3.1875 per share. The warrant vests immediately, is exercisable at a price equal to the market price of the underlying stock on the date of grant, and expires 5 years from the date of grant. The Company valued the warrant at $25,000 (based on the market value of the services received less cash paid), which will be charged to operations as executive search expenses in the fourth fiscal quarter.


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


       OVERVIEW

           The Company was incorporated in the State of Colorado in July 1991 for the purposes of designing, manufacturing and marketing wireless and portable credit card and check authorization terminals for use in the transaction processing business. The Company completed an initial public offering in December 1993. The Company relocated its principal executive office to New York City from California in February 2000. In late March 2000, the Company raised $50.6 million in gross proceeds from the Private Placement.

           The Company has now repositioned itself as a facilitator of wireless transaction and data services. It is a device- neutral, wireless carrier-neutral, merchant acquirer and front-end processor neutral enabler of wireless transaction processing services through the creation of its Wireless Express Payment ServiceSM or WEPSSM ("WEPS"). WEPS provides a gateway between all of the parties within a wireless point-of-sale ("POS") transaction. By providing a seamless interface between a merchant's POS terminals, wireless carriers and transaction processors, credit, debit and other card transactions can be processed almost as fast as cash, without the cost and inconvenience of being tethered to a telephone line. In addition, WEPS' Internet-based tools offer online, real-time transaction monitoring and reporting, remote diagnostics and automated terminal activation.

           USWD provides merchant acquirers, Independent Sales Organizations ("ISOs") and payment processors with a wireless transaction management service that can be utilized at both conventional and emerging merchant segments, permits the retrieval of on-line/real-time transactional reports and diagnostics via the Internet and simplifies the customer service and application development effort.

       Revision of Business Plan

           In fiscal year 1998, USWD entered into agreements with large telecommunications carriers for direct distribution of USWD's products and services to merchants. USWD signed joint marketing and operating agreements with Bell Atlantic Mobile, Ameritech Mobile Communications, Inc., and GTE Wireless. Commencing in the second quarter of fiscal 1998 and continuing into the first quarter of fiscal 1999, USWD made significant investments to support a nationwide deployment of TRANZ Enablers (a device developed by USWD that provides the ability for a traditional dial-up terminal to communicate wirelessly) to merchants through GTE's and other telecommunications carriers' national sales forces. Under these deployment programs, the carrier's sales representative introduced USWD's credit card processing solution and TRANZ Enabler to the end user merchant. Upon execution of a credit card processing agreement, a TRANZ Enabler unit(s) was provided to the merchant by USWD at USWD's cost. Under this program, USWD retained a portion of the monthly credit card fees based on the dollar volume and number of transactions processed through the TRANZ Enabler.

           Placements of TRANZ Enabler units pursuant to USWD's agreements with telecommunications carriers did not develop as rapidly as anticipated and did not reach anticipated (and necessary) levels to pay for the infrastructure to support the programs. Costs to USWD of implementing the joint marketing and distribution agreements with GTE Wireless, Bell Atlantic Mobile and Ameritech exceeded revenue generated by the programs throughout the entire program. USWD has phased-out this program.

           USWD's continued focus on direct sales to the merchant community had inadvertently positioned it in direct competition with the industry's largest acquirers, a competitive stance that resulted in disappointing sales. As the Company entered fiscal 1999, it was clear that the Company did not have the requisite expertise as a merchant acquirer and that it should not be in direct competition with firms that were its prospective customers. USWD hired Roger Pierce, former President of First Data Corporation and Chief Operating Officer of Visa International, as Chief Executive Officer in August 1998. It was during this period that the Company began the development of WEPS. Mr. Pierce retired in March 1999.

           In May 1999, Dean M. Leavitt, former President and Chief Executive Officer of U.S. Data Capture, a credit card processing company serving a broad spectrum of conventional card acceptors and emerging markets, was hired as Chairman and Chief Executive Officer of USWD. Mr. Leavitt has refined the Company's mission to become a device neutral, wireless carrier-neutral and merchant acquirer-neutral provider of wireless processing services. The Company also developed a complimentary suite of Internet browser-based tools to simplify the activation, troubleshooting and deployment of wireless terminal devices. As part of USWD's new strategy, the Company has focused its resources on the continued development of the WEPS platform and its suite of services and has phased out the sale of products and services directly to merchants, thereby positioning itself as a neutral enabler to the acquirer marketplace. The Company now has significant efforts underway to broaden the use of WEPS through the expansion of its sales channels via contracts with merchant acquirers, ISO's and payment processors. The Company is also in the process of expanding its WEPS offerings by certifying additional WEPS-enabled POS devices and implementing connectivity to additional processors.

       WEPS

           The Company's business plan is now focused on establishing WEPS as the global standard for wireless POS transaction processing. WEPS provides for a seamless interface between wireless POS terminals and front-end processors (companies with established connections to the credit and debit card issuers). The speed and mobility offered by WEPS has the potential to open up vast new markets that have historically not accepted card payments. Central to the Company's strategy is its position as a "neutral" provider of wireless transaction services to the industry, specifically neutral with respect to terminal manufacturers, wireless carriers and card processors.

           The transaction processing industry in the United States is large and growing. In 1998, Americans used their credit and debit cards nearly 14 billion times, generating over $1 trillion in purchases. However, there are two weaknesses in the electronic transaction processing industry - slow transaction speed and lack of mobility. Until the mid-1980's, all credit card processing was essentially paper-based. As improvements in electronic terminal technologies evolved landline transmission became the prevailing means for processing credit card transactions. Electronic Draft Capture ("EDC"), the electronic authorization and settlement of credit card transactions has since become the standard for processing POS transactions. Merchant acquirers, transaction processors and credit card issuers all require merchants to utilize EDC to conduct secure credit and debit card transactions. However, this tethered methodology excludes significant under-served markets that require mobility and/or speed, such as quick service restaurants, transportation services, delivery-based businesses, stadium concessions and others.

           As the electronic transaction processing industry has evolved, providers have devoted substantial resources to developing proprietary solutions to gain competitive advantages, including the development of wireless POS systems. However, with the increasing variety of terminal manufacturers, wireless carriers and front-end processors needing to communicate, and with each having proprietary systems and communication protocols, the cost and complexity of connectivity has become a barrier to deployment of wireless POS systems.

           WEPS is designed to provide a solution to this connectivity problem. WEPS provides a scalable, client-server architecture that serves as a neutral gateway between all parties in a wireless POS transaction. This architecture enables any WEPS-compliant POS terminals to communicate over most major U.S. wireless carriers to any transaction processors that have established WEPS connectivity.

           Typically, terminal manufacturers program a specific terminal to communicate with a specific processor. With WEPS, terminal manufacturers can now develop a single application to communicate to WEPS. The WEPS server then performs the formatting necessary to communicate the transaction to any front-end processor which has agreed to accept WEPS facilitated transactions and with which WEPS connectivity has been established. This process saves the terminal manufacturers significant development expenses, reduces the time to bring new terminals to market, and enables the development of "thin-client" terminals whose characteristics are largely determined by the server. Transaction processors benefit from WEPS by not having to negotiate with each wireless carrier to build and support connections to each. Instead, they simply connect to the WEPS server as a single point of contact. As new terminals and transaction types become available, each transaction processor will be able to use their existing WEPS connection to gain wireless access with minimal development expense or effort on their end. As WEPS enables new markets to accept wireless payment processing, wireless carriers benefit from an increase in traffic and simplified connectivity to the processors. By providing a single point of contact, WEPS significantly minimizes the time and development cost for terminal manufacturers and transaction processors.

           USWD is targeting large merchant acquirers, front-end processors and ISO's for the WEPS service. The initial response for WEPS from the targeted prospects has been positive. The Company has entered into more than fifty WEPS agreements with various targeted prospects, including Card Service International (CSI), Paymentech Network Services, and Certified Merchant Services (CMS), and anticipates adding additional agreements in the near future. The WEPS agreement allows the client to offer WEPS as a wireless transaction processing solution to a merchant. The WEPS agreement defines the services and billing terms between the Company and client if and when the merchant acquirer utilizes WEPS. A WEPS agreement is not a firm commitment by the client to purchase any goods or service from USWD.

           The benefits of WEPS to a merchant include:

          o Mobility - with today's wireless terminals and the WEPS service, a terminal no longer needs to be stationary. Eliminating the need for a phone line opens up an array of new markets.
          o Speed - transaction speed of approximately 3-5 seconds in most cases vs. 15-20 seconds for a traditional landline transaction.
          o Installation speed and reduced costs - elimination of phone lines enhance the installation process and reduce the costs associated with phone lines.
          o On-line, real-time Internet reporting - WEPS online merchant site offers merchants a look at their transactions as they occur as well as detailed statistics and reports.

           WEPS enables a business that requires mobility and/or transaction speed to accept POS transactions. WEPS target markets include:

          o    Fast-food restaurants.
          o    Delivery services.
          o    Transportation services such as taxicabs, limos and buses.
          o    Stadiums,  arenas and amusement  parks.
          o    Public parking lots such as at airports.
          o    Movie theatres.
          o    Golf tournaments and racetracks.

           WEPS Internet-based tools provide the merchant, merchant acquirer and front-end processor with a new level of control and management over their wireless POS systems:

          o Internet-based on-line activation, deactivation, and terminal diagnostic tools - WEPS automates the terminal activation and deactivation process, significantly decreasing the installation time for new terminals. USWD can perform real-time, remote diagnostic services for immediate problem solving.
          o Internet-based on-line access to real-time transaction reports - WEPS provides real-time transaction reporting, which allows for previously unavailable levels of tracking and accountability.

           USWD continues to establish connectivity between the wireless networks, WEPS server and various front-end processors. Commercial transactions running through the WEPS platform began in the second quarter of fiscal 2000. The Company is also working with several POS terminal manufacturers and front-end processors as part of the ongoing process of adding additional devices to the WEPS menu of offerings.

           The Company is exploring opportunities for the WEPS platform to transport data to provide solutions for various non-payment applications or applications with a combination of payment and non-payment data. Over the long term, the Company intends to further its service offerings by:

          o    Expanding into selected international markets.
          o    Enabling wireless processing of ATM transactions.
          o Transporting non-payment oriented transactions such as health care related transactions, vending machine inventory reports, EBT transactions and telemetric data.
          o Becoming a vehicle for the transport of frequency and loyalty program information.
          o Recognizing and storing signatures in the WEPS network, and accommodating nonconventional payment and debit transactions.

       Year 2000 Issues

           While the Company believes the greatest risks associated with the Year 2000 issue have passed, the Company cannot be certain that Year 2000 issues with respect to the electronic payments infrastructure utilized by credit card processors, banks and financial institutions within the
       United States and on which USWD is reliant will not emerge over the coming months. USWD could be adversely, materially affected, both operationally and financially, to the extent third parties with whom it interfaces, either directly or indirectly, have not properly addressed their Year 2000 issues. The Company does not have an available contingency plan that would alleviate a disruption of service in the electronic transaction sector.


       RESULTS OF OPERATION - FISCAL 2000 COMPARED TO FISCAL 1999

       Revenue

            Revenue from services of $88,000 for the third quarter of fiscal 2000 decreased 36% from revenue of $137,000 generated during the third quarter of fiscal 1999 as the Company continued the implementation of its new business model. As noted in the overview section above, the Company is now marketing WEPS to merchant acquirers, ISO's and front-end processors. The Company currently has over 50 "Clients" (merchant acquirers, payment processors or independent service organizations) under contract for WEPS. Billing for the new WEPS service accounted for $72,000 of the services revenue during the third quarter of fiscal 2000. This represents an increase of 57% from the second quarter of fiscal 2000, and should continue increasing as the number of active terminals increase from the growth in Clients and merchants. The Company is also working to increase the number of WEPS certified devices and obtaining communications connectivity and integration to additional front-end processors. In addition, the Company sold one of its two existing merchant credit card portfolios at the beginning of July 1999 (see Other Income, below). The lost revenue from this portfolio accounted for a decrease of approximately $108,000 in services revenue between the current quarter and the same quarter of the prior year. Revenues from product sales decreased to $111,000 in the current quarter from $124,000 in the prior period as the Company completes the transition from one-time product sales to a recurring revenue model based on WEPS service. For the nine months ended March 31, 2000, total revenues decreased to $467,000 from $1,142,000 in the prior year, again due to transition from the old to the new business model.

       Gross Profit

            The Company recorded a gross loss of $67,000 in the third fiscal quarter of 2000 compared to a gross profit of $21,000 in the third quarter of fiscal 1999. The third quarter negative product margin versus 28% for the same quarter of the previous year reflects markdowns on product sales and a $112,000 write down in the value of inventory. The prior year nine-month product cost included a $240,000 one- time gain resulting from the successful restructuring of a note payable to a former terminal equipment supplier. The services costs include the initial setup and ongoing communications costs associated with the terminals connected through WEPS or terminals deployed via the previous credit-card portfolios. The services margin was $36,000 for the current quarter versus a loss of $14,000 for the same quarter of the prior year. The spread in services revenue and cost structure are impacted by the initialization of new terminals, the quantity of active terminals, transaction volume and the associated rates the Company bills its Clients for such services versus its charges from the various carrier networks. Prior period service costs were distorted by excess wireless addresses associated with the previous credit-card portfolios or other inventorying of addresses.

       Operating Expenses

            Selling, general and administrative expense was $1,953,000 in the current quarter, versus $431,000 in the third quarter of fiscal 1999. For the current nine-month period, selling, general and administrative expense was $4,016,000 versus $3,857,000 in the prior year.

            Selling, general and administrative expense for the same quarter of the prior year was reduced due to a $658,000 non-cash credit to reflect a change in the carrying value of a variable stock option due to the change in the Company's stock during the quarter. Increases in other expenses for the current quarter versus the same quarter of the previous fiscal year include increased activity for marketing, including promotions and travel, recruiting, and other general and administrative expenses. Also adding to the increase were non-cash charges for warrant grants valued at $52,000 for investor relations and $95,000 for executive recruiting. The Company also accrued $182,000 in the current quarter for the proration of Mr. Leavitt's bonus.

            Selling, general and administrative expenses increased $159,000 to $4,016,000 for the nine months ended March 31, 2000, versus the same period of the prior year. The underlying makeup of the expenses are changing as the Company transitions to its new business plan.

            Research and development expenses increased to $391,000 in the third fiscal quarter of 2000 from $105,000 in the same quarter of the prior year. This increase was due primarily to an increase in the number of employees and full time consultants focused on the implementation of WEPS. For the nine-month period ending this fiscal year versus the prior, research and development increased $496,000 to $859,000, also due primarily to increased staffing.

       Interest, Other Income and Preferred Stock Dividends

            Interest income amounted to $65,000 for the current fiscal quarter versus negligible amounts for prior periods. Prior to March 2000, the Company had substantial liquidity problems. The Company's receipt of the net cash from the Private Placement in late March 2000 provided the Company with a large cash balance from which it earned interest income in March, and from which it will earn interest or other investment income in future periods.

            Interest expense of $462,000 in the quarter ended March 31, 2000, includes $451,000 of non-cash interest expense related to the Bridge Warrants. Interest expense of $1,118,000 for the same quarter of the previous year includes $950,000 of interest and late registration penalties on the 6% Debentures. Interest expense for the first nine months of this fiscal year decreased to $1,394,000 from $1,757,000 for the same period of the previous fiscal year.

            The Interest credit of $597,000 in the quarter ended March 31, 2000, related primarily to the reversal of accrued interest and penalties on the 6% Debentures and Series B Preferred Stock. The interest and penalties were waived as part of the redemption agreements reached with the holders.

            Other income of $128,000 for the nine-month period ended March 31, 2000 included a $124,000 gain on the July 1999 sale of a portion of USWD's merchant credit card portfolio to PMT Services Inc., a wholly owned subsidiary of Nova Corporation. The transaction resulted in a cash payment to USWD of $450,000. The sale included approximately 450 installed USWD owned TRANZ Enabler point-of-sale devices deployed with a portion of the respective merchants.

            The $42,864,000 preferred stock dividend for the third fiscal quarter of 2000 includes $42,364,000 charged for the value of the "in the money" conversion feature for the Series C Preferred Stock from the closings of the Private Placement and $592,000 for warrants issued and cash paid to induce the redemption of the Series B Preferred Stock. Preferred stock dividends of $43,849,000 for the nine month period ended March 31, 2000, include, in addition to the amounts above, $874,000 to accrete the value of the Series B preferred stock up to its redemption value by the date at which mandatory redemption is available to the holders. The preferred stock dividend of $571,000 for the nine months ended March 31, 1999, includes $465,000 of warrants and cash paid in the inducement of the redemption of the Series A Preferred Stock and $106,000 of dividends accrued for the Series A Preferred Stock.

       FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

           In late March 2000, the Company closed on $50.616 million in gross proceeds from the Private Placement. Net proceeds to the Company amounted to $44.6 million, after payment of commissions, fees and expenses of $6 million.

            As of May 10, 2000, the Company has redeemed all outstanding Series A Preferred Stock, Series B Preferred Stock, 6% Debentures and repaid the notes from the Bridge Financing and other notes, and has no current financing needs.

           The Company's success in raising funds from the Private Placement frees management from the daily struggles of operating with little to no liquidity and long-term solution to its cash needs. During the implementation of its new business plan that the Company expects to aggressively pursue, the Company expects expenses to continue to exceed revenues during the initial phases of the plan. Interest income provided from the available cash balance will help to reduce monthly deficits. The Company's cash position of $38.5 million as of March 31, 2000, provides, in management's opinion, the financial resources to pursue it's business plan and fund monthly deficits. In addition, the Company's currently anticipated capital equipment expenditures for its technology infrastructure are not extensive.

            Prior to March 2000, USWD faced significant challenges due to its then current financial condition and lack of liquidity. The Company has incurred recurring losses from operations and has an accumulated deficit of approximately $84.6 million at March 31, 2000.


PART II   OTHER INFORMATION

ITEM 1 - LITIGATION


       Settlement of Claims of Certain Noteholders

           In April 1998, USWD entered into an agreement with certain former noteholders of its Demand Notes under which USWD issued 525,800 shares of common stock in settlement of the dispute regarding conversion terms of their notes. Terms of the settlement entitled the noteholders to certain guarantee and/or "put" provisions related to the shares issued in conversion of the notes. The shares originally issued upon conversion of the notes and the additional shares resulting from the settlement were reflected as redeemable common stock on the balance sheet. The guarantee expired as to all shares on June 19, 1999. The "put" expired as to all shares on June 24, 1999. As of June 30, 1999, the "put" provisions related to the shares had expired or been relinquished in return for the Company's agreement to issue up to 200,000 shares of common stock to certain holders who had exercised their "put" rights. In the fourth fiscal quarter of 1999, $49,000 was accrued to reflect the settlement. The agreement has been executed and 200,000 shares of common stock were issued on February 22, 2000.

ITEM 2 - CHANGES IN SECURITIES

       Recent Sales of Unregistered Securities

           During the fiscal quarter ended March 31, 2000, the Company sold or issued the following equity securities without registering the securities under the Securities Act of 1933, as amended (the "Act").

            On January 20, 2000, the Company issued a 22,500 share common stock purchase warrant to RBB Bank.

           On February 11, 2000, holders of the 6% Debentures converted $800,000 of the debt into 404,599 shares of common stock per the specified conversion formula.

           On March 15, 2000, the Company retained Lippert/Heilshorn and Associates, Inc. to provide investor relations services. In addition to monthly fees and expenses, the Company agreed to issue Lippert/Heilshorn a 15,000 share common stock purchase warrant each year for the next 3 years. The warrants vest one year after date of grant, are issued with an exercise price equal to the market price of the underlying stock on the date of grant, and expire 5 years from the vesting date. The first year grant was issued on March 28, 2000, with an exercise price of $5.344 per share.

           On March 28, 2000, the Company issued a 50,000 share common stock purchase warrant to Cornell Consulting International, Inc. for executive search services. The warrant vests immediately and is exercisable at $5.344 per share.

           On March 31, 2000, the Company redeemed 1,500,000 shares of the Company's Series B Convertible Preferred Stock from Bold Street, LLC. The Company also issued a common stock purchase warrant, expiring April 30, 2004, to purchase 150,000 shares of Common Stock exercisable at $2.28 per share. Bold Street received certain "piggyback" registration rights as to the shares of Common Stock underlying the warrant.

           For the third fiscal quarter ended March 31, 2000: (i) 109,600 common stock shares were issued on exercise of employee options, (ii) 8,712,000 common stock shares were issued on exercise of the Bridge Warrants, and
       (iii) 218,235 common stock shares were issued on cashless exercises of warrants aggregating 394,632 shares.

           As to each of the foregoing transactions, the Company relied upon the registration exemption contained in Section 4(2) of the Act. The transactions did not involve a public offering of securities; the Company received investment representations from each purchaser to the effect that such purchaser was taking for investment only and not with a view to distribution of the securities; the Company had reason to believe that each purchaser had such knowledge and experience, either alone or through a purchaser representative not affiliated with the Company, that such purchaser was capable of evaluating the merits and risks of an investment in the Company; each purchaser, either in his or her capacity as an investor or an employee or consultant to the Company, had access to adequate information concerning the Company and its business; all certificates representing the securities were appropriately imprinted with customary "restricted securities" legends, and instructions were lodged with the Company's transfer agent with respect to all shares of common stock issued in the transactions as "restricted securities."


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

           As of October 10, 1999, the Series B Registration Statement had not been declared effective. The holders of the Series B Preferred Stock had the right to require USWD to redeem the shares of Series B Preferred Stock for $1.25 per share plus accrued penalties and dividends (approximately $2,700,000 as of December 31, 1999), and holders of the 6% Debentures to redeem the $1,800,000 face amount at 120% of the face value (increased to 125% based on pending redemption proposal) plus accrued penalties and interest (approximately 2,520,000 as of December 31, 1999).

            As of March 31, 2000, the Company had redeemed 1,727,353 shares of Series B Preferred Stock at prices equal to 125% of the liquidation value of the Series B Preferred Stock and warrants to purchase and aggregate of 150,000 shares of Common Stock at $1.50 per share, and repurchased $200,000 of the 6% Debentures. The remaining $800,000 of 6% Debentures and accrued interest were converted into 404,745 shares of Common Stock at $2.05 per share. The Company redeemed the remaining 227,353 shares of Series B Preferred Stock on May 3, 2000, for an aggregate of $350,000 and warrants to purchase an aggregate of 25,000 shares of Common Stock at an exercise price of $1.50 per share. In connection with these redemptions, the holders of the securities waived any rights they may have had arising out of any of the above described defaults.


ITEM 5 - OTHER INFORMATION

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

           On  January  4,  2000,  the Board of  Directors  approved a new stock option plan, subject to approval by the Company's shareholders at the next shareholder meeting. Once approved by shareholders (and assuming an increase in authorized common stock is also approved by shareholders) the option plan would reserve 15,000,000 shares of Common Stock for issuance pursuant to options that may be granted under the plan. To date, Dean Leavitt, the Company's Chief Executive Officer, was granted 2,500,000 options, and other employees were granted 678,000 options, to be issued with the exercise price to be set as of the date of shareholder approval of the plan. The plan is to be submitted to the Company's shareholders as soon as practicable.

           On May 3, 2000, pursuant to Purchase Agreements reached with the holders, the Company redeemed the remaining 227,352 outstanding shares of Series B Preferred Stock.

           The Company intends to enter into a new lease for office space in New York City for a term of ten years. At the same time, the Company is also negotiating with its current landlord and a prospective tenant for the termination of its existing New York City lease.


ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits required by Item 601 of Regulation S-B

     4.1 Form of Nonqualified Stock Option Certificate issued to Edwin M. Cooperman dated March 29, 2000 *

     4.2 Form of Nonqualified Stock Option Certificate issued to Michael S. Falk dated March 29, 2000 *

     4.3 Form of Nonqualified Stock Option Certificate issued to Barry A. Kaplan dated March 29, 2000 *

     4.4 Form of Nonqualified Stock Option Certificate issued to Amy L. Newmark dated March 29, 2000 *

     4.5 Nonqualified Stock Option Certificate issued to Charles I. Leone dated February 15, 2000 *

     4.6 Form of Common Stock Purchase Warrant (originally issued to Dean M. Leavitt as of May 3, 1999), as re-executed as of January 4, 2000 to reflect repricing authorized as of such date *

     4.7 Form of Common Stock Purchase Warrant for 22,500 shares issued to RBB Bank dated January 20, 2000.

     4.8 Form of Common Stock Purchase Warrant for 15,000 shares issued to Lippert/Heilshorn & Associates, Inc. dated March 28, 2000

     4.9 Form of Common Stock Purchase Warrant for 50,000 shares issued to Cornell Consulting International, Inc. dated March 28, 2000

     4.10 Form of Common Stock Purchase Warrant for 25,000 shares issued to Cornell Consulting International, Inc. dated May 4, 2000

     4.11 Lock-up Agreement between the Company and John M. Liviakis and Liviakis Financial Communications, Inc. dated March 15, 2000**

     10.1 Form of Redemption Agreement between the Company and Bold Street, LLC dated January 31, 2000**

     10.2 Form of Repurchase Agreement between the Company and RBB Bank Aktiengesellschaft dated January 18, 2000**

     10.3 Form of Purchase Agreement between the Company and The Cuttyhunk Fund dated May 3, 2000

     10.4 Form of Purchase Agreement between the Company and Tonga Partners LP dated May 3, 2000

     10.5 Form of Employment Agreement between USWD and Charles I. Leone dated February 11, 2000 *

     27   Financial Data Schedule

-----------------

     * Management compensatory agreement.
    ** To be filed by amendment.

     b) Reports on Form 8-K

           On January 12, 2000, the Company filed a report on Form 8-K reporting an event of December 23, 1999. The report contained disclosures under
       Item 5 - Other Events, relating to various agreements entered into in connection with a proposed equity private placement and a bridge financing.

           On March 24, 2000, the Company filed a report on Form 8-K reporting an event of March 17, 2000. The report contained disclosures under Item 5
       - Other Events, relating to the issuance of a press release on March 20, 2000 announcing a closing of a private placement raising $37.8 million of gross proceeds. The Report also disclosed the relocation of the Company's principal executive offices from California to New York.

           On March 30, 2000, the Company filed a report on Form 8-K reporting an event of March 28, 2000. The report contained disclosures under Item 5
       - Other Events, relating to the issuance of a press release on March 29, 2000 announcing a closing of a private placement raising an additional $12.8 million of gross proceeds. The press release also announced the appointment of four new Directors to the Board of Directors, raising the number of Board Members to seven.

           On April 12, 2000, the Company filed a report on Form 8-K reporting an event of March 28, 2000. The report contained disclosures under Item 1
       - Change of Control and Item 5 - Other Events, relating to a series of transactions entered into in connection with the equity private placement.

           On April 18, 2000, the Company filed a report on Form 8-K/A, amending the Form 8-K filing of April 12, 2000, to include various Exhibits.

           On April 24, 2000, the Company filed a report on Form 8-K/A-2, further amending the Form 8-K filing of April 12, 2000, to include an additional Exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 U.S. WIRELESS DATA, INC.
                                                 Registrant

Date:   May 15, 2000                             By: \s\ Dean M. Leavitt
                                                     ---------------------------
                                                     Chief Executive Officer



        May 15, 2000                             By: \s\ Charles I. Leone
                                                     ---------------------------
                                                     Chief Financial Officer
                                                     and Chief Operating Officer