Form 10QSB/A
period 2000-03-31
U S WIRELESS DATA INC
filed 2000-05-23
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------


                                   FORM 10-QSB/A

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

     4.1 Form of Nonqualified Stock Option Certificate issued to Edwin M. Cooperman dated March 29, 2000.*(1)

     4.2 Form of Nonqualified Stock Option Certificate issued to Michael S. Falk dated March 29, 2000.*(1)

     4.3 Form of Nonqualified Stock Option Certificate issued to Barry A. Kaplan dated March 29, 2000.*(1)

     4.4 Form of Nonqualified Stock Option Certificate issued to Amy L. Newmark dated March 29, 2000.*(1)

     4.5 Nonqualified Stock Option Certificate issued to Charles I. Leone dated February 15, 2000.*(1)

     4.6 Form of Common Stock Purchase Warrant (originally issued to Dean M. Leavitt as of May 3, 1999), as re-executed as of January 4, 2000 to reflect repricing authorized as of such date.*(1)

     4.7 Form of Common Stock Purchase Warrant for 22,500 shares issued to RBB Bank dated January 20, 2000.(1)

     4.8 Form of Common Stock Purchase Warrant for 15,000 shares issued to Lippert/Heilshorn & Associates, Inc. dated March 28, 2000.(1)

     4.9 Form of Common Stock Purchase Warrant for 50,000 shares issued to Cornell Consulting International, Inc. dated March 28, 2000.(1)

     4.10 Form of Common Stock Purchase Warrant for 25,000 shares issued to Cornell Consulting International, Inc. dated May 4, 2000.(1)

     4.11 Lock-up Agreement between the Company and John M. Liviakis and Liviakis Financial Communications, Inc. dated March 15, 2000.

     10.1 Form of Redemption Agreement between the Company and Bold Street, LLC dated January 31, 2000.

     10.2 Form of Repurchase Agreement between the Company and RBB Bank Aktiengesellschaft dated January 18, 2000.

     10.3 Form of Purchase Agreement between the Company and The Cuttyhunk Fund dated May 3, 2000.(1)

     10.4 Form of Purchase Agreement between the Company and Tonga Partners LP dated May 3, 2000.(1)

     10.5 Form of Employment Agreement between USWD and Charles I. Leone dated February 11, 2000.*(1)

     27   Financial Data Schedule.*

-----------------

     *  Management compensatory agreement.
     (1) Previously filed on May 15, 2000, with Form 10-QSB for the fiscal quarter ended March 31, 2000.

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

                                                 U.S. WIRELESS DATA, INC.
                                                 Registrant

Date:   May 22, 2000                             By: \s\ Dean M. Leavitt
                                                     ---------------------------
                                                     Chief Executive Officer



        May 22, 2000                             By: \s\ Charles I. Leone
                                                     ---------------------------
                                                     Chief Financial Officer
                                                     and Chief Operating Officer