Form 10KSB
period 2000-06-30
U S WIRELESS DATA INC
filed 2000-09-28
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   [Mark One]

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________.

                          Commission file no.: 0-22848

                            U.S. WIRELESS DATA, INC.
             --------------------------------------------
            (Name of small business issuer in its charter)

            Colorado                                    84 -1178691
 ---------------------------------           ----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

                 750 Lexington Avenue, New York, New York 10022
                -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (212) 750-7766

        Securities registered pursuant to Section 12(b) of the Act: None
         Securities registered under Section 12(g) of the Exchange Act:

                        No Par Value Class A Common Stock
                        ---------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended June 30, 2000 were $597,000.

The aggregate market value of the issuer's voting common equity held as of August 31, 2000 by non-affiliates of the Registrant was approximately $29,545,000 based on an average price of $2.00 as of August 31, 2000.

As of August 31, 2000, the issuer had 32,396,748 shares of its no par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  [ ]  No  [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for 2000 Annual Meeting of the Registrant which will be filed with the Commission within 120 days after the close of the fiscal year and is incorporated by reference into Part III.

PART I

Special Note Regarding Forward-Looking Statements

     We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 or Section 21E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are detailed below, and in other reports filed by us under the Securities Exchange Act of 1934. Risks and uncertainties relating to forward-looking statements are set forth in Item 6 under the caption "Risk Factors," below.

ITEM 1.   DESCRIPTION OF BUSINESS

THE COMPANY

Overview

     Our goal is to be the premier provider of wireless transaction services. Our new business strategy is focused on our recently developed proprietary technology that brings together three large, rapidly growing industries - transaction processing, wireless data transport and the Internet - to enable wireless transaction processing. Our Synapse service ("SYNAPSE") (formerly Wireless Express Payment Service or WEPS) provides a gateway between all of the parties to a wireless point of sale ("POS") transaction. By providing a seamless interface between a merchant's POS terminals, wireless carriers and card processors, credit, debit and other card transactions can be processed in most instances as fast as cash, without the cost and inconvenience of being tethered to a telephone line. In addition, SYNAPSE's Internet-based tools offer on-line, real-time transaction monitoring, remote diagnostics and automated terminal activation.

Recent Developments

     Fiscal 2000 was a year in which we accomplished a complete overhaul of our business and was a year of substantial accomplishments, including:

           o   A complete change in our executive management, including Dean
               M. Leavitt, our new Chairman of the Board and Chief Executive Officer; Charles I. Leone, our new Chief Financial and Chief Operating Officer; John H. Perveiler, our new Vice President/National Sales Manager; and Marc Shultz, our new Vice President of Business Development.

           o The addition of four new Board members with substantial expertise and helpful relationships, including Edwin M. Cooperman, who was a high level executive at the Travelers Bank Group, Primerica Financial Services Group and American Express; Michael S. Falk, the co-founder and Chief Executive Officer of Commonwealth Associates, L.P., a merchant bank; Barry A. Kaplan, a managing director at Goldman Sachs & Co. in the Investment Research Department, where he co-heads the firm's

               U.S. Communications, Media and Entertainment efforts, and covers the wireless communications and cable television industries; and Amy L. Newmark, a private investor in the technology, Internet and telecommunications fields and the former Executive Vice President/Strategic Planning of Winstar Communications, Inc.

           o A revision of and the commencement of the implementation of our business strategy to become a device neutral, wireless carrier neutral, transaction processor neutral provider of wireless processing services. Our new strategy is to enable wireless transactions, such as credit card transactions. Our merchant aquirer business and sales of wireless terminal Tranz Enablers have been deemphasisized and replaced by our SYNAPSE service.

           o We raised the funds necessary to implement our new strategy. Net proceeds of approximately $49 million were raised in a private placement in the spring of 2000 and, as of June 30, 2000, we had unrestricted cash in excess of $39 million with which to implement our business plan.

           o We simplified and improved our balance sheet and capital structure. In connection with the private placement, we paid off all of our debt and redeemed the remaining Series B Preferred Stock, eliminating securities that were potentially dilutive since they had conversion prices that decreased if our stock price decreased.

           o We established the infrastructure to carry out our new business plan by entering into agreements with most major U.S. wireless carriers to carry SYNAPSE and entering into agreements with credit card processors, including five of the top six processors. We also entered agreements with over 90 resellers to distribute the SYNAPSE system and established a 10 person internal sales force and two person business development team.

General

     The transaction processing industry in the United States is large and growing. In 1999, Americans used their credit and debit cards nearly 27 billion times, generating over $1.9 trillion in purchases. However, there are currently three weaknesses in the electronic transaction processing industry - slow transaction speed, lack of mobility and inadequate reporting. Until the mid-1980s, all credit card processing was essentially paper-based. As improvements in electronic terminal technologies evolved, landline transmission became the prevailing means for processing credit card transactions. Electronic Draft Capture, the electronic authorization and settlement of credit card transactions, has since become the standard for processing POS transactions. Merchant acquirers, transaction processors and credit card issuers all require merchants to utilize Electronic Draft Capture to conduct secure credit and debit card transactions. However, this "tethered" methodology excludes significant under-served markets that require mobility and/or speed, such as quick service restaurants, transportation services, delivery-based businesses, stadium concessions and others that may be adequately served by high speed, wireless technology. In addition, wireless technology facilitates POS transactions in certain international markets that do not have adequate landline infrastructures but do have or will have wireless data networks.

     As the electronic transaction processing industry has evolved, providers have devoted substantial resources to developing proprietary solutions to gain competitive advantages, including the development of wireless POS systems. However, with the increasing variety of terminal manufacturers, wireless technologies and carriers and front-end processors needing to communicate, and with each having proprietary systems and communication protocols, the cost and complexity of connectivity have become barriers to the deployment of wireless POS systems.

The SYNAPSE Solution

     SYNAPSE is designed to provide a solution to this connectivity problem. SYNAPSE provides a scalable architecture that serves as a neutral gateway between all parties in a wireless transaction. This architecture enables any SYNAPSE compliant terminal to communicate over most major U.S. wireless carriers to any transaction processors that have established SYNAPSE connectivity.

     Typically, terminal manufacturers program a specific terminal to communicate with a specific processor. With SYNAPSE, terminal manufacturers can now develop a single application to communicate to SYNAPSE. The SYNAPSE server then performs the formatting necessary to communicate the transaction to any SYNAPSE compliant transaction processor. This process saves the terminal manufacturers significant development expense, reduces the time to bring new terminals to market, via the development of our "thin-client" applications for terminals whose characteristics are largely determined by the server. Transaction processors benefit from SYNAPSE by not having to negotiate with each wireless carrier to build and support connections to each, nor do they have to incur the costs associated with the maintenance of such multiple connections. They simply connect to the SYNAPSE server as a single point of contact. As new terminals and transaction types become available, each transaction processor will be able to use their existing SYNAPSE connection to gain wireless access with substantially reduced development expense or effort on their end. As SYNAPSE enables new markets to accept wireless payment processing, wireless carriers benefit from an increase in traffic and simplified connectivity to the processors.

     SYNAPSE provides the following advantages:

        o Increased transaction speed: Wireless POS transactions via SYNAPSE are generally completed in 2-5 seconds, versus 10-20 seconds for a traditional landline transaction. Accordingly, such services may be attractive to businesses such as quick service restaurants.

        o Mobility: Eliminating the need for a phone line opens up an array of new markets, including the transportation industry (such as taxi and limousine services), overnight delivery services, stadiums and arenas, and in-home services.

        o    Internet-based on-line access to real-time transaction reports:
             SYNAPSE provides real-time transaction reporting, which allows for previously unavailable levels of tracking and accountability. Merchants, merchant acquirers and processors can view all transactions as they occur, versus receiving the customary end-of-month, hard copy statement. This gives the merchant the ability to measure important information such as transaction volume for each POS terminal by hour, day, week or month.

        o Low-cost installation and maintenance: Conventional landline service requires a phone line with an installation cost of up to $300 and fixed monthly charges of up to $45. With SYNAPSE, no phone line is required, and the one-time set-up fee, fixed monthly charges and per transaction charges are often lower than conventional landline service.

        o Fast time to market and lower costs: By providing a single point of contact, SYNAPSE substantially reduces the time and development cost for terminal manufacturers and transaction processors.

        o Internet-based on-line activation, deactivation and terminal diagnostic tools: SYNAPSE automates the terminal activation and deactivation process, significantly decreasing the installation time for new terminals. In order to activate a new account, a merchant acquirer simply accesses the SYNAPSE server via any web browser, defines the terminal type and is assigned a wireless IP address or radio ID by SYNAPSE. The on-line activation process can take as little as three hours, versus several days to a week for a traditional landline process. We can perform real-time, remote diagnostic services for immediate problem solving.

Strategy

     Our goal is to be the premier provider of wireless transaction services. We intend to accomplish this goal by creating the standard for the development, implementation and management of wireless transaction processing solutions. To achieve this goal, we are pursuing the following strategies:

       o Brand SYNAPSE as a Standard for Wireless Transaction Processing. By positioning SYNAPSE as a neutral gateway between wireless POS terminals, carriers and processors, and by enabling seamless connectivity among these parties, we intend to establish ourself as the standard for wireless POS transaction processing.

       o Sell Our Services Wholesale to Merchant Acquirers, Independent Sales Organizations and Third Party Processors. We intend to focus our primary marketing efforts on the top 50 merchant acquirers and independent sales organizations that we believe represent the vast majority of transaction activity in the electronic payment marketplace. These companies will then market the SYNAPSE technology as a turnkey system directly to merchants.

       o Develop Brand Awareness and Achieve Marketshare by Promoting Faster, Cost-Effective and Feature-Rich Services. We intend to position SYNAPSE as a high quality, feature-rich and cost effective wireless solution for electronic transaction processing. We intend to price our services competitively to gain early market share and will seek to clearly communicate the benefit of our value-added services, such as access to immediate activation, deactivation and diagnostics through the Internet, and the availability of real-time transaction reports.

       o Encourage All Point-of-Sale Terminal and ATM Manufacturers to Produce SYNAPSE Compatible Products. A component in the success of SYNAPSE will be the availability of wireless devices that can meet the requirements of the targeted market segments. Several new and incumbent terminal manufacturers are beginning to develop wireless devices for the marketplace. As part of our "device neutral" strategy, we intend to encourage these manufacturers to develop products that are certified for use with the SYNAPSE platform.

Additional Opportunities

        We intend to expand our service offerings by:

        o Acquisitions and Joint Ventures. We are exploring opportunities to acquire or partner with companies with complementary technologies or which will assist us in generating transaction volume to enhance and extend our position in the industry.

        o Expanding into Selected International Markets. The international marketplace represents a significant growth opportunity for us. For example, many developing countries are bypassing traditional dial-up or copper wire infrastructures and building wireless networks for voice and data communications. We believe that SYNAPSE can be adapted and deployed in these international markets.

        o Processing ATM Transactions. A number of ATM manufacturers are in the process of developing ATM machines that are capable of processing transactions from remote locations through the use of wireless technology rather than over conventional phone lines. We believe that such remote machines can benefit from SYNAPSE because its vendor-neutral carrier approach allows SYNAPSE to be utilized by different ATM manufacturers.

        o Processing Other Wireless Transactions. Since SYNAPSE can be adapted to handle transaction-based data from wireless networks, the system can process other payment and/or non-payment applications such as EBT transactions (Electronic Benefit Transfers), medical claims and telemetric data, including data from utility meters and vending machines.

     The timing of such projects will be affected by a number of factors, including some which will be outside of our control.

Marketing/Business Model

     With the advances in cellular and digital wireless networks, wireless electronic transaction processing is becoming a reality for many businesses that previously had been under-served or impossible to serve by landline systems and for conventional retailers looking to replace landline terminals due to age or obsolescence. We market SYNAPSE to industry resellers, including merchant acquiring banks, independent sales organizations and card processors. These customers in turn market the SYNAPSE technology as a turnkey system directly to merchants. In addition to our reseller channels, we jointly market the SYNAPSE system with bankcard associations and wireless carriers. Our sales strategy is to leverage these relationships, and to develop additional strategic relationships, derived from business-to-business advertising campaigns, industry and trade events and referrals from our network of customers.

     SYNAPSE enables a business that requires mobility and/or transaction speed to accept POS transactions. SYNAPSE target markets include:

        o   Fast-food restaurants;

        o   Delivery services;

        o   Transportation services such as taxicabs, limos and buses;

        o   Stadiums, arenas and amusement parks;

        o   Public parking lots such as at airports;

        o   Movie theatres;

        o   Golf tournaments and racetracks; and

        o Traditional landline based merchants that desire high speed transactions and/or SYNAPSE on-line reports.

     As a neutral gateway, we are positioned to receive a fee for each transaction that moves through SYNAPSE. We anticipate that this will generate a recurring revenue stream and provide a measure of consistency and predictability to our business model. We generate revenues from three primary sources:

        o  One-time set-up charges per terminal device;

        o  Monthly service fees for each terminal device; and

        o  Transaction fees for each processed transaction.

     In addition, we may supplement our primary revenue sources with revenues from:

        o  Fees for reporting or other information services;

        o  Consulting fees for customized solutions; and

        o  Fees for additional training.

     We are in the early stages of our marketing plan. We changed the name of our core product, Wireless Express Payment Services (WEPS), to SYNAPSE to effect a stronger brand identity; and created a well-received suite of marketing materials to support sales efforts. We have retained a leading public relations firm with wireless expertise to build awareness in the POS, wireless, and general business communities. We currently advertise in certain trade publications, and are in the final stages of selecting an advertising agency to help us with lead-generating ads that will also seek to establish SYNAPSE as the power brand in its category. An integrated online strategy and new website design will be part of that effort. We participate in various trade shows, including the Electronic Transactions Association's semi-annual trade shows, where our booth was voted "best of show." We are on target with establishing a comprehensive marketing foundation from which to generate awareness and demand for our product and to build brand equity.

Current Implementation Status

     Since the summer of 1999, when we launched the predecessor of SYNAPSE, we have (i) established connectivity with AT&T Wireless Service, Motient Communications and Verizon Wireless, (ii) certified SYNAPSE with several wireless terminal manufacturers, including Hypercom, Intellect, Lipman, Mist, Symphony and Tillsmith Systems, (iii) certified SYNAPSE with many of the leading front-end processors, including Cardsystems, Concord/Buypass EFS, First Data Merchant Services (an affiliate of First Data Corporation), Lynk Systems, Maverick International Processing Services, Inc., National Data Corporation
(NDC), Paymentech Network Services LLC and Vital Processing Services, and (iv) entered into reseller agreements with over 90 merchant acquirers and independent sales organizations. Commercial transactions running through the SYNAPSE platform began in the second quarter of fiscal 2000.

     We continue to establish connectivity between the wireless networks, our SYNAPSE server and various front-end processors. We are also working with several POS terminal manufacturers and front-end processors as part of the ongoing process of adding additional devices to the SYNAPSE menu of offerings.

     We are exploring opportunities to use the SYNAPSE platform to transport data to provide solutions for various non-payment applications or applications using a combination of payment and non-payment data. For example, we are establishing pilot programs for EBT transactions and vending machine transaction reports. Over the long term, we intend to further our service offerings by:

        o   Expanding into selected international markets;

        o   Enabling wireless processing of ATM transactions;

        o Transporting non-payment oriented transactions such as health care related transactions, vending machine inventory reports, EBT transactions and telemetric data;

        o Becoming a vehicle for the transportation of frequency and loyalty program information; and

        o Recognizing and storing signatures in the SYNAPSE network, and accommodating nonconventional payment and debit transactions.

Market Trends

     We believe we are well positioned to take advantage of the convergence of the three trends described below:

        o  Increased use of credit cards;

        o  Increased use of wireless communications; and

        o  Increased use of the Internet.

The Transaction Processing Industry

     Merchant acquirers, transaction processors and card issuers require merchants to utilize Electronic Draft Capture terminals to conduct safer on-line credit and debit card transactions. As a result, the majority of the transaction dollars from merchant locations accepting bankcards are processed by Electronic Draft Capture terminals. An Electronic Draft Capture terminal magnetically reads the encoded account information from the magnetic strip on the back of a credit or debit card and sends it, along with the transaction amount and terminal specification data to a front-end processor for electronic on-line authorization. The front-end processor authorizes the card with the card issuer, electronically captures the transaction, generates an approval code and returns the data to the terminal, which signals an attached electronic printer to print a customer receipt. This dial-up transaction process takes approximately 10 to 18 seconds to complete. At the end of the business day, the terminal dials the front-end processor via a telephone line to initiate the settlement, collection and electronic deposit of funds to the merchant's local bank account.

     The electronic payments industry has steadily grown over the last ten years. According to The Nilson Report's May 2000 issue, plastic credit and debit cards were used over 27 billion times worldwide to purchase over $1.9 trillion in goods and services in 1999. Spending on Visa cards alone climbed 18% last year to $1.09 trillion, the seventh consecutive year of double-digit growth. Spending on all MasterCard credit and debit cards was $512 billion in 1999, a 15% increase. American Express reported total spending volume of $252 billion in 1999, 12% higher than in 1998. Also, the number of general-purpose credit and debit cards increased 11% to more than 1.2 billion cards at the end of 1999 versus 1998. Until the mid-1980s, banks controlled both the merchant acquiring and credit card issuing ends of the credit card transaction. Independent sales organizations became the sales and deployment arm of the acquiring banks, as merchant needs and applications became more advanced and sophisticated. Presently, acquiring banks rely on independent sales organizations for the majority of their new merchant accounts.

     MasterCard and Visa cards are now being accepted at locations such as the U.S. Postal Service, municipalities, hospitals and other places of business that have historically not been considered card acceptors. One example is the fast food industry, which currently has a low penetration rate with respect to credit card acceptance due in large part to slow speeds associated with dial up technology. We view the fast food industry as a key market segment for the deployment of SYNAPSE services.


     Domestic mobile transaction processing has paralleled America's demand for convenience and desire to save time. The retail point of sale is now expected to be located wherever the customer is located. As a result, the merchant must be prepared to complete the sale at the card holder's location. Thus, a wide range of business services such as towing services, locksmiths, concessionaires, special event vendors, in-home appliance repair services, mobile auto repair, door-to-door sales and delivery services depend almost exclusively on completing the sales transactions at the card holder's location.

     Consumers tend to spend more when paying with cards rather than cash. As an example, in an American Express Company test at 55 Arby's locations in Texas, the average card transaction was 72% more than the average cash transaction. Further, the increase in the types of credit and debit cards, rapid technological advances in transaction processing and financial incentives or loyalty reward programs offered by credit card issuers have contributed greatly to wider merchant acceptance and increased consumer use of transaction cards.

     As with many rapid growth industries, the transaction processing industry has undergone rapid consolidation. The cost to maintain Electronic Draft Capture systems, merchant requirements for improved customer service and the demands for additional customer applications have made it difficult for some banks and independent sales organizations to remain competitive. Many of these providers are unwilling or unable to invest the capital required to meet these evolving demands, and are increasingly exiting the transaction processing business or otherwise seeking alliance partners to provide transaction processing for their customers. Many of the transaction processors utilize and maintain legacy front-end systems that are difficult to adapt to new technologies. Accordingly, transaction processors that utilize these systems find it difficult to meet the increasing merchant demands for more sophisticated products and services.

     Despite the ongoing consolidation of the industry, it remains fragmented with respect to the number of entities providing merchant services. Industry sources indicate that although the ten largest bankcard processors accounted for approximately 67.7% of the total charge volume processed in 1998, there were over 200 additional registered service providers marketing and selling transaction processing services to merchants. We believe that these factors will result in continuing industry consolidation over the next several years.

     We further believe it is reasonable to expect that the increase in electronic payments within the United States will likely continue while growth outside the United States may be even greater. Current dial-up technology is not sufficient to support this growth. Rewiring in order to take advantage of improvements in technology is quite costly and time intensive. This suggests that a growing percentage of the legacy terminals attached to telephone lines will need to be replaced to meet the various technical and functional demands of the changing marketplace. As a result, wireless technology should emerge as a viable solution for merchants, including those currently transmitting via conventional telephone lines.

The Wireless Industry

     According to the Cellular Telecommunications Industry Association, there are over 101 million wireless subscribers in America today. Experts estimate that by 2005 there will be over 1.26 billion wireless phone users around the world. To support this explosive growth, the wireless carriers are spending a substantial part of their revenues to expand capacity by upgrading their infrastructure with new digital technology.

     Accessing the Internet through the use of wireless communications is also on the rise. In May 1999, the ARC Group, a technology consultancy for the communications industry based in the United Kingdom, reported that by 2004 more end-users will access the Internet via handheld mobile terminals than via land-line connections. The research projects that there will be more than 1 billion Internet subscribers in five years, with 750 million using mobile terminals and only 670 million using land-lines.

The Internet

     The Internet has emerged as a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. Americans are accessing the Internet at a phenomenal pace. With the tremendous growth in daily Internet users, consumers are becoming more and more comfortable using the Internet for a wide variety of services such as paying bills and purchasing consumer and specialty items. We believe that the Internet will play a key role in providing user-friendly access for merchant acquirers and merchants to access their transaction information and provide a high level of convenience and customer service.

Competition

     Despite the existence of several wireless point-of-sale products, wireless transaction processing is a new and relatively open service industry. We believe that there are no products, completed or in a pilot stage, that directly compete with SYNAPSE. To the best of our knowledge, there are no applications currently available that are designed specifically for wireless transaction processing utilizing Internet-based tools or that have a carrier, device and front-end neutral structure. We currently have no one single competitor that provides SYNAPSE's end-to-end systems "turn key" approach to the wireless transaction processing industry.

     Competition, however, is expected to increase, particularly if we are able to demonstrate our ability to build market share and acceptance. Barriers to entry are relatively low and we may face competitive pressure from companies both in the United States and abroad.

     Management believes that growth in the number of competitors in the wireless transaction processing market will be driven principally by:

          o Increasing acceptance and use of wireless devices for the transmission of data;

          o Interest among merchants for an alternative to the dial-up system in order to achieve faster transactions and better pricing;

          o Inability of telecommunications companies to upgrade traditional land-line wiring quickly and inexpensively;

          o    Increases in data applications for high speed Internet access;

          o    Growing customer desire for real time information; and

          o Resolution of Y2K issues that had previously occupied the attention of companies that could become competitors.

     We believe that our best strategy is to remain a neutral provider of our services while building a network of reliability and integrity. We will also continue to enhance our menu of services to further distance us from any potential competitors who attempt to enter this market. We must also continue to leverage our alliances (wireless carriers, device manufacturers, processors, card associations and large acquirers) to strengthen our competitive position going forward.

Employees

     We had 50 employees at June 30, 2000, including 15 in our engineering group responsible for the development of the SYNAPSE technology, 12 sales and marketing personnel, eight in our MIS (management information systems) group, and two in business development.

     In addition to our employees, we have also retained three consultants under contract, two of whom are technologists and engineers and one of whom is a management information system consultant.

     We believe our future will depend in large part on our ability to attract and retain our management team and highly skilled technical employees. None of our employees are covered by a collective bargaining agreement.

Company History

     We were founded in July 1991 for the purpose of designing, manufacturing and marketing wireless and portable credit card and check authorization terminals. In December 1993, we completed an initial public offering, raising approximately $12,200,000 through the sale of 1,650,000 shares of common stock.

     Our initial strategy was to manufacture and sell portable electronic payment terminals ("boxes") to communicate via circuit switched cellular voice technology. We designed, manufactured and marketed the POS-50(R), which was recognized as the world's first truly integrated and portable wireless credit card and check authorization terminal. The product was launched in the first quarter of 1994 and was marketed through acquiring banks, POS hardware distributors, independent sales organizations and by us directly.

     The POS-50 allowed a merchant to electronically capture a credit card, debit card or check transaction at the point of sale, virtually anywhere cellular voice service existed, and complete the authorization process in approximately 16 to 18 seconds. Because of its portable and wireless nature, the POS-50 was well suited for the small to medium sized mobile retailer or service company. Examples of POS-50 customers included craft show vendors, sporting event concessionaires, towing services, cart and kiosk vendors and essentially any business on-the-go that wanted to safely accept credit and debit cards for their products and services.

     While the POS 50 did receive much recognition from various sectors of the credit card processing industry as the first truly wireless point-of-sale terminal, only approximately 7,000 devices were sold between 1994 and 1998. Our failure to attract broad market acceptance for our new device and, hence, more terminal sales, stemmed primarily from four factors. They were: a) cost-the device was very expensive to manufacture versus traditional POS terminals, b) lack of broad terminal application certification by front-end processors, c) slow transaction speed, and d) our primary focus on the development of the POS-50 technology left inadequate resources to market and promote the new wireless device to the credit card processing industry. Because of these four factors, we were unable to capture broad market acceptance and realize meaningful levels of sales of the POS-50 terminal.

     Starting in 1997, we attempted to reposition our business from being solely a manufacturer of wireless point-of-sale terminals to becoming a provider of transaction processing services. This realignment was sought to augment our one-time equipment sales with recurring revenue generated by the sale of wireless credit and debit card processing services to retail merchants. In doing so, we set out to offer a "one-stop" wireless solution directly to card accepting merchants. The suite of services offered included the sale of our own wireless point-of-sale terminals, including a device called a TRANZ-Enabler, which adopted Verifone's wireline TRANZ devices to work wirelessly, the resale of the newly introduced and speedier CDPD wireless services and the establishment of credit card acceptance capabilities for merchant clients through our relationships with two credit card acquiring institutions.

     Throughout 1997 and 1998, we focused our resources on selling directly to merchants a transaction processing "solution" consisting of a terminal, CDPD airtime purchased from major cellular providers, and transaction processing services. To accomplish this, we began marketing our products and services through a series of distribution and joint marketing agreements with the major CDPD service providers. This effort required the creation of a large, regionalized sales organization that trained and supported data sales representatives from each respective cellular carrier. GTE Wireless was the first cellular organization mobilized to sell our products and services followed by AT&T Wireless, Bell Atlantic Mobile and, ultimately, Ameritech. The sales force was built primarily on individuals with wireless product expertise versus individuals skilled in the distribution of bank card products. In our efforts to provide a turnkey solution to card accepting merchants, we had inadvertently positioned our business in direct competition with the industry's largest acquirers, banks and independent sales organizations. This competitive stance resulted in disappointing sales and the perception of us by the credit card industry as a direct competitor and not a provider of value added services, thus hampering our ability to sell our services to many players in the industry.

     Faced with disappointing sales and high overhead expenses due to a recently expanded sales-oriented headcount, we hired Mr. Roger Peirce, former President of First Data Corporation and Chief Operating Officer of Visa International, as our Chief Executive Officer in August 1998. Early in his tenure, Mr. Peirce recognized the apparent danger of our competitive posture and set out to re-orient us, as an enabler of the marketplace. It was during this period that we began the development of SYNAPSE's predecessor. However, Mr. Peirce resigned for personal reasons in March of 1999.

     In May 1999, Dean M. Leavitt, the founder and former President of US Data Capture, a credit card processing company serving a broad spectrum of conventional card acceptors and emerging markets, was hired as our Chairman and Chief Executive Officer. Mr. Leavitt immediately began redirecting our resources in an effort to have SYNAPSE become recognized as the standard for the development, implementation and management of wireless transaction processing solutions. To accomplish this goal, we have repositioned ourself as an enabler of the merchant acquirer/ISO marketplace on a "wholesale" basis and have, for the most part, discontinued our direct marketing activities to end-user merchants. As part of this strategy, we have re-positioned our business and technology to be completely neutral with respect to point-of-sale terminal manufacturers, wireless carriers, front-end and back-end processors and merchant acquirers. In order to facilitate this process, we have begun aligning ourself with strategic partners such as merchant acquirers, terminal manufacturers, independent sales organizations, front-end processors and terminal deployment companies through the execution of "SYNAPSE Agreements." As evidence of our neutrality strategy, we have de-emphasized our development of proprietary terminals, focusing instead on our proprietary SYNAPSE host technology and the certification of other terminal manufacturers' products on the SYNAPSE platform. Furthermore, in May 1999, we entered into an agreement with Motient (formerly American Mobile) under which we added that company's communications technology to our SYNAPSE suite of services, thereby officially signaling the end to our CDPD-only orientation. In addition, as evidence of our neutrality with respect to merchant acquirers and independent sales organizations, we have de-emphasized credit card acquisition activities and, in July 1999, we sold one of our two merchant portfolios. It is our intention to either dispose of or otherwise terminate our relationship with the other portfolio. As part of the strategy to re-orient us as a neutral enabler of the credit card processing marketplace, our financial model is being transformed from one that was based upon one-time product sales revenues to one that now relies heavily upon the development of recurring revenues generated from SYNAPSE enabled sites.

Research and Development and Network Operating Center

     Our recent efforts have been directed almost exclusively toward the SYNAPSE service. In fiscal 2000 and 1999, we spent approximately $1,330,000 and $461,000, respectively, on research and product development activities.

     Our combined research and network operating center facility consists of approximately 6,100 square feet of leased space located in Palmer Lake, Colorado. At June 30, 2000, our engineering group and network operating center consisted of 26 employees, representing a substantial increase in personnel from the prior year. In addition, we also contract with consultants from time to time to meet our resource needs. At June 30, 2000, we had contracted with two engineers to supplement our engineering group. This team is responsible for developing the SYNAPSE software and server technology as well as new applications and interface technology that allows SYNAPSE to communicate with the various front-end card processors or other entities. We plan to increase the size of the engineering group as warranted in order to continue the development of the SYNAPSE technology and support plans for future enhancements.

     The network operating center serves as our hub for communications between the parties to a transaction, including, for example, communications between wireless point-of-sale terminals and credit card authorization processors. The network operating center is upgraded from time to time and we are currently in the process of establishing a backup facility at our New York facility.

     Included in our network operating center is our customer care specialists. We train our customer care specialists to identify and resolve customer difficulties with use of our service. We recently formalized the customer care group and operate various shifts for 24x7 coverage. In addition, we provide an answering service for escalation of emergencies.

Patents and Trademarks

     We were granted a design patent on certain aspects of the POS-50 product in June 1994. In April 1999, we received a design patent on the TRANZ Enabler housing. Our name and POS-50(R) are registered trademarks. We have recently filed for a service mark on "Wireless Express Payment Service", "SYNAPSE" and "Wireless Made Easy".

     We applied for patent coverage on various aspects of SYNAPSE. If awarded, this patent will cover functional, design and overall process components of the SYNAPSE technology including the proprietary internet-based interface and the transaction message formatting and communication protocol software that performs various functions related to SYNAPSE. We are currently reviewing final application documents related to this intellectual property protection.

     We have jointly developed a CDPD modem with a Taiwan-based technology company. Under the terms of the agreement, we own at least 50% of the intellectual property rights. We also have worldwide rights for the products' use within the electronic payments industry.

     We may pursue additional intellectual property protection on our hardware, software and/or processes where applicable.

Government Regulation

     Certain of the products formerly developed and distributed by us were subject to regulation and approval by the FCC and comparable foreign regulatory bodies. In light of our shift from such product areas, we are not directly subject to such regulation. However, the success of our SYNAPSE system is dependent on the sale of mobile credit card terminals and the entire wireless communications infrastructure, which are heavily regulated, and, accordingly, we are indirectly affected by such regulation.

     If we begin offering SYNAPSE in foreign countries, it is likely that we will be similarly indirectly affected by comparable foreign regulation. However, specific regulatory approval of SYNAPSE or portions of the SYNAPSE service may be required in some countries and could become an obstacle to sales of SYNAPSE in such areas.

Impact of Environmental Laws

     We do not believe that we are substantially affected by environmental laws and do not expect any material impact as a result of such laws.

Insurance

     We believe that we maintain the type and amount of insurance customary in the industry, including coverage for general liability, product liability, property damage, and workers' compensation. We are currently exploring securing coverage in the event of an interruption to our business. Although there can be no assurance that our property damage insurance will adequately compensate us for losses that we may incur, we consider our insurance coverage to be adequate both as to risks and amounts.

ITEM 2.   DESCRIPTION OF PROPERTIES

     We entered into a lease for approximately 11,700 square feet of office space located at 750 Lexington Avenue, New York, NY 10022. The lease commenced on June 1, 2000 for a term of ten years. Effective September 1, 2000, we relocated our principal executive offices to this new facility.

     We also lease approximately 6,100 square feet of office space located in Palmer Lake, Colorado. Our engineering research and development, MIS and customer care areas are primarily located at this facility, which also serves as our network operations center.

     Our previously leased office space located in New York City was subleased to a third party for the balance of our lease term, which expires on September 29, 2001.

     As of March 31, 2000, we closed our Emeryville, California office and were released from any further lease obligations.

ITEM 3.   LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended June 30, 2000. However, an annual meeting of stockholders was called on September 7, 2000, at which meeting the stockholders approved the following proposals: (i) election of Edwin M. Cooperman, Michael S. Falk, Barry A. Kaplan, Dean M. Leavitt, Amy L. Newmark, Alvin C. Rice and Chester N. Winter as members of our Board of Directors for the ensuing year,
(ii) an amendment to our Articles of Incorporation to increase the total number of authorized shares of Capital Stock from 55,000,000 to 225,000,000, of which 200,000,000 shall be Common Stock, no par value per share, and 25,000,000 shall be Preferred Stock, no par value per share, (iii) a change of our domicile to Delaware from Colorado, (iv) the adoption of our 2000 Stock Option Plan, (v) an amendment to our Articles of Incorporation to effectuate a one-for-four reverse stock split of our Common Stock and (vi) the ratification of the appointment of M.R. Weiser & Co. LLP as our independent auditors and Public Accountants.

     The reverse split and the change of our domicile from Colorado to Delaware will become effective, at the discretion of the Board of Directors, subsequent to filing this Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. We amended our charter on September 22, 2000 for the increase to authorized shares. The amendment also removed the designation for Series B Preferred Stock.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)     Market Information.

     Our no par value common stock (the "Common Stock") is traded in the over-the-counter market and quoted on the OTC Electronic Bulletin Board under the symbol "USWDA." The following table sets forth, for the fiscal quarters indicated, the range of high and low prices for the Common Stock. These quotations have been obtained from the OTC Electronic Bulletin Board and reflect inter-dealer prices (in dollars), without any retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

Fiscal 2000                    High                  Low
-----------                    ----                  ---

Fourth Quarter                $5.060                $1.812
Third Quarter                  9.437                 1.093
Second Quarter                 1.720                 0.810
First Quarter                  1.906                 0.594

Fiscal 1999                    High                  Low
-----------                    ----                  ---

Fourth Quarter                $1.250                $0.600
Third Quarter                  4.250                 0.563
Second Quarter                 4.438                 2.313
First Quarter                  4.875                 1.938


     There is no public trading market for our Series C Preferred Stock or any of our securities other than the Common Stock.

(b)  Holders.

     As of June 30, 2000, there were 181 holders of record of the Common Stock. There were also an undetermined number of holders who hold their stock in nominee or "street" name.

(c)  Dividends.

     We have not declared cash dividends on our Common Stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

(d)  Recent Sales of Unregistered Securities

     During fiscal 2000, except as previously reported, there were no sales of our securities which were not registered under the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     During fiscal 2000, we repositioned ourself as a facilitator of wireless transaction and data services. We are a device-neutral, wireless carrier-neutral, merchant acquirer and front-end processor neutral enabler of wireless transaction processing services through our SYNAPSE service. SYNAPSE provides a gateway between all of the parties within a wireless point-of-sale ("POS") transaction. By providing a seamless interface between a merchant's POS terminals, wireless carriers and transaction processors, credit, debit and other card transactions can be processed almost as fast as cash, without the cost and inconvenience of being tethered to a telephone line. In addition, SYNAPSE'S Internet-based tools offer online, real-time transaction monitoring and reporting, remote diagnostics and automated terminal activation.

     We provide merchant acquirers, Independent Sales Organizations ("ISOs") and payment processors with a wireless transaction management service that can be utilized at both conventional and emerging merchant segments, permits the retrieval of on-line/real-time transactional reports and diagnostics via the Internet and simplifies the customer service and application development effort.

     In late March and May 2000, we raised an aggregate of $55.8 million of gross proceeds in a private placement.

RESULTS OF OPERATION - FISCAL 2000 COMPARED TO FISCAL 1999

Revenue

     As a result of the change in business model from fiscal 1999 to fiscal 2000, a year-to-year comparison is not necessarily meaningful.

     Revenue from services of $326,000 for fiscal 2000 decreased 50% from revenue of $654,000 generated during fiscal 1999 as we continued the implementation of our new business model. As noted above, we have phased out our direct offering of wireless credit card processing services and terminals to merchants and are now marketing SYNAPSE to merchant acquirers, ISOs and front-end processors. We currently have over 90 "Clients" (merchant acquirers, payment processors or independent service organizations) under contract for SYNAPSE. Billing for the new SYNAPSE service accounted for approximately $265,000 of the services revenue during fiscal 2000 versus $38,000 for fiscal 1999. Revenue from SYNAPSE should continue increasing as the number of active terminals increase from growth in the number of clients and merchants. We are also working to increase the number of SYNAPSE certified devices and obtaining communications connectivity to, and integration with, additional payment processors. A portion of the decrease in services revenue between fiscal 2000 and the prior fiscal year was due to lost revenue from one of our merchant credit card portfolios which was sold at the beginning of July 1999.

     Revenues from product sales decreased to $271,000 in fiscal 2000 from $770,000 in the prior fiscal year as we completed the transition from one-time product sales to a recurring revenue model based on the SYNAPSE service. For fiscal 2000, total revenues decreased to $597,000 from $1,424,000 in the prior year.

Gross Profit

     We recorded a gross loss of $299,000 in fiscal 2000 compared to a gross profit of $396,000 in fiscal 1999. We took a charge aggregating $385,000 for inventory obsolescence in fiscal 2000 versus $23,000 in fiscal 1999, reflecting our shift in business focus. The product margin for fiscal 2000 reflects markdowns on product sales and the prior year product cost included a $240,000 one-time gain resulting from the successful restructuring of a note payable to a former terminal equipment supplier. Costs of services include the initial setup and ongoing communications costs associated with terminals connected through SYNAPSE. The services margin was $56,000 for fiscal 2000 versus a loss of $1,000 for the prior year. With the transition to SYNAPSE, the spread in revenue and associated cost is impacted by the initialization of new terminals, the quantity of active terminals, transaction volume and the associated rates we bill our clients for such services versus our charges from the various carrier networks. We expect the gross profit margins to improve substantially in fiscal 2001 versus fiscal 2000 as SYNAPSE revenues increase and become the primary revenue stream.

Operating Expenses

     A number of expenses increased as we began to use the proceeds of our $55.8 million private placement to ramp up in support of our SYNAPSE launch. During most of fiscal 1999, capital constraints prevented us from making certain expenditures.

     As part of our implementation of our new business model, our personnel increased from 20 at the end of June 1999 to 50 by the end of June 2000.

     Selling, general and administrative expense was $6,826,000 in fiscal 2000, versus $4,655,000 in fiscal 1999. A variable stock option issued in 1998 resulted in a $1,327,000 non-cash credit to variable option expense in fiscal 1999 to reflect the change in the carrying value of the option, versus a charge of $382,000 in fiscal 2000. Compensation and other costs have increased due to the growth of our staff. Marketing and promotions have also increased.

     Research and development expenses increased to $1,330,000 in fiscal 2000 from $461,000 in the prior year. This increase was due primarily to an increase in the number of employees and full time consultants focused on the implementation and development of SYNAPSE.

     In April 1999, certain former noteholders holding approximately 83,500 shares of Common Stock, agreed to waive certain "guarantee" and "put" rights in return for the issuance of 200,000 restricted shares of our Common Stock, resulting in a $49,000 charge to litigation settlement.

Interest and Other

     Interest expense of $1,394,000 for the year ended June 30, 2000 includes $451,000 of non-cash expense relating to warrants issued as part of a bridge financing of debt and warrants in advance of the $55.8 million private placement and $225,000 accrued for late registration penalties on our previously outstanding 6% Debentures and Series B Preferred Stock. The prior year's interest expense of $1,528,000 includes accrued interest expense on the 6% Convertible Debentures and various notes payable, and $341,000 of late registration penalties related to the 6% Convertible Debentures. Interest expense for fiscal 1999 also included $279,000 of accelerated amortization of debt issuance expense and $145,000 of accelerated amortization of debt discount as a result of the debt becoming due on demand.

     The Interest credit of $597,000 in fiscal 2000 related primarily to the reversal of accrued interest and penalties on the 6% Debentures and Series B Preferred Stock. The interest and penalties were waived as part of the redemption agreements reached with the holders.

     Interest income amounted to $644,000 for fiscal 2000 versus negligible amounts for prior periods. Prior to March 2000, we had substantial liquidity problems. Our receipt of the net cash from the three closings of the $55.8 million private placement beginning in March 2000 provides us with a large cash balance from which we earn interest or other investment income.

     Other income of $84,000 for the year ended June 30, 2000 included a $124,000 gain on the July 1999 sale of a portion of our merchant credit card portfolio to PMT Services Inc., a wholly owned subsidiary of Nova Corporation. The transaction resulted in a cash payment to us of $450,000. The sale included approximately 450 installed TRANZ Enabler point-of-sale devices owned by us and deployed with certain merchants.

Extraordinary Item

     In fiscal 1999, an agreement was reached with two note holders to convert $2,490,000 of notes payable plus accrued interest to 2,933,671 shares of Common Stock. This transaction was recorded in the fourth quarter of fiscal 1999 upon consummation of the exchange and resulted in an extraordinary gain of $807,000.

Preferred Stock Dividends

     Preferred Stock Dividends for fiscal 2000 include deemed dividends of $44,114,000 for the value of the "in the money" conversion feature for the Series C Preferred Stock from the closings of the private placement. The "in the money" conversion feature is calculated on each closing of the private placement as the difference in the market price of our Common Stock on the date of such closing versus the conversion price of the Series C Preferred Stock multiplied by the number of shares of Common Stock into which the Series C Preferred Stock would convert. The "in the money" conversion feature is limited to the gross proceeds less the valuation of the associated common stock warrants. In addition, common stock purchase warrants were issued to induce the redemption of Series B Preferred Stock. These warrants are treated as Preferred Stock Dividends valued at $628,000. Preferred Stock Dividends also include $898,000 to accrete the value of the Series B Preferred Stock up to its redemption value and $106,000 of dividends declared for Series A and B Preferred Stock.

     Preferred Stock Dividends for fiscal 1999 include deemed dividends of $391,000 for the value of the "in the money" conversion feature for Series B Preferred Stock. In addition, $571,000 is included to accrete the value of the Series B Preferred Stock up to its redemption value. The balance of the Preferred Stock Dividends amount represents $453,000 of dividends declared for Series A and B Preferred Stock and $13,000 related to the partial redemption of Series A Preferred Stock.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     On May 31, 2000, we completed a private placement of units, consisting of Series C Preferred Stock and common stock purchase warrants. Gross proceeds were $55.866 million and net proceeds amounted to approximately $49.1 million, after payment of commissions, fees and expenses of $6.766 million.

     As of May 2000, we are debt free and have no current financing needs. In addition, in connection with the private placement, we simplified our capital structure and eliminated uncertainties caused by prior defaults by redeeming all outstanding Series A Preferred Stock, Series B Preferred Stock, 6% Debentures and repaying all other outstanding debt, including the notes from a bridge financing of $1,100,000 which was done in anticipation of the $55.8 million private placement.

     The funds from the private placement free management from the daily struggles of operating with little to no liquidity and provide a long-term solution to our cash needs. Our "Burn Rate", which excludes capital expenditures and other noncash charges and is adjusted for onetime items, approximated $675,000 for the month of June 2000. The monthly Burn Rate in the future could be affected by a number of factors, including revenues from SYNAPSE and changes in rates charged by our carriers for wireless airtime and the impact of any acquisitions. During the implementation of our new business plan, we expect expenses to continue to exceed revenues, at least during the initial phases of the plan. Interest income provided from the available cash balance will help to reduce monthly deficits. Our unrestricted cash position of $39 million as of June 30, 2000, provides, in management's opinion, the financial resources to pursue our business plan and fund monthly deficits. Our currently anticipated capital equipment expenditures for technology infrastructure are not extensive.

     Prior to March 2000, we faced significant challenges due to our then current financial condition and lack of liquidity. We have incurred recurring losses from operations and have an accumulated deficit of approximately $89.3 million at June 30, 2000.

Year 2000 Issues

     While we believe the greatest risks associated with the Year 2000 issue have passed, we are not certain that Year 2000 issues with respect to the electronic payments infrastructure utilized by credit card processors, banks and financial institutions within the United States and on which we are reliant will not emerge over the coming months. We could be materially adversely affected, both operationally and financially, to the extent third parties with whom it interfaces, either directly or indirectly, have not properly addressed their Year 2000 issues. We do not have an available contingency plan that would alleviate a disruption of service in the electronic transaction sector.

Seasonal Variation of Business

     We anticipate that the recurring revenue generated under SYNAPSE agreements with merchant acquirers and credit card processors will be relatively immune to seasonal variations, although we expect that transaction related revenue will reflect seasonal variations paralleling consumer spending patterns, generally increasing somewhat during the Christmas holiday season. The placement of point-of-sale terminals can be expected to be slower during that season as well, due to the reluctance of merchants to change processors during premier shopping seasons.

Securities Issuances to Fund Operations

     To fund its operating requirements, we have had to rely primarily on the sale of debt or equity securities over the last two fiscal years.

     On December 10, 1997, we closed a private offering of $3 million principal amount of 8% Adjustable Rate Convertible Subordinated Debentures Due December 31, 1999 (the "8% Convertible Debentures"), raising net proceeds of approximately $2.6 million. The 8% Convertible Debentures automatically converted to 3,060,000 shares of Series A Preferred Stock as of February 9, 1998. See also the Note to the Financial Statements entitled "Series A Preferred Stock."

     On July 27, 1998, we completed a private offering of $2 million principal amount of 6% Convertible Subordinated Debentures due July 21, 2000 (the "6% Debentures") and common stock purchase warrants exercisable to purchase 100,000 shares of Common Stock at $4.50 per share until July 21, 2001. The proceeds to us from the offering were approximately $1.8 million. See also the Note to the Financial Statements entitled "Borrowings-6% Convertible Subordinated Debentures."

     On May 6, 1999, we raised gross proceeds of $1.5 million and issued 6% Cumulative Convertible Redeemable Preferred Stock (Series B Preferred Stock) for $1.00 per share. Series B holders had the right to convert the Series B Preferred Stock into shares of our Common Stock at 80% of the then current market price. Concurrent with this transaction, the holders of our 6% Debentures agreed to convert all accrued interest and penalties into approximately 455,000 shares of Series B Preferred Stock. The value of the "in the money" conversion feature of $391,000 was recognized as a charge to retained earnings. The proceeds were used to pay finders fees of $180,000 plus estimated offering expenses of $41,000 (including approximately $26,000 for the investor's legal fees), and professional services fees of $413,000 (including a substantial amount of fees that were past-due), with the estimated balance of $676,000 being used for working capital. See also the Note to the Financial Statements entitled "Series B Cumulative Convertible Redeemable Preferred Stock."

     In April 1999, we received $400,000 in return for a 10% promissory note from an investor that purchased Series B Preferred Stock. The note was repaid with the issuance of 408,000 shares of Series B Preferred Stock in May 1999. We also issued common stock purchase warrants exercisable to purchase 300,000 shares of common stock at $1.50 per share for five years from April 30, 1999 to the cash purchasers of the Series B Preferred Stock.

     In May 1999, we issued 454,705 shares of Series B Preferred Stock at $1.00 per share to compensate the 6% Debenture holders for the penalties and interest owed on the 6% Debentures through June 30, 1999. As part of this agreement, the 6% Debenture holders agreed to adopt the default timetable and remedies set forth in the Series B Preferred Stock purchase agreement and to waive their rights arising out of certain prior defaults on the 6% Debentures.

     We also entered into an agreement with the purchasers of the Series B Preferred Stock and holders of the 6% Debentures to file a registration statement with the SEC covering the common stock underlying the Series B Preferred Stock, the Series B Warrants, the 6% Debentures and the common stock purchase warrants issued at the same time as the 6% Debentures. We were subject to certain late filing penalties with respect to such registration statement until such securities were redeemed in connection with the $55.8 million private placement, at which time such penalties were either waived or paid as part of the redemptions.

Other Recent Borrowings and Financing Activities

     Between October 1, 1998 and March 31, 1999, we borrowed $500,000 from the Chief Executive Officer and 50% owner of Cardservice International, Inc. ("CSI") and $1,990,000 from Liviakis Financial Communications, Inc. ("LFC"). The loans bore interest at 8% per annum. In consideration for the loan from the CSI Chief Executive Officer, we also issued a Common Stock purchase warrant exercisable to purchase 25,000 shares of Common Stock at $3.038 per share through October 27, 2001. On March 19, 1999, holders of these 8% notes and us agreed to convert all $2.5 million of principal plus accrued interest to common stock at the rate of $.875 per share and 2,933,671 restricted shares were issued under this agreement. This rate was established at a 20% discount from the closing price of the Common Stock as of March 18, 1999. The market price on the actual date of issuance of the shares of common stock (June 24, 1999) was $.60 per share and therefore the transaction resulted in an extraordinary gain of $807,000.

     On March 12, 1999, we borrowed $250,000 from RBB Bank Aktiengesellschaft, which was the agent for the holders of certain shares of our Series A Preferred Stock and $1,000,000 of the 6% Debentures. As part of this agreement, we issued 50,000 shares of Common Stock to RBB Bank. We were unable to repay the loan by the required due date and RBB Bank agreed to forebear initiating an action against us to collect the amount due until the earlier of receipt by us of funding in the aggregate of at least $2.5 million, or December 1, 1999. See also "Item 12-Certain Relationships and Related Transactions -Transactions with RBB Bank Aktiengesellschaft."

     As of May 28, 1999, we entered into a software license agreement with Maverick International Processing Services which provides a perpetual license to software used for front-end authorization and capture services. We issued 425,000 shares of restricted common stock for this license and three months of service under a separate operating agreement.

     In the first half of fiscal 2000, investors purchased approximately 2,230,000 shares of Common Stock plus warrants to purchase 446,000 shares of Common Stock for an aggregate purchase price of $1,380,000. The warrants have a term of five years and are exercisable at $1.50 per share.

     In connection with the engagement of Commonwealth Associates, L.P. ("Commonwealth"), we entered into an agreement with ComVest Capital Management, LLC ("ComVest"), an affiliate of Commonwealth, pursuant to which ComVest initially lent us $1,000,000 and Dean M. Leavitt, our Chairman and Chief Executive Officer lent us $100,000 (the "Bridge Financing"). ComVest and Mr. Leavitt subsequently lent us an additional $250,000 and $25,000, respectively. The loans were collateralized by substantially all of our assets pursuant to general security agreements and bore interest at a rate of 8% per annum. The notes were due on the earlier of (x) the date a change of control (as defined in the note) occurs, (y) the date we concluded a debt or equity financing in which we received at least $5,000,000 of gross proceeds, or (z) December 30, 2000. The notes included certain negative covenants, including prohibitions on the payment of certain dividends, redemptions and asset sales and limitations on the incurrence of indebtedness, liens and the issuance, prior to March 31, 2000, of securities not specifically exempted. The lenders had the option to convert the outstanding principal amount of the notes into securities issued in connection with any private placement transaction on the same terms as investors in such placement. In addition, we agreed to appoint a designee of the bank affiliate lender to the Board and to have an observer present at all meetings of the Board. In addition to the Bridge Financing, we also borrowed $125,000 from ComVest and $75,000 from Mr. Leavitt (the "Additional Notes"). The Additional Notes were due on demand interest free. We repaid the full outstanding amount of the Bridge Financing and Additional Notes on March 18, 2000, from the $55.8 million private placement. The rights under the Bridge Financing expired on March 18, 2000, when the loans were repaid.

     In connection with the Bridge Financing, we also issued ComVest and Mr. Leavitt warrants to purchase 13,636,363 shares and 1,363,637 shares, respectively, of Common Stock at an exercise price of $.01 per share. On March 10, 2000, Commonwealth and Mr. Leavitt exercised their warrants with respect to 7,920,000 shares and 792,000 shares, respectively. The remaining warrants expire on December 30, 2006. ComVest and Mr. Leavitt have certain demand and "piggyback" registration rights, commencing in June 2000, as to the shares of Common Stock underlying the warrants.

     Commonwealth acted as placement agent in the $55.8 million private placement which closed on May 31, 2000 pursuant to which 558.66 Units were sold at $100,000 per Unit for aggregate proceeds of $55.8 million. Each Unit consists of 10,000 shares of our Series C Preferred Stock (initially convertible into 66,667 shares of Common Stock) and warrants to purchase Common Stock equal to 25% of the number of shares into which the Series C Preferred Stock is convertible.

     The Series C Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends. The holders of Series C Preferred Stock are entitled to vote their shares of Series C Preferred Stock on an as converted basis with the holders of Common Stock as a single class on all matters submitted to a vote of the shareholders, except as otherwise required by applicable law and except that the holders of Series C Preferred Stock voting separately as a class have the right to elect two directors to the Board.

     Each share of Series C Preferred Stock is convertible at any time, at the option of the holder, into a number of shares of Common Stock determined by dividing the liquidation value by the conversion price, initially $1.50 per share, which is subject to adjustment for stock splits, recapitalizations and other similar events. If we issue shares of Common Stock at a price per share less than the then current conversion price, then, subject to certain exceptions, the conversion price will be automatically reduced to such lower price and the number of shares issuable upon conversion of the Series C Preferred Stock shall be increased proportionately. The Series C Preferred Stock automatically converts into Common Stock (a) if, at any time after June 17, 2000, the average closing bid price of our Common Stock exceeds 300% of the conversion price for 20 consecutive trading days or (b) upon a public offering of our securities that raises gross proceeds in excess of $30,000,000, provided the shareholders have approved an increase in authorized capital to allow for the conversion of the Series C Preferred Stock.

     The warrants issued in connection with the Series C Private Placement (the "Unit Warrants") are exercisable for a period of seven years for an aggregate number of shares of Common Stock equal to 25% of the number of shares into which the Series C Preferred Stock is convertible, at an exercise price equal to the then conversion price. The initial exercise price is $1.50 per share, subject to adjustment under the same circumstances as the Series C Preferred Stock. The Unit Warrants are callable for a nominal price at our option on 30 days' notice to the holders of the Unit Warrants if (a) the average closing bid price of our Common Stock for 20 consecutive trading days exceeds 300% of the exercise price, as adjusted, (b) our Common Stock is trading on a national securities exchange or Nasdaq SmallCap or National Market Systems, and (c) a registration statement covering the shares issuable upon exercise of the Unit Warrants has been declared effective and the shares issuable upon exercise of the Unit Warrants are not otherwise subject to any lock-up restrictions.

     The terms of the Series C Preferred Stock and the Unit Warrants may be amended, modified or waived by an agreement among us, Commonwealth and a committee to be designated by Commonwealth whose members hold in the aggregate not less than 20% of the outstanding Series C Preferred Stock and not less than 20% of the outstanding Unit Warrants.

     We have agreed to file a registration statement with respect to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock and exercise of the Unit Warrants under the Securities Act by December 2000. The investors also have certain "piggyback" registration rights with respect to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock and the exercise of the Unit Warrants.

     Each investor who purchased Units in the Series C Private Placement agreed that it will not sell, transfer or otherwise dispose of any of the securities sold in the Series C Private Placement for one year from May 31, 2000. Thereafter, investors may not sell, transfer or dispose of more than 25% of such securities during each of the following four 90-day periods. The lock-up period may be extended by Commonwealth for up to an additional six months from the closing of any public offering that is consummated prior to the end of the initial lock-up period, in which event there shall be no further lock-up at the end of such period. Our officers, directors and certain other existing shareholders agreed to substantially these same lock-up provisions.

Redemption of Series B Preferred Stock and 6% Debentures

     We used an aggregate of $3,549,000 of the proceeds from the $55.8 million private placement to redeem all then outstanding shares of Series B Preferred Stock and 6% Debentures. As an additional inducement for such redemptions, we issued Common Stock purchase warrants to those holders, the specific terms of which are discussed herein.

RISK FACTORS

We have never been profitable, and there is no assurance that we will generate significant revenues or profits in the future.

     We have never been profitable and have incurred substantial losses since our inception. We had an accumulated deficit of approximately $89.3 million at June 30, 2000, and had a loss of $8.5 million for the year ended June 30, 2000. Our SYNAPSE system is relatively new and there is no history upon which to base a judgment of its prospects. There is no assurance we will generate significant revenues from SYNAPSE or otherwise or that we will ever become profitable. There can be no assurance that SYNAPSE will gain market acceptance.

The success of our new business plan is uncertain.

     The success of our new business plan, which is to concentrate on trying to develop a recurring revenue stream from customers' use of our SYNAPSE neutral gateway, is dependent on SYNAPSE being utilized by merchant acquirers, processors and independent sales organizations in sufficient quantities to generate profits. To date, the revenues generated from SYNAPSE have been nominal. The failure to successfully implement our new business plan would have a material adverse effect on our business, operating results and financial condition.

Approximately 52% of our revenue for fiscal 2000 was generated from one customer and, accordingly, the loss of such a customer could adversely affect our revenues.

     For the fiscal year ended June 30, 2000, Cardservice International, Inc. ("CSI") accounted for approximately 52% of our revenue. Although we are seeking to broaden our client base, no assurance can be made that our efforts will be successful or that CSI or another client will not account for a large concentration of our revenues. If any one customer accounts for a significant portion of our revenues, the loss of such customer could adversely affect our business, operating results and financial condition.

There is no assurance that the market will accept our SYNAPSE system.

     We plan to generate our revenue from sales of services relating to wireless credit card and other transactions. The market for providing this service is in the early stages of development and it is difficult to predict the rate at which this market will grow, if at all. Future competitors are likely to introduce services that compete with the services offered by us. Demand for these services could be affected by numerous factors outside of our control, including, among others, market acceptance by prospective customers, the introduction of new or superior competing technologies or services that are available on more favorable pricing terms than those being offered by us, and the general condition of the economy. Any market acceptance for our services may not develop in a timely manner or may not be sustainable. Our success will likely depend on our ability to sell our services to merchant acquirers and independent sales organizations, as well as an increase in the availability of terminals that interface with SYNAPSE. New or increased competition may result in market saturation, more competitive pricing, or lower margins. Our business, operating results and financial condition would be materially and adversely affected if the market for our services fails to grow, grows more slowly than anticipated, or becomes more competitive or if our products and services are not accepted by targeted customers even if a substantial market develops.

We may not be able to protect our proprietary technology, which could enable others to more easily compete with us.

     Our performance and ability to compete are dependent to a significant degree on our proprietary technology. We rely on our patents, copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have been granted two design patents, have filed an application to patent the SYNAPSE process and expect to file additional patents as we determine appropriate. There can be no assurance that a patent will be issued from the patent application filed by us or that patents will be issued from any patent applications filed by us or our licensors in the future or that the scope of any claims granted in any patent will provide meaningful proprietary protection or a competitive advantage to us. There can be no assurance that the validity or enforceability of patents issued or licensed to us will not be challenged by others or, if challenged, will be upheld by a court. In addition, there can be no assurance that competitors will not be able to circumvent any patents issued or licensed to us. We have been granted the service mark "U.S. Wireless Data" and have filed for the service mark "SYNAPSE", "Wireless Made Easy", "Wireless Express Payment Service", "WEPS", "Powered by WEPS", "e-Processing" "e-Processing for the new millennium" in the United States. There can be no assurance that we will be able to secure significant protection for these marks. Our inability to protect our proprietary rights adequately would have a material adverse effect on our business.

     We generally have entered into agreements containing confidentiality and non-disclosure provisions with our employees and consultants and limit access to and distribution of our documentation and other proprietary information. There can be no assurance that the steps taken by us will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable.

     Notwithstanding the precautions taken by us, it might be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Policing unauthorized use of our technology is difficult. The laws of other countries may afford us little or no effective protection of our intellectual property. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available. In the future, we may also need to file lawsuits to enforce our intellectual property rights, protect our trade secrets, and determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business operating results and financial condition.

We may be sued by third parties for infringement of their intellectual property rights and incur costs of defense and possibly royalties or lose the right to use technology important to providing our services.

     The telecommunications and software industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of participants in our market increases, the possibility of an intellectual property claim against us could increase. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, could require us to enter into costly royalty arrangements, could divert management attention from administering our business and could preclude us from conducting our business.

Our services rely on an emerging infrastructure that could encounter capacity constraints or system failures which could adversely affect our reputation and market acceptance of our product.

     We utilize a variety of technologies, infrastructures and products in providing SYNAPSE, including wireless networks, web servers, Internet information servers, local area networks, data storage devices and proprietary applications. If these systems experience difficulties, capacity constraints or service interruptions, it could have a detrimental impact on our business, operating results and financial condition.

     The satisfactory performance, reliability and availability of SYNAPSE and our network infrastructure are critical to our reputation and our ability to attract and retain customers and maintain adequate customer service levels. Any system interruptions or quality defects would reduce the quantity and/or quality of services rendered and the attractiveness of our product offerings and would have a material adverse effect on our reputation, business, operating results and financial condition.

We are dependent on outside parties for our wireless infrastructure.

     Our ability to retain and attract merchant acquiring banks, independent sales organizations and card processors to SYNAPSE is dependent upon, among other things, the performance of the cellular and digital wireless communication networks and credit card processing networks used by us. Any system or network failure that causes interruption or slower response time of our services could result in reduced usage and could reduce the attractiveness of SYNAPSE to consumers.

     The recent growth in cellular and digital wireless traffic has caused periods of decreased performance requiring wireless providers to upgrade and expand their infrastructures. If wireless usage continues to increase rapidly, the wireless infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. Consequently, the emergence and growth of the market for our services is dependent on future improvements to the entire wireless network.

We will have to keep pace with new products and rapid technological change in order to remain competitive in the marketplace.

     If we are able to penetrate the market with our SYNAPSE service, our future success will depend upon our ability to keep pace with technological developments and respond to evolving merchant demands. Failure to anticipate or respond adequately to technological developments or significant delays in product development could damage our potential position in the marketplace and could result in less revenue or an inability to generate profits. With our current financial and technical resources, we may not be able to develop or market new services or enhancements to our existing service offerings. It is possible that we could experience significant delays in these endeavors. Any failure to successfully develop and market services and service enhancements could have a material adverse effect on our business, operating results and financial condition.

We face potential competition and pricing pressures from larger, well financed and recognized companies and we may not be able to compete successfully if such potential competitors enter the market.

     The market for our products and services is highly competitive, including pressure to maintain competitive pricing structures for credit card processing services. We have identified potential competitors that may be logical candidates to develop SYNAPSE-like solutions, although at the present time, we are aware of no other applications currently available that are designed specifically for wireless transaction processing utilizing Internet-based tools. However, barriers to entry in our business are relatively insubstantial and companies with substantially greater financial, technical, marketing, manufacturing and human resources, as well as those with far greater name recognition than us, may attempt to enter the market. We believe that our ability to compete depends on brand recognition, price, distribution channels and quality of service. There can be no assurance that we will be able to compete successfully in the market.

We depend on recruiting and retaining key management and technical personnel and we may not be able to develop new services or support existing services if we cannot hire or retain qualified employees.

     Our success depends to a large degree upon the skills of our senior management team and current key employees. We depend particularly upon Dean M. Leavitt, our Chief Executive Officer. We have an employment agreement with Mr. Leavitt and with certain of our other employees. We do not maintain key person life insurance for any of our officers or key employees other than Mr. Leavitt. We do not generally require our executives or our employees to enter non-competition agreements with us, and those executives or employees could leave us to form or join a competitor. The loss of any of our key executives, the use of proprietary or trade secret data by former employees who compete with us, or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business, operating results and financial condition. Because of the technical nature of our services and the dynamic market in which we compete, our performance depends on attracting and retaining key employees. Competition for qualified personnel in the wireless data and software industries is intense and finding qualified personnel with experience in both industries is even more difficult. We believe there are only a limited number of individuals with the requisite skills in the field of wireless data communication, and it is becoming increasingly difficult to hire and retain these persons.

We might not be able to manage our growth.

     We anticipate a period of significant growth in connection with our entry into the market for wireless payment transaction delivery. The resulting strain on our managerial, operational, financial, and other resources could be significant. Success in managing this expansion and growth will depend, in part, upon the ability of senior management to manage our growth effectively. Any failure to manage our proposed growth and expansion could have a material adverse effect on our business, operating results and financial condition.

     In addition to managing our company-wide growth, we must continue to develop and expand our systems and operations to accommodate expected growth in the use of SYNAPSE. Due to the limited deployment of our services to date, the ability of our systems and operations to connect and manage a substantially larger number of customers while maintaining superior performance is unknown. Any failure on our part to develop and maintain our wireless transaction service as we experience rapid growth could significantly reduce demand for our services and materially adversely affect our revenue.

Our use of wireless and internet technologies could pose security issues regarding data transmission and reporting.

     Utilization of SYNAPSE involves the transmission of payment transactions via a wireless network and SYNAPSE server from the merchant's POS to the payment processor and back. All airlink data is transmitted in an encrypted format through secure channels. The reporting and utility functions accessible via the Internet are designed with a variety of security precautions, and the end-user's card number is not contained in the database accessible via the Internet. However, a significant barrier to the growth of wireless data services or transactions on the Internet or by other electronic means has been the need for secure transmission of confidential information. Our systems could be disrupted by unauthorized access, computer viruses and other accidental or intentional actions. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. If a third party were able to misappropriate our users' personal or proprietary information or credit card information, we could be subject to claims, litigation or other potential liabilities that could materially adversely impact our revenue and may result in the loss of customers.

We may be subject to liability for transmitting information, and our insurance coverage may be inadequate to protect us from this liability.

     We may be subject to claims relating to information transmitted over systems we develop or operate. These claims could take the form of lawsuits for defamation, negligence, copyright or trademark infringement or other actions based on the nature and content of the materials. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed.

Because our business is not currently diversified, if our wireless payment transaction delivery processing business does not succeed, our business may fail.

     We currently have only one product, Synapse, and accordingly, there is no diverse portfolio of products on which to rely if Synapse fails. If Synapse fails, we would fail unless we develop new products and a new business plan.

Our business is dependent on our relationship with wireless carriers.

     A significant aspect of our strategy is to be able to market Synapse as working with all major wireless protocols. Our business depends, in part, on our ability to purchase sufficient capacity from the wireless carriers and the security and reliability of their systems. If our current arrangements with wireless carriers are terminated, if we are unable to enter into arrangements with any new carriers or if the terms of our arrangements are altered or prices are increased, it may have a material adverse effect on our business.

The benefits derived from any acquisition or strategic alliance may be less than the price we pay and may result in excessive expenses if we do not successfully integrate them. The costs and management resources we expend in connection with such integrations may exceed our expectations.

     Acquisitions and strategic alliances may have a significant impact on our business, financial condition and results of operations. The value of acquisitions may be less than the amount we pay for them if there is:

     o  A decline of their position in the respective markets; or
     o  A decline in general of the markets they serve.

     The expenses associated with these transactions may be greater and their revenue may be smaller than expected if:

     o We fail to assimilate any acquired assets with our pre-existing business;
     o We lose key employees of these companies or ours as a result of acquisitions;
     o  Our management's attention is diverted by other business concerns; or
     o  We assume unanticipated liabilities related to any acquired assets.

     In addition, the companies we may acquire may be subject to the other business risks we describe in this section which may adversely impact such business. Further, we cannot guarantee that we will realize the benefits or strategic objectives we are seeking to obtain if we make any acquisitions.

We may be adversely impacted by government regulation of the wireless infrastructure and the Internet.

     We are not currently subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to business in general. However, in the future, we may become subject to regulation by the FCC or another regulatory agency. In addition, the wireless carriers who supply us airtime are subject to regulation by the FCC and regulations that affect them could increase our costs or reduce our ability to continue selling and supporting our services.

     The laws governing Internet transactions remain largely unsettled. The adoption or modification of laws or regulations relating to the Internet could adversely effect our business, operating results, and financial condition by increasing our costs and administrative expenses. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel, consumer protection, and taxation apply to the Internet. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. We must comply with new regulations in the United States, as well as any other regulations adopted by other countries where we may do business. The growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, as well as new laws governing the taxation of Internet commerce. Compliance with any newly adopted laws may prove difficult for us and may harm our business, operating results, and financial condition.

We have a 51% shareholder who is able to exercise substantial influence over us.

     We are effectively controlled by ComVest Capital Management LLC ("ComVest"), which beneficially owns, as of June 30, 2000, approximately 51% of our Common Stock. Such ownership interest gives ComVest substantial influence over the outcome of all matters submitted to our shareholders, including the election of directors. Pursuant to an agreement, Commonwealth Associates, an affiliate of ComVest, has the right to designate two directors.

The market for our stock could suffer because there may be too many available shares.

     We have approximately 32.4 million total shares of Common Stock outstanding as of June 30, 2000. Of that number, approximately 11.7 million shares are in the public float. We have a substantial number of additional shares of Common Stock that are either presently outstanding or issuable upon conversion or exercise of other securities that were issued as "restricted securities" and are either presently saleable under SEC Rule 144 or which will become eligible for sale under SEC Rule 144 over the next several months to one year. In addition, before the end of calendar 2000 we are obligated to register the sale of a total of 60,521,500 shares of Common Stock underlying Series C Preferred Stock, options and warrants. Although the sale of certain of these shares is subject to lock-ups, large numbers of securities may be sold pursuant to these registrations and adversely affect the market for our Common Stock.

Anti-takeover provisions.

     Our Articles of Incorporation authorize the issuance of up to 25,000,000 shares of preferred stock. Our Board is empowered, without shareholder approval, to issue a new series of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock. Such authority, together with certain provisions of Colorado law and of our Articles of Incorporation and bylaws, may have the effect of delaying, deterring or preventing a change in control of us, may discourage bids for the Common Stock at a premium over the market price and may adversely affect the market price, and the voting and other rights of the holders, of the Common Stock. Although we have no present intention to issue any additional shares of our preferred stock or Common Stock, there can be no assurance that we will not do so in the future. Under Section 7-106-205 of the Colorado Business Corporation Act, the Board of Directors of a Colorado corporation may issue rights, options, warrants or other convertible securities (hereinafter "rights") entitling the holders of the rights to purchase, receive or acquire shares or fractions of shares of the corporation or assets or debts or other obligations of the corporation, upon such terms as are determined by the Board. The Board is free, subject to its fiduciary duties to shareholders, to structure the issuance or exercise of the rights in a manner which may exclude "significant shareholders," as defined, from being entitled to receive such rights or to exercise such rights or in a way which may effectively prevent a takeover of the corporation by persons deemed hostile to management. Nothing presently contained in our Articles of Incorporation prohibits the Board from using these types of rights in this manner. The Board will have similar power following our planned reincorporation in Delaware.

We have never paid Common Stock dividends and are unlikely to do so for the foreseeable future.

     We have never paid cash or other dividends on our Common Stock. It is our intention to retain any earnings to finance the operation and expansion of our business, and therefore, we do not expect to pay any cash dividends in the foreseeable future.

Volatility of Common Stock.

     The Common Stock is traded on the OTCBB under the symbol "USWDA." The trading volume of the Common Stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the fiscal year ended June 30, 2000, the Common Stock has traded at prices ranging from $0.594 to $9.437. As a result of the limited and sporadic trading activity, the quoted price for the Common Stock on the OTCBB is not necessarily a reliable indicator of its fair market value.

ITEM 7:   FINANCIAL STATEMENTS

        Independent Auditors' Report......................................... 30

        Balance Sheets as of
              June 30, 2000 and 1999......................................... 31

        Statements of Operations for the fiscal year ended
              June 30, 2000 and 1999......................................... 33

        Statement of Changes in Stockholders' Equity (Deficit) for the
              fiscal year ended June 30, 2000 and 1999....................... 34

        Statements of Cash Flows for the fiscal year ended
              June 30, 2000 and 1999......................................... 36

        Notes to Financial Statements........................................ 37

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 5, 1999, we dismissed PricewaterhouseCoopers LLP ("PWC") as our independent accountants. The reports of PWC on our financial statements for the two fiscal years ending June 30, 1998 and 1997 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports of PWC included a reference to a substantial doubt about our ability to continue as a going concern. In connection with its audits for the fiscal years ending June 30, 1998 and 1997 and the period July 1 through August 5, 1999, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PWC would have caused them to make reference thereto in their report on the financial statements for such years.

     We requested that PWC furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. PWC furnished us with such a letter, dated August 20, 1999, a copy of which was filed by us as Exhibit 16 to a Current Report on Form 8-KA filed by us as of August 20, 1999.

     We engaged M.R. Weiser & Co., LLP ("M.R. Weiser"), as our new independent accountants as of August 5, 1999. In connection with its audit for the fiscal years ended June 30, 2000 and 1999, there have not been any disagreements with M.R. Weiser on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M.R. Weiser would have caused them to make reference thereto in their report on the financial statements for such years.

     Our Board of Directors recommended and approved the decision to change independent accountants.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of U.S. Wireless Data, Inc.

     We have audited the accompanying balance sheets of U.S. Wireless Data, Inc. as of June 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Wireless Data, Inc. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ M.R.Weiser&Co.LLP
M.R.Weiser&Co.LLP

New York, New York
September 8, 2000

                            U.S. WIRELESS DATA, INC.
                                 BALANCE SHEETS
                                                                                                  June 30,
ASSETS                                                                                     2000             1999
------                                                                                     ----             ----
Current assets:
     Cash and cash equivalents ..................................................    $ 39,231,000     $    425,000
     Accounts receivable, net of allowance for doubtful accounts
      of $75,000 and $43,000 at June 30, 2000 and 1999, respectively ............         126,000          178,000
     Notes receivable ...........................................................          79,000             --
     Inventory, net .............................................................          45,000          215,000
     Other current assets .......................................................         150,000           14,000
     Escrow held for payment of professional fees ...............................            --            112,000
                                                                                     ------------     ------------
          Total current assets ..................................................      39,631,000          944,000
Restricted cash .................................................................         459,000
Processing units - deployed, net ................................................            --            408,000
Fixed assets, net ...............................................................       1,055,000          405,000
Other assets ....................................................................         111,000           14,000
                                                                                     ------------     ------------

Total assets ....................................................................    $ 41,256,000     $  1,771,000
                                                                                     ============     ============

(continued)
































                            U.S. WIRELESS DATA, INC.
                           BALANCE SHEETS (Continued)


                                                                                                               June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                                         2000                 1999
---------------------------------------------                                                          ----                 ----
Current liabilities:
     Accounts payable ....................................................................        $  1,014,000         $  1,198,000
     Accrued liabilities .................................................................             498,000              413,000
     Borrowings, current portion .........................................................                --              2,272,000
     Other current liabilities ...........................................................                --                450,000
                                                                                                  ------------         ------------
           Total current liabilities .....................................................           1,512,000            4,333,000
Borrowings, long-term portion ............................................................                --                 25,000
Deferred rent ............................................................................              52,000                 --
                                                                                                  ------------         ------------
Total liabilities ........................................................................           1,564,000            4,358,000
                                                                                                  ------------         ------------
Redeemable preferred stock:
    Series B 6% cumulative convertible redeemable preferred stock, no par value, $1.00 stated value, 1,954,705 and 5,000,000
       shares authorized, 0 and 1,954,705 shares issued and
       outstanding at June 30, 2000 and 1999, respectively ...............................                --              1,587,000
                                                                                                  ------------         ------------
Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock, no par value, 15,000,000 shares authorized:
      Series A, at $1.00 stated value, 0 and 4,000,000 shares authorized,
           0 and 751,610 issued and outstanding at June 30, 2000
           and 1999, respectively ........................................................                --                752,000
      Series C convertible, at $.01 stated value, liquidation value $10.00 per share, aggregating $55,866,000, 8,450,000 shares
       authorized, 5,586,600 issued and outstanding at June 30, 2000 .....................              56,000                 --
   Common  stock,  no par  value,  at $1.00 stated  value,40,000,000 shares authorized, 32,396,748 and 17,816,075 shares issued
       and outstanding at June 30, 2000 and 1999, respectively ...........................          32,397,000           17,816,000
   Common stock to be distributed ........................................................                --                243,000
   Additional paid-in capital ............................................................          96,485,000           12,082,000
   Accumulated deficit ...................................................................         (89,246,000)         (35,067,000)
                                                                                                  ------------         ------------
           Total stockholders' equity (deficit) ..........................................          39,692,000           (4,174,000)
                                                                                                  ------------         ------------

Total liabilities and stockholders' equity (deficit) .....................................        $ 41,256,000         $  1,771,000
                                                                                                  ============         ============


     The accompanying notes are an integral part of the financial statements

                            U.S. WIRELESS DATA, INC.
                            STATEMENTS OF OPERATIONS

                                                                                   For the years ended June 30,
                                                                                     2000                1999
                                                                                     ----                ----
Operating revenues:
   Product sales .......................................................       $    271,000        $    770,000
   Services ............................................................            326,000             654,000
                                                                               ------------       -------------
                                                                                    597,000           1,424,000
                                                                               ------------       -------------
Cost of revenues:
   Product sales .......................................................            241,000             590,000
   Services ............................................................            270,000             655,000
   Inventory obsolescence ..............................................            385,000              23,000
   Settlement with supplier ............................................               --              (240,000)
                                                                               ------------       -------------
                                                                                    896,000           1,028,000
                                                                               ------------       -------------
         Gross (loss) profit ...........................................           (299,000)            396,000
                                                                               ------------       -------------
Operating expenses:
     Selling, general and administrative ...............................          6,826,000           4,655,000
     Research and development ..........................................          1,330,000             461,000
     Litigation settlement .............................................               --                49,000
                                                                               ------------       -------------
         Total operating expenses ......................................          8,156,000           5,165,000
                                                                               ------------       -------------
         Loss from operations ..........................................         (8,455,000)         (4,769,000)
Interest expense .......................................................         (1,394,000)         (1,528,000)
Interest credit ........................................................            597,000                --
Interest income ........................................................            644,000                --
Other income, net ......................................................             84,000               5,000
                                                                               ------------       -------------

Loss before extraordinary gain .........................................         (8,524,000)         (6,292,000)

Extraordinary gain .....................................................               --               807,000
                                                                               ------------       -------------

Net loss ...............................................................         (8,524,000)         (5,485,000)

Preferred  stock  dividends  (including  beneficial
    conversion feature of approximately $44,114,000 for
    the year ended June 30, 2000) ......................................        (45,746,000)         (1,446,000)
                                                                               ------------       -------------

Net loss available to common stockholders ..............................       $(54,270,000)       $ (6,931,000)
                                                                               ============       =============

Basic and diluted net loss per share (after
    provision for  preferred stock dividends)
       Loss before extraordinary gain ..................................       $      (2.26)       $      (0.57)
       Extraordinary gain ..............................................               --                  0.06
                                                                               ------------        ------------
       Net loss available to common ....................................       $      (2.26)       $      (0.51)
         stockholders ..................................................       ============        ============

Weighted average common shares outstanding -
    basic and diluted ..................................................         23,976,000          13,597,000
                                                                               ============        ============

     The accompanying notes are an integral part of the financial statements

                                           U.S. WIRELESS DATA, INC.
                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                        Series A                    Series C              Common
                                                                     Preferred Stock             Preferred Stock          Stock
                                                                  Shares         Amount       Shares        Amount        Shares
                                                                  ------         ------       ------        ------        ------
                                                                                                                     <C
Balance at June 30, 1998 ...................................    3,060,000   $  3,060,000         --       $   --        12,195,358
Conversion of Series A preferred  stock to common stock ....   (1,475,000)    (1,475,000)        --           --         1,322,752
Redemption of Series A preferred stock .....................     (833,000)      (833,000)        --           --              --
Issuance of common stock and warrants for services .........         --             --           --           --           320,000
Issuance of shares for Series A preferred stock dividend ...         --             --           --           --            27,528
Issuance of common stock ...................................         --             --           --           --           475,000
Exercise of stock warrants .................................         --             --           --           --           408,459
Exercise of stock options ..................................         --             --           --           --             5,000
Issuance of common stock in  conversion of bridge loan .....         --             --           --           --         2,933,671
Issuance of stock options for services .....................         --             --           --           --              --
Issuance of warrants for services ..........................         --             --           --           --              --
Issuance of warrants in consideration of Series B
   preferred stock .........................................         --             --           --           --              --
Series B preferred stock "in the money conversion feature"..         --             --           --           --              --
Series A preferred stock dividend declared ($.08 per share)          --             --           --           --              --
Series B preferred stock dividend declared ($.01  per share)         --             --           --           --              --
Issuance of warrants with 6% convertible debenture .........         --             --           --           --              --
6% convertible subordinated debentures "in the
  money conversion feature" ................................         --             --           --           --              --
Accretion  of  mandatorily  redeemable  preferred stock ....         --             --           --           --              --
Net loss ...................................................         --             --           --           --              --
Expiration of "put" feature on  redeemable common stock ....         --             --           --           --            44,807
Reclassification of redeemable common stock ................         --             --           --           --            83,500
                                                             ------------   ------------  -----------    ---------    ------------
Balance at June 30, 1999 ...................................      752,000        752,000         --           --        17,816,075

Issuance of Series C preferred stock .......................         --             --      5,586,600       56,000            --
Series C preferred stock offering costs ....................         --             --           --           --              --
Issuance of common stock to be distributed .................         --             --           --           --           243,000
Sale and other issuances of common stock ...................         --             --           --           --         2,673,379
Conversion of 6% debentures to common stock ................         --             --           --           --           718,018
Conversion of Series A preferred stock to common stock .....     (752,000)      (752,000)        --           --         1,134,113
Series B preferred stock dividends waived ..................         --             --           --           --              --
Issuance of warrants to bridge note holders ................         --             --           --           --              --
Exercise of stock warrants and options .....................         --             --           --           --         9,108,563
Issuance of common stock and warrants for services .........         --             --           --           --           703,600
Issuance of options to Board of Directors ..................         --             --           --           --              --
Issuance of warrants to induce redemption of Series B
  preferred stock (deemed dividends) .......................         --             --           --           --              --
Series C preferred stock "in the money conversion feature"..         --             --           --           --              --
Accretion of Series B preferred stock ......................         --             --           --           --              --
Series B preferred stock dividend declared ($.045 per
  share) ...................................................         --             --           --           --              --
Net loss ...................................................         --             --           --           --              --
                                                             ------------    -----------  -----------    ---------    ------------

Balance at June 30, 2000 ...................................         --      $      --      5,586,600    $  56,000      32,396,748
                                                             ============    ===========  ===========    =========    ============




                                                                Common     Additional     Common
                                                                Stock        Paid in    Stock to be   Accumulated
                                                                Amount       Capital    Distributed      Deficit        Total
                                                                ------     ----------   -----------   -----------       -----
Balance at June 30, 1998 ................................... $12,195,000 $ 10,222,000    $   --     $(28,022,000)   $(2,545,000)
Conversion of Series A preferred  stock to common stock ....   1,323,000      183,000        --          (31,000)          --
Redemption of Series A preferred stock .....................        --        (53,000)       --         (114,000)    (1,000,000)
Issuance of common stock and warrants for services .........     320,000    1,157,000        --             --        1,477,000
Issuance of shares for Series A preferred stock dividend....      28,000       77,000        --             --          105,000
Issuance of common stock ...................................     475,000     (159,000)       --             --          316,000
Exercise of stock warrants .................................     408,000     (243,000)       --             --          165,000
Exercise of stock options ..................................       5,000       (4,000)       --             --            1,000
Issuance of common stock in  conversion of bridge loan .....   2,934,000   (1,173,000)       --             --        1,761,000
Issuance of stock options for services .....................        --        449,000        --             --          449,000
Issuance of warrants for services ..........................        --        264,000        --             --          264,000
Issuance of warrants in consideration of Series B
   preferred stock .........................................        --        168,000        --             --          168,000
Series B preferred stock "in the money conversion feature"..        --        391,000        --         (391,000)          --
Series A preferred stock dividend declared ($.08 per share)         --        354,000      43,000       (439,000)       (42,000)
Series B preferred stock dividend declared ($.01  per share)        --           --          --          (14,000)       (14,000)
Issuance of warrants with 6% convertible debenture .........        --        218,000        --             --          218,000
6% convertible subordinated debentures "in the
  money conversion feature" ................................        --        279,000        --             --          279,000
Accretion  of  mandatorily  redeemable  preferred stock ....        --           --          --         (571,000)      (571,000)
Net loss ...................................................        --           --          --       (5,485,000)    (5,485,000)
Expiration of "put" feature on redeemable common stock .....      45,000      (45,000)       --             --             --
Reclassification of redeemable common stock ................      83,000       (3,000)    200,000           --          280,000
                                                             ----------- ------------    --------   ------------    -----------
Balance at June 30, 1999 ...................................  17,816,000   12,082,000     243,000    (35,067,000)    (4,174,000)


Issuance of Series C preferred stock .......................        --     55,810,000        --             --       55,866,000
Series C preferred stock offering costs ....................        --     (6,767,000)       --             --       (6,767,000)
Issuance of common stock to be distributed .................     243,000         --      (243,000)          --             --
Sale and other issuances of common stock ...................   2,673,000   (1,293,000)       --             --        1,380,000
Conversion of 6% debentures to common stock ................     718,000      311,000        --             --        1,029,000
Conversion of Series A preferred stock to common stock .....   1,134,000     (360,000)       --          (22,000)          --
Series B preferred stock dividends waived ..................        --           --          --           91,000         91,000
Issuance of warrants to bridge note holders ................        --        451,000        --             --          451,000
Exercise of stock warrants and options .....................   9,109,000   (8,861,000)       --             --          248,000
Issuance of common stock and warrants for services .........     704,000      (11,000)       --             --          693,000
Issuance of options to Board of Directors ..................        --        381,000        --             --          381,000
Issuance of warrants to induce redemption of Series B
  preferred stock (deemed dividends) .......................        --        628,000        --         (628,000)          --
Series C preferred stock "in the money conversion feature"..        --     44,114,000        --      (44,114,000)          --
Accretion of Series B preferred stock ......................        --           --          --         (898,000)      (898,000)
Series B preferred stock dividend declared ($.045 per
  share) ...................................................        --           --          --          (84,000)       (84,000)
Net loss ...................................................        --           --          --       (8,524,000)    (8,524,000)
                                                             ----------- ------------    --------   ------------    -----------

Balance at June 30, 2000 ................................... $32,397,000 $ 96,485,000    $   --     $(89,246,000)   $39,692,000
                                                             =========== ============    ========   ============    ===========



     The accompanying notes are an integral part of the financial statements

                            U.S. WIRELESS DATA, INC.
                            STATEMENTS OF CASH FLOWS
                                                                                                     For the years ended June 30,
                                                                                                     2000                    1999
                                                                                                     ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .......................................................................           $ (8,524,000)           $ (5,485,000)
    Adjustments to reconcile net loss to net cash (used in)
      operating activities:
       Depreciation and amortization ...............................................                223,000                 301,000
       Bad debt expense ............................................................                 49,000                    --
       Write down of inventory .....................................................                385,000                  23,000
       Gain on sale of merchant portfolio ..........................................               (124,000)                   --
       Non-cash consulting services and other ......................................              1,073,000               1,652,000
       Non-cash compensation expense-variable stock option .........................                   --                (1,327,000)
       Non-cash interest expense ...................................................                451,000               1,307,000
       Non-cash reduction of payment due supplier ..................................                   --                  (240,000)
       Extraordinary gain ..........................................................                   --                  (807,000)
       Loss on sale of fixed assets ................................................                 40,000                    --
       Changes in current assets and liabilities:
          Accounts receivable ......................................................                  3,000                (123,000)
          Notes receivable .........................................................                (79,000)                   --
          Inventory ................................................................               (215,000)                261,000
          Other current assets .....................................................               (136,000)                111,000
          Escrow for professional fees .............................................                112,000                    --
          Accounts payable .........................................................               (184,000)               (307,000)
          Accrued liabilities ......................................................                237,000                 745,000
                                                                                               ------------            ------------
              Net cash (used in) operating activities ..............................             (6,689,000)             (3,889,000)
                                                                                               ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of fixed assets ....................................................               (871,000)                (47,000)
       Proceeds from sale of merchant portfolio ....................................                450,000                 (81,000)
       Proceeds from sale of fixed assets ..........................................                 41,000                    --
       Restricted cash .............................................................               (459,000)                   --
       Increase in other assets ....................................................                (97,000)                (57,000)
                                                                                               ------------            ------------
              Net cash (used in) investing activities ..............................               (936,000)               (185,000)
                                                                                               ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock ......................................                930,000                  27,000
       Principal payment on borrowings .............................................             (1,872,000)               (149,000)
       Net proceeds from issuance of debt ..........................................              1,575,000               3,141,000
       Net proceeds from issuance of convertible debenture .........................                   --                 1,800,000
       Proceeds from issuance of Series C preferred stock ..........................             55,866,000                    --
       Payments of offering costs for Series C preferred stock .....................             (6,767,000)                   --
       Net proceeds from issuance of Series B preferred stock ......................                   --                   676,000
       Proceeds from exercises of options and warrants .............................                248,000                    --
       Redemption of Series A preferred stock ......................................                   --                (1,000,000)
       Redemption of Series B preferred stock ......................................             (2,549,000)                   --
       Redemption of convertible debenture .........................................             (1,000,000)                   --
                                                                                               ------------            ------------
              Net cash provided by financing activities ............................             46,431,000               4,495,000
                                                                                               ------------            ------------

Net increase in cash ...............................................................             38,806,000                 421,000
Cash at beginning of year ..........................................................                425,000                   4,000
                                                                                               ------------            ------------

Cash at end of year ................................................................           $ 39,231,000            $    425,000
                                                                                               ============            ============

     The accompanying notes are an integral part of the financial statements

                            U.S. WIRELESS DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS


       NOTE 1 - THE COMPANY

             The Company was incorporated in the State of Colorado on July 30, 1991. The Company relocated its principal executive office from California to New York City in February 2000. The Company is in the business of providing products and services to enable the use of wireless technology for electronic payment and other transactions. The Company's Synapse service ("Synapse") (formerly Wireless Express Payment Service or WEPS) serves as a link joining all parties involved in a wireless point-of-sale ("POS") transaction. This enables businesses requiring mobility and/or faster transaction speed to accept non-cash payments utilizing wireless technology. By providing a seamless interface between a merchant's POS terminal(s), wireless carriers and front-end processors, credit, debit and other card transactions can be processed as fast as cash, without the cost and inconvenience of being tethered to a telephone line. In addition, Synapse's Internet-based tools offer on-line terminal activation and online/real-time transaction monitoring, reporting and remote terminal diagnostics.


       NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation

             The accompanying financial statements included herein have been prepared in accordance with generally accepted accounting principles. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Financial Condition and Liquidity

             The Company has incurred recurring losses from operations and has an accumulated deficit of approximately $89 million. The Company expects expenses to continue to exceed revenues during the initial phases of the business plan.

             The Company's cash position of approximately $39 million provides the Company, in management's opinion, with the financial resources to pursue it's business plan and fund anticipated deficits. As of June 30, 2000, the Company is debt free and has no current financing needs.

       Cash and Cash Equivalents

             Investments in money market funds and highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company maintains its cash balances with certain financial institutions. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to approximately $39,131,000 at June 30, 2000.

       Inventory

            Inventory is stated at the lower of cost or market, cost being determined by the first-in, first-out method.

       Fixed Assets

             Fixed assets are stated at cost. Equipment and furniture are depreciated on a straight-line basis over their estimated useful lives (generally three to seven years). Leasehold improvements are amortized on a straight-line basis over the term of the lease, which approximates their estimated useful lives. Maintenance and repairs are charged to operations as incurred.

       Processing Units Deployed

             Until the third quarter of fiscal 1999, merchants that subscribed to the Company's credit card processing service usually received a TRANZ Enabler unit that provides the wireless communications and processing functionality. As these units were deployed at a customer location, the asset value was transferred from inventory to "Processing units - deployed" and depreciated via a charge to Cost of Revenue over its estimated useful life of 48 months. The Company retains title to the TRANZ Enabler units and earns usage income on the units while they are deployed at the customer location. With the evolution of the Company's business plan to distribution through merchant acquirers, the Company phased out the sale of credit card offerings directly to merchants and the associated "deployment" of the TRANZ Enabler.

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

            During  fiscal  2000  and  1999,  Cardservice  International,   Inc.
       accounted for approximately 52% and 40% of revenues, respectively.

       Research and Development Costs

             Research and development costs are expensed as incurred.

       Advertising and Promotion

             Costs of advertising are expensed as incurred. Advertising and promotion expense for the years ended June 30, 2000 and 1999 amounted to approximately $229,000 and $45,000, respectively.

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

       Net Loss Per Share

             Earnings (loss) per common share (EPS) is computed using Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes standards for the computation, presentation and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company's stock options and warrants and assumed conversion of convertible securities. During fiscal 2000 and 1999, such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options, warrants and conversions could potentially dilute earnings per share in the future.

       Fair Value of Financial Instruments

             The carrying value of the Company's financial instruments including accounts receivable, accounts payable, notes receivable, accrued liabilities and debt approximate their fair values due to their relatively short maturities.

       Accounting for Derivatives and Financial Instruments

             SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS 137, Deferral of the Effective Date of SFAS 133, which amends SFAS 133, by deferring the effective date to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

       Internally Developed Software

             Certain costs of developing or obtaining software for internal use are required to be capitalized beginning in fiscal 2000. No such costs were incurred during the year ended June 30, 2000.

       New Pronouncements

             In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No.101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is required to adopt SAB 101 by the quarter ending June 30, 2001. The adoption of SAB 101 is not expected to have a material effect on the Company's reported results of operations, financial position or cash flow.


       NOTE 3 - BRIDGE FINANCING AND PRIVATE PLACEMENT

       Bridge Financing

             On December 23, 1999, the Company entered into an agreement with Commonwealth Associates, L.P. ("Commonwealth") in connection with the private placement (the "Private Placement") of the Company's Series C Convertible Preferred Stock (the "Series C Preferred Stock").

             In connection with the engagement of Commonwealth, the Company entered into an agreement with ComVest Capital Management, LLC ("ComVest"), an affiliate of Commonwealth, pursuant to which ComVest initially lent the Company $1,000,000 and Dean M. Leavitt, the Company's Chairman and Chief Executive Officer lent the Company $100,000 (the "Bridge Financing"). ComVest and Mr. Leavitt subsequently lent the Company an additional $250,000 and $25,000, respectively. The loans were collateralized by substantially all of the Company's assets pursuant to general security agreements and bore interest at a rate of 8% per annum. The notes were due on the earlier of (x) the date a change of control (as defined in the note) occurs, (y) the date the Company concludes a debt or equity financing in which the Company receives at least $5,000,000 of gross proceeds or (z) December 30, 2000. The notes included certain negative covenants, including prohibitions on the payment of certain dividends, redemptions and asset sales and limitations on the incurrence of indebtedness, liens and the issuance, prior to March 31, 2000, of securities not specifically exempted. The lenders had the option to convert the outstanding principal amount of the notes into securities issued in connection with any private placement transaction on the same terms as investors in such placement. In addition, the Company agreed to appoint a designee of the bank affiliate lender to the Board and to have an observer present at all meetings of the Board. In addition to the Bridge Financing, the Company also borrowed $125,000 from ComVest and $75,000 from Mr. Leavitt (the "Additional Notes"). The Additional Notes were due on demand and interest free. The Company repaid the full outstanding amount of the Bridge Financing and Additional Notes on March 17, 2000 from the Private Placement described below. The rights under the Bridge Financing expired on March 17, 2000, when the loans were repaid.

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

             The Company entered into Economic Participation Agreements with the bridge lenders since there were not enough shares authorized for the warrants to be exercised. The lenders would have been entitled to certain liquidated damages if an amendment to the Company's Articles of Incorporation increasing the number of shares authorized was not filed by September 30, 2000, but such amendment was filed on September 22, 2000.

             The Company established the value of the Bridge Warrants based upon an assessment of the market rate of interest for debt securities with similar attributes but without the stock purchase warrants feature. For the year ended June 30, 2000, the Company recorded a discount on the notes from the Bridge Financing via a charge of $451,000 against the face value of the notes for a proportionate amount of the warrant valuation. The Company accreted the carrying value of the notes to their full face value by the time of repayment on March 17, 2000.

       Private Placement

             Commonwealth acted as placement agent in the Private Placement pursuant to which an aggregate of 558.66 Units were sold at $100,000 per Unit for aggregate gross proceeds of $55,866,000. The Private Placement was closed in three tranches on March 17, 2000, March 28, 2000 and May 31, 2000. Each Unit consists of 10,000 shares of the Company's Series C Preferred Stock (which is initially convertible into 66,667 shares of Common Stock) and warrants to purchase Common Stock equal to 25% of the number of shares into which the Series C Preferred Stock is convertible.

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

             The Company is obligated to file a registration statement with respect to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock and exercise of the Unit Warrants under the Securities Act within nine months of the closing of the Private Placement. The investors also have certain "piggyback" registration rights with respect to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock and the exercise of the Unit Warrants.

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

             Several of the Company's officers and directors purchased Units in the Private Placement. Dean M. Leavitt, the Company's Chairman and Chief Executive Officer purchased 2.5 Units, Charles I. Leone, the Company's Chief Financial Officer, Chief Operating Officer and Secretary purchased 1 Unit and Robert E. Robichaud, the Company's former Chief Financial and Accounting Officer, Treasurer and Secretary purchased .75 of a Unit. Edwin Cooperman, a member of the Board, purchased 1 Unit and each of Michael S. Falk and Amy Newmark, both also members of the Board, purchased 2.5 Units. Barry Kaplan, also a member of the Board, purchased 25 Units. Mr. Kaplan also received from Commonwealth at no charge a warrant to purchase 1.5 Units exercisable at $100,000 per Unit (from the warrants Commonwealth received as compensation in the Private Placement).

             As part of its compensation, Commonwealth received warrants to purchase 139.664 Units, exercisable at $100,000 per Unit, a commission equal to $3,910,620, which is 7% of the gross proceeds raised in the Private Placement, and a structuring fee equal to $1,675,980, which is 3% of the gross proceeds raised in the Private Placement. Pursuant to a prior agreement with Peter J. Solomon Securities Company Limited ("PJSC") relating to financing transactions entered into by the Company, the Company issued to PJSC warrants to purchase 27.935 Units at $100,000 per Unit and a fee equal to $400,000. The warrants are exercisable commencing on the date of issuance and for seven years thereafter. The Company valued the unit warrants at $6.15 million.

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

             As a condition to the completion of the Private Placement, the Company agreed that the exercise price of a warrant owned by Dean M. Leavitt, the Company's Chairman and Chief Executive Officer, to purchase 2,687,500 shares of Common Stock should be reduced from $3.00 per share to the market price of the Common Stock on January 4, 2000. In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation". The interpretation is not effective until July 1, 2000. Had the interpretation been in effect on the date of the repricing, the warrant would have been considered a variable warrant. In compliance with this new interpretation, the Company will adjust compensation expense based upon the Common Stock price difference from the closing Common Stock price on July 1, 2000 versus the closing Common Stock price at any measurement date multiplied by the number of outstanding warrants at the measurement date. On September 20, 2000, the closing stock price was less than June 30, 2000, therefore, no compensation expense would have been recorded.

            As a result of the Bridge Financing and Private Placement, Commonwealth may be deemed to control the Company.


       NOTE 4 - NOTES RECEIVABLE

             The Company has two notes receivable outstanding with two former employees. The notes receivable consist of one note in the amount of $56,000 due on June 22, 2001 with an interest rate of 9.5% and a second note in the amount of $23,000 due on June 15, 2001 with an interest rate of 9%. The notes are collateralized by stock of the Company purchased with the proceeds of the notes.


       NOTE 5 - INVENTORY

                                                               June 30,
                                                          2000           1999
                                                          ----           ----
         Inventory consists of:
           Raw material                              $   177,000    $   144,000
           Finished goods                                360,000        331,000
           Lower of cost or market reserve              (492,000)      (260,000)
                                                     -----------    -----------
                                                     $    45,000    $   215,000
                                                     ===========    ===========

             The Company has established a reserve to reflect the estimated net realizable value of the inventory as of June 30, 2000 and 1999


       NOTE 6 - PROCESSING UNITS DEPLOYED AND FIXED ASSETS

                                                               June 30,
                                                          2000           1999
                                                          ----           ----
         Processing units deployed consists of:
           Processing units deployed                 $   159,000    $   600,000
           Less: accumulated depreciation               (159,000)      (192,000)
                                                     -----------    -----------
                                                     $      --      $   408,000
                                                     ===========    ===========

         Fixed assets consist of:
           Equipment and furniture                   $ 1,082,000    $   509,000
           Leasehold improvements                        214,000           --
           Demo equipment                                 21,000         28,000
           Less accumulated depreciation
             and amortization                           (262,000)      (132,000)
                                                     -----------    -----------
                                                     $ 1,055,000    $   405,000
                                                     ===========    ===========

       NOTE 7 - ACCRUED LIABILITIES

                                                                June 30,
                                                          2000           1999
                                                          ----           ----
         Accrued liabilities consists of:
           Accrued compensation                      $   314,000    $   143,000
           Accrued consulting fees                          --           65,000
           Accrued professional fees                     135,000        130,000
           Accrued Series B Preferred stock penalty         --           74,000
           Other                                          49,000          1,000
                                                     -----------    -----------
                                                     $   498,000    $   413,000
                                                     ===========    ===========

       NOTE 8 - BORROWINGS

         Borrowing consist of the following:                    June 30,
           Current portion:                               2000           1999
                                                          ----           ----
             Note payable - supplier - OMRON         $      --      $     2,000
             Note payable - investors - RBB                 --          250,000
             Note payable - lawsuit settlement              --           20,000
             Convertible debenture                          --        2,000,000
                                                     -----------    -----------
                                                     $      --      $ 2,272,000
                                                     ===========    ===========

         Long-term portion - lawsuit settlement      $      --      $    25,000
                                                     ===========    ===========

       Note Payable - Supplier - OMRON

             The note payable to a supplier was in default at June 30, 1998. The Company continued to accrue monthly interest. During August 1998, the Company and the supplier reached an agreement to cure the default with a restructuring of the terms of the note that reduced the balance due by $240,000. This adjustment was recorded as a credit to cost of revenue. As of June 30, 2000, the Company owed $47,000 of accrued interest included in accounts payable.

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

             On March 12, 1999, the Company borrowed $250,000 from RBB Bank Aktiengesellschaft, which is the agent for the holders of certain shares of the Company's Series A Preferred Stock, $1,000,000 of the 6% Debentures, and 227,000 shares of Series B Preferred Stock, through a $250,000 promissory note (the "RBB Promissory Note") bearing interest at 10% per annum due July 12, 1999 or upon obtaining certain financing. Liviakis Financial Communications, Inc. agreed to guarantee the note. The Company issued 50,000 shares of common stock with a fair market value of $44,000 at date of closing to RBB Bank, which was recorded as interest expense. RBB Bank agreed to waive the right to immediate repayment of the $250,000 note (which was originally payable upon completion of the next funding received by the Company of at least $1,000,000). RBB Bank agreed to forebear initiating an action against the Company to collect the amount due until the earlier of receipt by the Company of funding in the aggregate of at least $2,500,000, or December 1, 1999.

             On March 17, 2000, the Company repaid the $250,000 note in connection with the redemption of RBB's interest in Series B Preferred Stock and 6% Debentures.

       Note Payable - Lawsuit Settlement

             As part of a lawsuit settlement, the Company executed a $60,000 note payable in September 1997 which was due in installments as follows:
       $5,000 due March 17, 1998; $10,000 due September 17, 1998; $20,000 due
       September 17, 1999; and $25,000 due September 17, 2000. The first two installments were paid in fiscal 1999 and the balance in fiscal 2000.

       6% Convertible Subordinated Debentures

             In July 1998, the Company completed a private offering of $2,000,000 of 6% Convertible Subordinated Debentures ("6% Debentures") due July 21, 2000 and warrants to purchase 100,000 shares of common stock at $4.50 per share, which expire on July 21, 2001. The shares of common stock underlying the 6% Debentures and warrants carry registration rights. The 6% Debentures were subordinated generally to all other obligations of the Company excluding obligations to any subsidiary of the Company and obligations with respect to shares of capital stock of the Company. The net proceeds to the Company from the offering were approximately $1.8 million. The Company used approximately $250,000 of the proceeds from the offering to pay off the $250,000 bridge loan to RBB Bank. The warrants had a fair value of $218,000 at date of issuance which was being recognized as interest expense over the term of the 6% Debentures. The Company also issued a warrant to purchase 60,000 shares of its common stock at $4.50 per share expiring on July 21, 2001 to the finder which assisted the Company with the private placement. The shares underlying the warrant have "piggyback" registration rights. The fair value of the warrant was approximately $131,000 at date of issuance and was being expensed to operations over the term of the 6% Debentures.

             The 6% Debentures included an "in the money" conversion feature which allowed the holder to convert to common stock at an initial discount of 20% from fair market value, as defined. The value of the "in the money" conversion feature approximated $279,000 and was recognized as interest expense. The Company also agreed to a 2% cash penalty if the Company was unable to obtain an effective registration statement on the shares within 120 days from the issue date and an additional 3% for every 30-day period thereafter until the registration statement was effective. In the event the registration statement was not effective within 180 days of July 21, 1998, the holders could require redemption by the Company at an amount equal to 120% of the face value, plus accrued interest.

             The Company had a commitment to file a registration statement with the Securities and Exchange Commission by October 7, 1998, with effectiveness by November 18, 1998, covering the shares of common stock issuable upon conversion of the 6% Debentures and related warrants. A registration was not effective with the Securities and Exchange Commission by that date, and the Company became obligated to pay a cash penalty of two percent (2%) of the face amount of the 6% Debentures and thereafter an amount equal to three percent (3%) of the face amount for every thirty calendar days (or any fraction thereof) until the registration was effective. The Company had not filed or obtained effectiveness of a registration statement by January 18, 1999, thereby giving the holders the right to require the Company to redeem the 6% Debentures at 120% of face value plus accrued and unpaid interest and penalties to the date of redemption. Therefore, the Company recorded this 20% premium as interest expense in the amount of $400,000 in January 1999. In addition, the Company expensed the remaining unamortized debt issuance cost of approximately $279,000 and unamortized debt discount of approximately $145,000 due to the debt being redeemable for failure to obtain effectiveness of the registration statement. The Company also recorded $340,000 in penalties as of June 30, 1999 for this obligation. On May 6, 1999, the Company and the 6% Debenture holders agreed to convert all the accrued interest and penalties into shares of the

       Company's Series B Preferred Stock. The Company issued 454,705 shares of Series B Preferred Stock at $1.00 per share to compensate the 6% Debenture holders for the penalties and interest owed on the 6% Debentures through June 30, 1999. As part of this agreement, the 6% Debenture holders agreed to adopt the default timetable and remedies defined in the Series B Preferred Stock purchase agreement and to waive their rights arising out of certain prior defaults. In connection with the 20% redemption premium noted above, the Company reversed the $400,000 accrual as a credit to interest expense in the fourth quarter of fiscal 1999 related to the waiver.

             During fiscal 2000, holders of the 6% Debentures converted $1,029,000 of the debt plus accrued interest into approximately 718,000 shares of common stock per the specified conversion formula. Upon conversion of the 6% Debentures, approximately $225,000 of interest previously accrued was waived by the holders and recorded as an interest credit. In addition, the Company redeemed the balance of $1,000,000 of 6% Debentures from RBB Bank for a price equal to 125% of the principal amount. In connection with the redemption, RBB Bank waived certain accrued penalties. As of June 30, 2000, no 6% Debentures remain outstanding.


       NOTE 9 - OTHER CURRENT LIABILITIES

             Other current liabilities at June 30, 1999, consist of deposits for the purchase of 727,272 shares of common stock of the Company, which were issued in the first quarter of fiscal 2000.


       NOTE 10 - ADDITIONAL FINANCING

              For the year ended June 30, 2000, in addition to the Private Placement, the Company raised $930,000 in an additional private offering of common stock and common stock purchase warrants. The Company issued approximately 1,500,000 shares of common stock and warrants to purchase approximately 301,000 shares of common stock. The warrants are exercisable at $1.50 per share through July 6, 2004.

             In the first quarter of fiscal year 2000, a Colorado based management recruiting firm successfully completed a search for a key product development engineer. The Company agreed to pay half the $17,000 fee in the form of 13,600 shares of common stock, which were issued on February 23, 2000.


       NOTE 11 - SERIES A PREFERRED STOCK

             At June 30, 2000, the Company has authorized 15,000,000 shares of no par value preferred stock, of which 4,000,000 shares were designated as Series A Cumulative Convertible Redeemable Preferred Stock ("the Series A Preferred Stock") with a stated value of $1.00 per share. On February 9, 1998, the Company issued 3,060,000 shares of its Series A Preferred Stock in exchange for all $3,060,000 of the Company's 8% Convertible Debentures. The 8% Debentures were issued in December 1997. As of March 2, 2000, no shares are designated Series A Preferred Stock and all shares have been redeemed or converted as described below.

             In conjunction with the Series A Preferred Stock, on August 7, 1998, the Company registered 7,240,356 shares of common stock for sale solely by certain security holders. This offering resulted in no proceeds to the Company. All costs relating to the registration, estimated to be approximately $140,000, were borne by the Company.

       Registration Rights

              The holders of the Series A Preferred Stock had certain registration rights and certain penalties were accrued as a result of the Company's late filing and inability to obtain effectiveness of such registration statement. Such penalties were waived in connection with the redemption of the Series A Preferred Stock.

       Conversion

             Each share of Series A Preferred Stock was convertible at the election of the holder into Common Stock based on the face value of the Series A Preferred Stock being converted, at a rate equal to the lesser of $6.00 per share or 75% of the average of the closing bid price of the Common Stock was reported on the OTC Electronic Bulletin Board or, if available, the closing bid price as quoted on NASDAQ or any other national securities exchange upon which the Common Stock is then listed, over the five trading days prior to conversion. A minimum conversion price of $3.76 per share was in effect from the issuance date through September 6, 1998. Between April 1, 1999 through June 30, 1999, 37,716 shares of Series A Preferred stock were converted to 58,860 shares of Common Stock. During fiscal 2000 and 1999, respectively, approximately 752,000 and 1,475,000 shares of Series A Preferred Stock were converted into 1,134,113 and 1,322,752 of Common Stock at various price levels. The common stock issued upon conversion included Common Stock issuable as dividends accrued on the Series A Preferred Stock at time of conversion.

       Dividends

             Holders of Series A Preferred Stock were entitled to receive cumulative quarterly dividends upon declaration by the Board of Directors at an annual rate of 8% per share which was reduced to 4% per share on August 7, 1998, the effective date of the SEC registration statement covering the Common Stock reserved for conversion. The annual dividend was increased to 8% in September 1998 in conjunction with a partial redemption and agreement to refrain from conversions except per an agreed upon schedule. The Company was entitled to pay the dividends in shares of Common Stock, the number of shares issuable being determined by dividing the amount of the dividend by the same formula as applies to conversions. Unless the full amount of cumulative dividends have been paid or sufficient funds set aside, dividends could not be paid or declared on the Common Stock or any other stock ranking junior to the Series A Preferred Stock.

       Voting

             Generally, the Series A Preferred Stock was not entitled to vote on matters submitted to shareholders except as specifically authorized under Colorado law.

       Liquidation

             In the event of a liquidation or sale of the Company, the Series A Preferred Stockholders were entitled to a per share distribution in preference to common shareholders or any stock of the Company ranking junior to the Series A Preferred Stock of $1.00, plus any accrued but unpaid dividends. If the amount available in liquidation was insufficient to pay the full amount, the Series A Preferred Stockholders would have shared ratably in any distribution first in proportion to their respective liquidation preferences and then in proportion to their respective amounts of accrued but unpaid dividends.

       Voluntary Redemption

             On September 22, 1998, the Company borrowed $1,300,000 from Liviakis Financial Communications, Inc. ("LFC"), a shareholder of the Company, through a note payable. The note payable was due April 1, 1999, bore interest at 8% per year and was collateralized by substantially all available assets of the Company. The Company used $1,000,000 of the proceeds to redeem 833,000 shares of its Series A Convertible Preferred Stock. The Company paid 120% of face value for the redemption. The amount of $167,000 paid in excess of the face value of the preferred shares was recorded as a reduction of additional paid-in capital as the Company had previously recorded as a charge to retained earnings an equivalent amount at the date of issuance for the value of the "in the money" feature. The participating investors, representing approximately 1,342,000 shares of the remaining Series A Preferred Stock, agreed to hold their Series A Preferred shares until at least October 15, 1998, after which time, one-third of the Series A Preferred shares could be converted to Common Stock on each of October 15, November 15 and December 15 of 1998, respectively. As an incentive to these investors, the Company agreed to issue Common Stock purchase warrants exercisable to purchase that number of shares of Common Stock equal to five percent of the number of shares of Series A Preferred Stock held by the participating investor at the end of each period. Pursuant to the agreement, the Company issued warrants for 78,098 shares exercisable at $2.40 per share through October 15, 2001; warrants for 67,084 shares exercisable at $3.36 per share through November 15, 2001 and warrants for 67,084 shares exercisable at $3.69 per share through December 15, 2001. These warrants had a fair value of $351,000 at date of issuance, which has been recorded as a charge to retained earnings.


       NOTE 12 - SERIES B CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED STOCK

             The Company's Articles of Incorporation were amended by director action as of April 29, 1999, to designate 5,000,000 shares of Preferred Stock as Series B Cumulative Convertible Redeemable Preferred Stock (the "Series B Preferred Stock"). On May 6, 1999, the Company sold $1,500,000 worth of Series B Preferred Stock at $1.00 per share. For no additional consideration the Company issued 300,000 Common Stock purchase warrants exercisable at $1.50 per share for five years from April 30, 1999 to the purchaser of the Series B Preferred Stock (the "Series B Preferred Warrants"). Concurrent with the transaction, the holders of the Company's 6% Convertible Debentures agreed to convert all accrued interest and penalties into 454,705 shares of Series B Preferred Stock. The proceeds of the financing were used to pay finders fees of $180,000 plus estimated offering expenses of $41,000 (including approximately $26,000 for the investor's legal fees), professional services fees of $413,000, with the estimated balance of $676,000 used for working capital. In April 1999, the Company received $400,000 in the form of a 10% promissory note from the investor in the Series B Preferred Stock. The note was repaid through the issuance of 400,800 of the 1,500,000 issued shares of Series B Preferred Stock.

             Mr. John Liviakis, a significant shareholder of the Company, also agreed to transfer a total of 443,077 shares of Company Common Stock owned by him to the finder who located the cash purchaser of the Series B Preferred Stock. These shares had a value of $360,000 on the date of issuance, which was charged against the proceeds of the offering. The shares do not have any registration rights.

            As of May 3, 2000, all shares of Series B Preferred Stock had been redeemed by the Company.

             The Company did not have any redemption rights as to the Series B Preferred Stock. The Series B Preferred Stock was convertible into shares of Common Stock at the option of the holders as described below. The Series B Preferred Stock had the following additional rights and preferences.

       Dividends

             The Series B Preferred Stock accrued a cumulative dividend at the annual rate of 6% per annum, payable semi-annually on March 31 and September 30 of each year. The dividend could be paid at the Company's option in cash or shares of Common Stock. If paid in Common Stock, the number of shares issuable as a dividend was determined based on the amount of the dividend being paid, divided by the "Average Quoted Price" of the Common Stock, which is defined in the Designation of Series B Cumulative Convertible Preferred Stock (the "Designation") to be the five-day average closing bid price of the Common Stock as quoted on the OTC Electronic Bulletin Board or one of the NASDAQ markets (if so listed and quoted) or any other exchange where the Common Stock is listed and quoted. All dividends owing to the date of conversion were payable upon any conversion.

       Voting Rights

             Generally, the Series B Preferred Stock did not have voting rights, although it was entitled to one vote per share on those matters upon which all classes of a Colorado corporation's shares are entitled by law to vote upon by class.

       Conversion Terms

             50% of the Series B Preferred Stock was convertible at the option of the holders into shares of the Company's Common Stock beginning on the earlier of 90 days after its issuance date (May 6, 1999) or five days after notice by the Securities and Exchange Commission that the registration statement (to be filed pursuant to the terms of the Registration Rights Agreement) was declared effective. Thirty days thereafter, the remaining shares of the Series B Preferred Stock became convertible into Common Stock. The rate at which the Series B Preferred Stock was convertible (per share of Series B Preferred Stock) into Common Stock was equal to 80% of the average of the closing bid price of the Common Stock over the five trading days prior to conversion (the "Conversion Rate"). The Company could convert the Series B Preferred Stock into Common Stock at its option at any time after the close of business on the second anniversary of the effective date of the Series B Registration Statement at the then-applicable Conversion Rate. The value of the "in the money" conversion feature approximated $391,000 which was recognized as a charge to retained earnings.

             Subject to certain exceptions applicable to mandatory conversions at the behest of the Company and automatic conversions upon the occurrence of certain "Fundamental Changes" (as defined in the Designation), to the extent that convertibility of Series B Preferred Stock would result in beneficial ownership (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended) by a holder in excess of 4.99% of the Company's Common Stock, the number of shares of Series B Preferred Stock that would result in beneficial ownership above 4.99% was not then convertible, notwithstanding any other provision making the shares eligible for conversion.

       Registration and Redemption Rights

             In the fourth quarter of fiscal 1999, the Company entered into an agreement with the purchasers of the Series B Preferred Stock and holders of the 6% Debentures to file a registration statement with the SEC covering the common stock underlying the Series B Preferred Stock, a common stock purchase warrant issued at the same time as the Series B Preferred Stock, the 6% Debentures, and the common stock purchase warrants issued to the 6% Debenture holders in July, 1998, within 30 days of May 11, 1999, to be effective within 90 days of May 11, 1999. Failure to file the registration statement by June 10, 1999 and/or obtain effectiveness of it by August 9, 1999, was to result in the accrual of penalties against the Company. The Company did not file the required registration statement until June 30, 1999, and the registration statement has never been declared effective. The Series B Preferred Stock and 6% Debentures ultimately became subject to redemption at the option of the holders for failure to obtain effectiveness of the registration statement. The Company became subject to a late filing penalty of $74,000 and accrued "late effectiveness" penalties of $413,000 for the year ended June 30, 2000. Upon redemption of these securities, approximately $372,000 of the penalties were waived by the holders and recorded as an interest credit in the year ended June 30, 2000. Offering costs, and valuation of related warrants and incentive shares were recorded against the aggregate preference value of the preferred stock and were accreted up to the full redemption value by the date of mandatory redemption. Accretion and accrued dividends for the year ended June 30, 2000 and 1999 were $982,000 and $584,000, respectively. As described below in this note, the Company redeemed or converted all outstanding shares of Series B Preferred Stock and 6% Debentures on or before May 3, 2000.

             On January 20, 2000, the Company issued a 22,500 share common stock purchase warrant to RBB Bank as an inducement to redeem 227,353 shares of Series B Preferred Stock held by RBB Bank, exercisable at $1.50 per share. The warrant vests immediately, was issued with an exercise price equal to the market price of the underlying stock on the date of grant, and expires on July 6, 2004. The Company valued the warrant at $32,000, which was charged as a deemed dividend to accumulated deficit. On March 17, 2000, the Company redeemed 227,353 shares of Series B Preferred Stock from RBB Bank for a price equal to 125% of the stated value. In connection with the redemption, RBB waived certain accrued penalties and dividends.

             On March 31, 2000, the Company redeemed 1,500,000 shares of the Company's Series B Preferred Stock from Bold Street, LLC, for a price equal to 125% of the stated value, plus accrued dividends. As an inducement for the redemption, the Company also issued a Common Stock purchase warrant, expiring April 30, 2004, to purchase 150,000 shares of Common Stock, exercisable at $2.28 per share. In connection with such redemption, Bold Street waived certain accrued penalties. Bold Street received certain "piggyback" registration rights as to the shares of common stock underlying the warrant. The Company valued the warrant at $536,000, which was charged as a deemed dividend to accumulated deficit.

            On May 3, 2000, pursuant to purchase agreements reached with the holders, the Company redeemed the remaining 227,352 outstanding shares of Series B Preferred Stock for an aggregate price of $350,000 and, as an inducement for the redemptions, issued common stock purchase warrants, expiring April 30, 2004, to purchase an aggregate of 25,000 shares of the Company's Common Stock at an exercise price of $1.50 per share. The Company valued the warrants at an aggregate of $60,000 on the date of grant, which was charged as a deemed dividend to accumulated deficit.

            In connection with the redemption, the holders waived dividends previously accrued in the amount of $91,000.

       NOTE 13 - SERIES C CONVERTIBLE PREFERRED STOCK

             On March 10, 2000, the Company authorized 8,450,000 shares as Series C Convertible Preferred Stock with a stated value of $0.01 per share. See additional disclosures under Private Placement in the Note entitled Bridge Financing and Private Placement.

       Liquidation Value

             In the event of a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series C Preferred Stock will be entitled to receive for each of their shares, prior and in preference to any distribution to the holders of the Common Stock or other series of preferred stock, a Liquidation Value equal to $10.00 per share, plus any accrued and unpaid dividends.

       Optional Conversion

             Each Series C Preferred Stock is convertible, at the option of the holder and subject to approval of an amendment to the Company's Articles of Incorporation authorizing sufficient Common Stock (the "Amendment"), into a number of shares of Common Stock determined by dividing (A) the Liquidation Value by (B) the Conversion Price (1.50).

       Automatic Conversion

             The Series C Preferred Stock automatically converts into shares of Common Stock at the then Conversion Price if, commencing three months after the Initial Closing, and the Amendment was adopted, the average closing bid price of the Common Stock exceeds 300% of the Conversion Price for 20 consecutive trading days. In addition, the Series C Preferred Stock automatically converts into shares of Common Stock at the Conversion Price upon a public offering of the Company's securities raising gross proceeds in excess of $30,000,000.

       Ranking

            The Company cannot create or authorize any other stock ranking senior to the Series C Preferred Stock.

       Anti-dilution

             In the event of any capital reorganization or reclassification of the Company, or any consolidation or merger of the Company, or sale, transfer or lease of all or substantially all of its assets which effects the holders of Common Stock in such a way that entitles them to receive stock, securities or assets with respect to or in exchange for their shares, then the holder of the Series C Preferred Stock shall have the right to purchase and receive such securities or assets as would have been issued and payable if the holders of the Series C Preferred Stock had converted their shares into Common Stock immediately prior to such reorganization, reclassification, consolidation, merger or sale.

             If at any time the Company distributes to holders of Common Stock
       (i) securities, (ii) property, or (iii) cash, without fair payment, then the holders of the Series C Preferred Stock, upon conversion, shall be entitled to receive such securities, property or cash that they would have received if they had converted their share into Common Stock immediately prior to the distribution.

             In the event the Company at any time issues additional Common Stock, preferred stock, options, warrants or convertible securities after the date or issuance of the Series C Preferred Stock, at the purchase price lower than the Conversion Price, then, subject to certain exceptions, the Conversion Price will be automatically reduced to such lower purchase price and the number of shares issuable upon conversion of the Preferred Shares shall be increased proportionately.

            The anti-dilution rights may be waived by a vote of the holders of at least 20% of the Series C Preferred Stock.

       Voting Rights

             The holders of Series C Preferred Stock are entitled to one vote per share of Common Stock issuable upon conversion of the Series C Preferred Stock as of the record date for any such vote on all matters submitted to a vote of shareholders of the Company, and the holders of Series C Preferred Stock will vote as a single class with the holders of Common Stock on all matters, except as otherwise required under applicable law and except that the holders of the Series C Preferred Stock are entitled to elect two directors.

       Distribution and Dividends

             If any dividend is declared on the Common Stock, the holders of the Series C Preferred Stock will be entitled to receive dividends pari passu out of legally available funds as if each such share of the Series C Preferred Stock had been converted to Common Stock. No dividend shall be paid on the Common Stock at a rate greater than the rate at which dividends are paid on the Series C Preferred Stock. Dividends to the holder of Series C Preferred Stock will be non-cumulative.

       Modifications and Waivers

             The terms of the Series C Preferred Stock may be amended, modified or waived by agreement of the Company, the Placement Agent and a committee to be designated by the Placement Agent whose members hold in the aggregate not less than 20% of the outstanding Series C Preferred Stock and 20% of the outstanding Warrants (the "Committee"); provided however, that no such amendment, modification or waiver which would decrease the number of Conversion Shares issuable upon the exercise of the Series C Preferred Stock, or increase the Conversion Price therefore (other than as a result of the waiver or modification of any anti-dilution provisions) may be made without approval of the holders of at least 50% of the outstanding Series C Preferred Stock.


       NOTE 14 - COMMON STOCK TO BE DISTRIBUTED

                                                                   June 30,
                                                                2000      1999
                                                                ----      ----
         Common stock to be distributed consists of:
         Series A Preferred Stock Dividend (43,000 shares)  $    --    $  43,000
         Relinquishment of "Put Rights" (200,000 shares)                 200,000
                                                             --------  ---------
                                                             $   --    $ 243,000
                                                             ========  =========

       Series A Preferred Stock Dividend

             Series A Preferred Stock dividends for the last three-quarters of fiscal 1999 had been declared but not issued at June 30, 1999.

       Relinquishment of "Put Rights"

             As described in the Note to these financial statements entitled "Litigation", on April 29, 1999, certain former noteholders holding approximately 83,500 shares of Common Stock, agreed to waive their guarantee and "put" rights in return for the issuance of 200,000 restricted shares of the Company's Common Stock.

       NOTE 15 - STOCK OPTIONS

       Stock Option Plan

             In September 1992, the Company adopted a combined incentive and a non-qualified stock option plan (the "Plan"), which, as amended, provides for the issuance of 2,680,000 shares of Common Stock under the Plan.

             Stock options have been granted under the Plan and outside the Plan at the fair market value of the Common Stock on the date of grant and generally vest over a period of between two and four years. Options granted under the Plan generally must be exercised no later than 10 years from the date of grant. Included in the option grants for the year ended June 30, 1999, are options issued by the Company to purchase 450,000 shares of Common Stock, to various consultants with exercise prices ranging from $2.25 to $3.81 per share with a value of $449,000 at date of issuance. As of June 30, 2000, all options had been canceled.

             Directors who are not employees of the Company each receive an annual stock option to purchase 20,000 shares of the Company's Common Stock. The grant is made pursuant to the Company's 1992 Stock Option Plan as of each director's anniversary date, with an exercise price equal to the market value of the underlying stock as of the date of grant. Options vest 25% on each six-month anniversary following the date of grant.

             The following table summarizes information about stock options outstanding both under the Plan and outside the Plan at June 30, 2000:

                                 Outstanding Options                             Options Exercisable
                                 -------------------                             -------------------
                           Average        Weighted                              Weighted
                           Remaining      Average                               Average
      Range of             Contractual    Exercise     Number                   Exercise       Number
      Exercise Price       Life           Price        Outstanding              Price          Exercisable
      --------------       -------------------------------------------------------------------------------
      $0.00 - $1.00        8.44             $0.70        1,078,934               $0.73           958,934
      $1.00 - $1.50        9.68             $1.46        1,140,000               $1.19            92,000
      $1.50 - $2.50        9.61             $2.40          688,750            $    --               --
      $2.50 - $3.00        8.38             $2.56          297,500               $2.56           106,375
      $3.00 - $8.00        9.04             $4.79          423,500               $5.02           127,900
                                                         ---------                             ---------
                                                         3,628,684                             1,285,209
                                                         =========                             =========

             Stock option transactions relating to both options granted under the Plan and other stock options (discussed below) for the years ended June 30, 1999 and 2000 were are follows:


                                         Under The Plan      Weighted         Outside The Plan    Weighted
                                         Weighted Average    Average          Weighted Average    Average
                                         Number of           Exercise Price   Number of           Exercise Price
               Options Outstanding       Shares              Per Share        Shares              Per Share
               -------------------       -----------------------------------------------------------------
               Balance at June 30, 1998       607,281        $3.51               600,000            $1.00
               Granted                      1,690,000        $2.56             3,150,000            $2.38
               Exercised                       (5,000)       $1.58                 --                 --
               Cancelled                     (517,500)       $3.72            (2,218,416)           $2.98
                                           ----------                         ----------
               Balance at June 30, 1999     1,774,781        $2.55             1,531,584            $1.11
               Granted                        903,750        $2.67             1,350,000            $1.74
               Exercised                     (178,328)       $0.90                 --                 --
               Cancelled                     (890,172)       $3.19              (862,931)           $1.31
                                           ----------                          ---------
               Balance at June 30, 2000     1,610,031        $2.45             2,018,653            $1.44
                                           ==========                          =========

               Exercisable at June 30, 2000   616,556        $1.89               668,653            $1.19
                                              =======                            =======

       Fair Value Disclosures

             Had compensation expense for the Plan been determined based on the fair value of the options at the grant dates for awards under the Plan consistent with the method of accounting prescribed by SFAS No. 123, the Company's net loss and loss per share would have been increased to the proforma amounts indicated below:

                                                                                      June 30,
                                                                                2000               1999
                                                          ------------------------------------------------
      Net loss available to common stockholders           As reported      ($54,270,000)       ($6,931,000)
                  after provision for preferred stock     Pro forma         (55,011,000)        (8,138,000)
                  dividends

      Basic and diluted loss per share                    As reported            $(2.26)             $(.51)
                                                          Pro forma              $(2.29)             $(.60)

             The weighted average fair value of options granted during the year ended June 30, 2000 and 1999 under the Company's stock option plan was $1.74 and $1.63 per option, respectively. In determining the minimum fair value of each option, the Company used the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero; expected volatility of 90% for 2000 and 1999; an average risk-free interest rate of 5.9% and 5.6%, respectively; and an average expected option life of 3.5 years.

       Other Stock Options Granted Outside the Plan

             On August 21, 1998, the Company granted options to a former Chief Executive Officer (Mr. Peirce) to purchase 1,000,000 shares of the Company's Common Stock at $3.438 per share, the estimated fair market value at date of grant. In November 1998, the Company and Mr. Peirce agreed to cancel the original 1,000,000 share option and the Company granted Mr. Peirce an option to purchase 1,300,000 shares of the Company's Common Stock, exercisable at $2.563 per share, the estimated fair market value at date of the grant, for ten years from November 23, 1998. Of such options, options to purchase 39,016 shares were granted as incentive stock options under the Company's Plan. As of Mr. Peirce's March 19, 1999 resignation, options to purchase 189,583 shares were vested.

             In addition to the options granted under the Plan, on August 4, 1997, the Company granted to an employee 600,000 options to purchase Common Stock at an exercise price of $1.00 per share, the market price at date of grant. The options vest ten percent on date of grant and three percent per month thereafter. On November 21, 1997, the Company agreed to pay to the employee any additional income taxes which the employee may incur as a result of the options being non-qualified stock options as compared to incentive stock options. Due to this agreement, the stock options are being accounted for as variable stock options which results in recognition of compensation expense based on the fair market value of the common stock at the end of each reporting period. During the year ended June 30, 1999, the Company recognized $1,327,000 as a credit to compensation expense, which equals the amount previously charged to operations in the prior years.

             On May 13, 1999, the Board of Directors granted non-qualified stock options (not under the Plan) to two former executives of the Company. The former President was granted 600,000 options to purchase common stock exercisable at $0.844 per share for ten years. The option vests 50% at date of grant, with the balance vesting 1/12 per month thereafter. The former Chief Financial Officer was granted 250,000 options to purchase Common Stock with identical exercise price and vesting terms.

             On February 15, 2000, the Board of Directors granted 350,000 non-qualified stock options (not under the Plan) to an executive officer. The options are exercisable at $2.43 per share, which equals the fair market value at the date of grant, with 116,666 shares vesting annually on February 15. The options expire on the earlier of ten years from the grant date or one year after cessation of the optionee's relationship with the Company.

             On March 29, 2000, the Company issued each of the four new members of the Board a nonqualified stock option for 250,000 shares of the Company's Common Stock. The options are exercisable at $1.50 per share, vest one third per yearly anniversary date following grant date and expire on the earlier of ten years from the grant date or one year after cessation of the optionee's relationship with the Company. Since the exercise price for the options was less than the market price of the Common Stock ($6.00) on the date of issue, the Company valued the options under APB 25 at an aggregate of $4.5 million. The value will be charged to compensation expense over the vesting period of the options. For the year ended June 30, 2000, the Company charged $381,000 to compensation expense.

             In connection with stock options granted and to be granted and warrants issued, the Company has reserved 4,912,462 shares of Common Stock at June 30, 2000.

       NOTE 16 - STOCK WARRANTS

            The following table summarizes information about stock warrants outstanding at June 30, 2000:

                           Outstanding Warrants               Warrants Exercisable
                           --------------------               --------------------
                           Weighted                           Weighted
                           Average                            Average
         Range of          Exercise       Number              Exercise        Number
         Exercise Price    Price          Outstanding         Price           Exercisable
         --------------    -------        -----------         --------        -----------
         $0.10             $0.10         6,288,000            $0.10           6,288,000
         $0.88             $0.88         2,687,500            $0.88           2,687,500
         $1.49             $1.47         2,687,500            $1.47           1,567,619
         $1.50             $1.50        10,104,560            $1.50          10,104,560
         $1.59 - $6.00     $2.67           880,432            $2.67             880,432
                                        ----------                           ----------
                                        22,647,992                           21,528,111
                                        ==========                           ==========

              Prior to going public, the Company issued a warrant to purchase a total of 150,000 shares of Common Stock to a former officer, exercisable at $4.00 per share until April 2003. The officer's Warrants do not have registration rights. In fiscal 1993, the Company also issued warrants to one director of the Company to purchase 100,000 shares of Common Stock at $4.00 per share. These were set to expire April 12, 1998 but were extended to February 7, 1999. The Company recorded a charge of $156,000 in connection with the extension of these warrants. The 100,000 warrants expired in February 1999.

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

             In August 1997, the Company issued stock warrants to Liviakis Financial Communications, Inc. and its affiliates. The warrants entitled the holders to purchase up to 1,600,000 shares of the Company's Common Stock at $.01 per share during the period from January 15, 1998 through August 4, 2002. The warrant shares have certain registration rights and antidilution provisions. 1,200,000 of these warrants were exercised in fiscal 1998 with the remaining 400,000 warrants exercised in fiscal 1999.

             In connection with the private offering of 8% Convertible Debentures in December 1997, the Company issued a warrant as part of the finder's fee payment related to the offering. The warrant entitled the holder to purchase 50,000 shares of Common Stock at $6.525 per share during the period from December 10, 1997, through December 9, 2000. The warrant also provided for cashless exercise. The warrant contained antidilution protection and "piggyback" registration rights applicable to the Common Stock issuable upon exercise of the warrant. These warrants had been exercised as of June 30, 2000.

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

             In September 1998, the Company agreed with four holders of its Series A Preferred Stock to redemption of 833,000 shares of Series A Preferred Stock. In conjunction with that redemption, the Company issued three year Common Stock purchase warrants covering a total of 212,266 shares of Common Stock to the four Series A Preferred Stock holders who participated in the partial redemption. The Series A Redemption Warrants were issued as of October 15, November 15 and December 15, 1998. As of June 30, 1999, the warrants had not been exercised. Also in September 1998, the Company agreed to issue warrants to purchase 15,000 shares of Common Stock exercisable at $2.70 per share through September 13, 2001, to JW Genesis Securities, Inc. for its assistance in negotiating the partial redemption of the Series A Preferred Stock. These shares had a fair value of $17,000 on the date of issuance which has been recorded as general and administrative expense. The shares of Common Stock underlying the warrants have "piggy-back" registration rights.

             In conjunction with the issuance of the Series B Preferred Stock in May 1999, the Company issued a Common Stock purchase warrants exercisable until April 30, 2004, to purchase 300,000 shares of Common Stock at $1.50 per share, to the cash purchaser of the Series B Preferred Stock.

             In conjunction with a $500,000 loan to the Company from Mr. Chuck Burtzloff, the CEO and 50% shareholder of Cardservice International, Inc, in October 1998, the Company issued a Common Stock purchase warrant exercisable to purchase 25,000 shares of Common Stock at $3.038 per share through October 27, 2001. The warrant had a fair value of $52,000 at date of issuance which has been recorded as interest expense.

             As part of an employment agreement, the Company issued warrants to an executive, to purchase up to 5,375,000 shares of the Company's Common Stock. Half of the warrants, or 2,687,500, are exercisable at $.875 per share, the market price of the underlying stock at May 3, 1999, the date of grant, and vest 10% upon grant with the balance vesting over the following 12 months. The second 2,687,500 warrants have an exercise price of $1.465 (originally $3.00) per share and vest 50% one year following the grant date with the remaining balance vesting over the following six months.

            On January 20, 2000, the Company issued a 22,500 share Common Stock purchase warrant to RBB Bank as an inducement to redeem shares of Series B Preferred Stock held by RBB Bank, exercisable at $1.50 per share. The warrant vests immediately, was issued with an exercise price equal to the market price of the underlying stock on the date of grant, and expires on July 6, 2004. The Company valued the warrant at $32,000, which was charged as a deemed dividend to retained earnings.

             On March 15, 2000, the Company retained a firm to provide investor relations services. In addition to monthly fees and expenses, the Company agreed to issue a 15,000 share Common Stock purchase warrant each year for the next three years. The warrants vest one year after date of grant, are issued with an exercise price equal to the market price of the underlying stock on the date of grant, and expire five years from the vesting date. The first year grant was issued on March 28, 2000, exercisable at $5.344 per share, which the Company valued at $52,000. The Company charged investor relations expense.

             On March 28, 2000, the Company issued a 50,000 share Common Stock purchase warrant to an executive search firm, exercisable at $5.344 per share. The warrant vests immediately, was issued with an exercise price equal to the market price of the underlying stock on the date of grant, and expires March 27, 2005. The Company valued the warrant at $95,000 (based on the market value of the services received less cash paid), which was charged as executive search expense.

             On May 4, 2000, the Company issued a 25,000 share Common Stock purchase warrant to an executive search firm, exercisable at $3.1875 per share. The warrant vests immediately, was issued with an exercise price equal to the market price of the underlying stock on the date of grant, and expires May 3, 2005. The Company valued the warrant at $25,000 (based on the market value of the services received less cash paid), which was charged as executive search expense.

             On June 30, 2000, the Company issued a 100,000 share Common Stock purchase warrant to James C. Free for consulting services, exercisable at $2.4688 per share. The warrant vests immediately, was issued with an exercise price equal to the market price of the underlying stock on the date of grant, and expires June 30, 2005. The Company valued the warrant at $159,000, which was charged as consulting expense.


       NOTE 17 - WARRANTS TO PURCHASE UNITS

             As part of their compensation related to the Private Placement, Commonwealth and PJSC received warrants to purchase an aggregate of
       167.599 Units (which are identical to the units sold in the Private Placement). The warrants are exercisable at $100,000 per Unit commencing on the date of issuance and for seven years thereafter. The Company valued the unit warrants at $6.15 million.

            See additional disclosures under the caption Private Placement in the Note entitled "Bridge Financing and Private Placement"


       NOTE 18 - BENEFICIAL CONVERSION FEATURE - SERIES C PREFERRED STOCK

             The value of the "in the money" conversion feature for the Series C Preferred Stock as of the closings of the Private Placement approximated $44.114 million. The value was charged as deemed dividends, which increased accumulated deficit for the fiscal year ended June 30, 2000.

       The "in the money" conversion feature was calculated on each closing of the Private Placement as the difference in the market price of the Company's Common Stock on the date of such closing versus the conversion price of the Series C Preferred Stock multiplied by the number of shares of Common Stock that the Series C Preferred Stock would convert into. The "in the money" conversion feature is limited to the gross proceeds less the valuation of the associated Common Stock warrants.


       NOTE 19 - INCOME TAXES

             At June 30, 2000 and 1999, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $36 million and $26 million, respectively. Annual utilization of the loss carry-forwards is subject to significant limitations due to changes in the Company's ownership, which could result in little or no benefit being derived from these carry-forwards. Future changes in ownership could further reduce the annual availability of these benefits. If unused, the carry-forwards will expire beginning in 2008.

             Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carry-forwards. The tax effects of significant items comprising the Company's deferred taxes are as follows:

                                                             June 30,
                                                       2000            1999
                                                       ----            ----
         Deferred tax assets
           Net operating loss carry-forwards     $ 13,563,000     $ 9,721,000
           Inventory reserves                         185,000           9,000
           Allowance for bad debts                     28,000           8,000
           Other                                       77,000         (23,000)
                                                 ------------      ----------
                                                 $ 13,853,000     $ 9,715,000
          Valuation allowance                     (13,853,000)     (9,715,000)
                                                 ------------     -----------
         Net deferred tax asset                  $      --        $      --
                                                 ============     ===========

             The Company has recorded a full valuation allowance on its net deferred tax assets based on current evidence which indicates that it is considered more likely than not that these benefits will not be realized. The valuation allowance increased during fiscal 2000 and 1999 by $4,138,000 and $1,487,000 respectively, due to additional losses for which no tax benefits were recorded.


       NOTE 20 - SALE OF CREDIT CARD PORTFOLIO

             On July 7, 1999, the Company sold a portion of its merchant credit card portfolio to PMT Services Inc., a wholly owned subsidiary of Nova Corporation. The transaction resulted in a cash payment to the Company of $450,000. The sale included approximately 450 installed Company owned TRANZ Enabler point-of-sale devices deployed with a portion of the respective merchants. A gain of $124,000 was recorded on the sale as other income.

       NOTE 21 - EMPLOYEE BENEFIT PLAN

             In April 1994, the Company established a qualified Section 401(K) Savings Plan. The Plan allows eligible employees to contribute up to 15% of their salaries on a pre-tax basis, subject to certain limitations imposed by current tax law and regulations. The Company did not make any contributions to the Plan during fiscal year 2000 or 1999.


       NOTE 22 - RELATED PARTIES

       Transactions with Cardservice International, Inc.

             Until May 1999, a director of the Company was also an officer of the Company's largest customer, Cardservice International, Inc. ("CSI"). Another officer and director of the Company was a "nonvoting" director of CSI. Sales to CSI approximated $310,000 and $564,000 in fiscal 2000 and 1999, respectively.

             On October 28, 1998, the Company borrowed $500,000 from the CEO and 50% owner of CSI. The note bore interest at 8% per annum and was payable in full on the earlier of the receipt by the Company of proceeds from the sale of the Company's Common Stock to this individual or January 1, 1999. In consideration for the loan, the Company also agreed to issue a Common Stock purchase warrant exercisable to purchase 25,000 shares of Common Stock at $3.038 per share through October 27, 2001. On March 19, 1999, the Company and the noteholder agreed to convert the principal and accrued interest into 589,213 shares of Common Stock. The shares were issued on June 24, 1999.

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

             On September 22, 1998, the Company borrowed $1,300,000 from LFC under a note payable, which was due April 1, 1999, and bore interest at 8% per year. The Company used $1 million of the proceeds to redeem $833,000 of its Series A Convertible Preferred Stock. Substantially all available intangible assets of the Company were pledged to collateralize the note. During the period from November 1998 through February 1999, the Company received bridge loans from LFC totaling $690,000 and issuing 8% notes payable due April 1, 1999. On March 19, 1999, the Company and Liviakis Financial Communications agreed to the conversion of $1,990,000 of principal plus accrued interest to 2,344,458 shares of Common Stock. The shares were issued on June 24, 1999.

            On March 12, 1999, LFC guaranteed the RBB Promissory Note for $250,000.

             On July 1, 1999, the Company entered into an agreement with LFC, to provide the Company with public relations and investor relations services through March 15, 2000. The Company issued 690,000 restricted shares of Common Stock to LFC for its services under this agreement. LFC was entitled to receive a 2.5% cash finder's fee for financing located by LFC and a 2% finder's fee based on the "total consideration provided" through any acquisition located by LFC. The Company recorded a charge to consulting expense of $352,000 for the valuation of the shares. LFC agreed not to sell any of the Common Stock during the term of the consulting services agreement.

             In December 1999, the Company issued 443,077 restricted shares of Common Stock to John M. Liviakis, the principal owner of LFC, and a significant Company shareholder, to replace shares transferred to a finder in conjunction with the May 1999 Series B Preferred Stock financing.

             LFC, its present and former affiliates previously agreed not to sell any Common Stock acquired in these various transactions prior to March 15, 2000, which is the end of the most recent consulting agreement term.

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

       Transactions with entrenet Group, LLC

             Prior to the Private Placement, entrenet Group, LLC was a significant shareholder. As of March 12, 1998, the Company entered into an agreement with entrenet to provide business and financial consulting services to the Company and to assist the Company in locating additional financing. The term of the agreement was for six months from March 12, 1998 and renewed for additional six-month terms unless at least 60 days notice was given to terminate the agreement prior to the end of a term. For its advisory services under the agreement, entrenet was paid a fee of $60,000 plus interest in July 1998. In addition, entrenet received a common stock purchase warrant to purchase 10,435 shares at $5.75 per share, exercisable until March 11, 2003. The Consulting Agreement was terminated in September 1998. The Company agreed to pay the remaining fees to entrenet of $20,000 and issued a common stock purchase warrant for 8,333 shares exercisable at $2.40 per share until September 11, 2003. The shares issuable on exercise of this warrant carry certain registration rights. No warrants have been exercised as of June 30, 2000. entrenet is entitled to receive certain finder's fees on future financings between the Company and certain specified parties within two years of September 12, 1998. A financing requiring payment of a fee to entrenet had not occurred as of June 30, 2000.

       Other

             Commonwealth has been retained by the Company to provide financial advisory and other investment banking services. A $25,000 prepayment is included in other current assets at June 30, 2000.

            See additional disclosures of related party transactions in the Notes entitled "Bridge Financing and Private Placement" and "Subsequent Events". Also see the Note entitled "Stock Options" for disclosures of options granted to the Board of Directors.


       NOTE 23 - DEBT EXTINGUISHMENT

               On March 19, 1999, the Company and Liviakis Financial Communications, Inc., and Charles Burtzloff, CEO and 50% owner of Cardservice International, holders of the Company's 8% notes payable, agreed to convert $2,490,000 of principal plus accrued interest to 2,933,671 shares of Common Stock at the rate of $.875 per share. This rate was established at a 20% discount from the closing price of the Common Stock as of March 18, 1999. The market price on the actual date of issuance of the shares of Common Stock (June 24, 1999) was $.60 per share and therefore the transaction resulted in an extraordinary gain of $807,000.


       NOTE 24 - SUPPLEMENTAL CASH FLOW INFORMATION

             Supplemental disclosure of cash flow information:

            $332,000 and $0 cash paid for interest for the year ended June 30, 2000 and 1999, respectively.

            Supplemental disclosure of non-cash financing and investing activities:

       Year ended June 30, 2000

       1. Issuance of 727,273 shares of Common Stock, paid by reducing notes payable of $450,000.
       2. Conversion of $1,000,000 6% convertible debenture into 718,018 shares of Common Stock.
       3. Accretion on mandatory redeemable preferred stock of $982,000, including accrued dividends of $84,000.
       4. Conversion of 751,610 shares of Series A preferred stock and accrued dividends to 1,134,113 shares of Common Stock.
       5. Issuance of 443,077 shares of Common Stock to Liviakis Financial Communications.
       6.   Issuance of 243,000 shares of Common Stock distributable.
       7.   Issuance of warrants to purchase  197,500  shares of Common Stock as an inducement for the redemption of Series B preferred stock.
       8.   Recording of "in the money conversion feature" on Series C preferred stock for $44,114,000 reflected as a preferred stock dividend.
       9.   Series B preferred stock dividends waived in the amount of $91,000.

       Year ended June 30, 1999

       1. Conversion of $2,567,000 notes payable and interest to 2,934,000 shares of Common Stock.
       2. Conversion of 1,475,000 shares of Series A preferred stock to 1,323,000 shares of Common Stock.
       3.   Conversion of redeemable warrants to 400,000 shares of Common Stock.
       4.   Expiration  of put  rights on 45,000  shares  of  redeemable  Common
            Stock.
       5. Relinquishment of put rights on 83,000 shares of redeemable Common Stock.
       6. Issuance of warrants to purchase 300,000 shares of Common Stock to purchaser of Series B preferred stock.
       7. Recording of "in the money conversion feature" on Series B preferred stock for $391,000.
       8. Series A preferred stock redemption premium of $167,000 and reclassification of paid in capital to retained earnings of $114,000 reflected as a preferred stock dividend.
       9. The majority shareholder agreed to transfer a total of 443,000 shares of the Company's Common Stock owned by him to the finder who located the cash purchaser of the Series B preferred Stock. The shares had a value of $360,000 on date of transfer.
       10. Declaration of $137,000 dividends on Series A and Series B preferred stock.
       11.  Purchase of software in exchange for 375,000 shares of Common Stock.
       12.  Accretion on mandatorily redeemable preferred stock of $571,000


       NOTE 25 - COMMITMENTS AND CONTINGENCIES

             The Company leases office facilities in Colorado and New York expiring January 16, 2003 and May 31, 2010, respectively. Future minimum lease commitments are $588,000, $689,000, $652,000, $608,000, $613,000
       for each of the years ending June 30, 2001 through 2005 and $3,279,000 thereafter. As a security deposit for the Company's New York facility, the Company maintains a letter of credit in the amount of $456,300. The Company has restricted cash of $459,000 on deposit in a money market fund maintained by the bank as collateral for the letter of credit.

             The Company is obligated through September 29, 2001 under a lease for its former office facility located in New York, which the Company vacated as of the close of business on August 31, 2000. Future minimum lease commitments for the year ending June 30, 2001 and for the period July 1, 2001 through the date of expiration are $219,000 and $55,000, respectively. The Company has subleased this facility for the balance of the Company's lease term. Future rental income is expected to be $212,000 for fiscal year 2001 and $64,000 for fiscal year 2002. The associated costs of effectuating the sublease approximate the excess sublease revenue.

             The Company has employment agreements with two of its executive officers. The agreements are for initial terms of two years, with automatic one-year extensions after the initial term. On May 4, 2000, the Board approved an increase in Mr. Leavitt's annual salary to $250,000. The Board also approved a bonus of $200,000 to Mr. Leavitt for the year ending May 3, 2000, the first anniversary of Mr. Leavitt's position as Chairman and Chief Executive Officer. As of June 30, 2000, the employment agreements commit the Company to annual salary compensation of $425,000 and annual discretionary bonuses. The agreements include provisions for severance payments upon termination under certain conditions.

             The Company entered into certain agreements that include various marketing, distribution and CDPD service purchase terms. The agreement with AT&T Wireless includes purchase obligations for a term of three years, with automatic renewals of additional one-year terms if either party fails to give 90 days prior notice of termination at the end of term. The Company is obligated to maintain a minimum number of active CDPD addresses over the term of the agreement, or pay for such addresses even if the Company has not resold the numbers to merchants. Based on the agreement of April 1, 1997, the Company is obligated to have minimum monthly CDPD billings of $13,500. The Company believes the exposure under this agreement is immaterial at June 30, 2000.

             Under one of the Company's transaction processing agreements, the Company is required to pay 50 percent of the amounts due to the processor from the merchant, which remain unpaid for 60 days. As of June 30, 2000 and 1999, no amounts were due.

             See additional disclosure regarding the Economic Participation Agreements in the Note entitled "Bridge Financing and Private Placement." In addition, see additional disclosures in the Notes entitled "Litigation" and "Subsequent Events."


       NOTE 26 - LITIGATION

             In April 1998, the Company entered into an agreement with certain former noteholders of its Demand Notes under which the Company issued 525,800 shares of Common Stock in settlement of the dispute regarding conversion terms of their notes. Terms of the settlement entitled the noteholders to certain guarantee and/or "put" provisions related to the shares issued in conversion of the notes. The shares originally issued upon conversion of the notes and the additional shares resulting from the settlement were reflected as redeemable Common Stock on the balance sheet. The guarantee expired as to all shares on June 19, 1999. The "put" expired as to all shares on June 24, 1999. As of June 30, 1999, the "put" provisions related to the shares had expired or been relinquished in return for the Company's agreement to issue up to 200,000 shares of Common Stock to certain holders who had exercised their "put" rights. In the fourth fiscal quarter of 1999, $49,000 was accrued to reflect the settlement. The agreement has been executed and 200,000 shares of Common Stock were issued on February 22, 2000.


       Note 27 - SUBSEQUENT EVENTS

             The following items, were approved by our shareholders at the Company's meeting of shareholders held on September 7, 2000: (1) re-election of the Company's entire Board of Directors, (2) approval of the Company's change of domicile from Colorado to Delaware, (3) approval of an amendment to the Company's charter to authorize the issuance of up to 225,000,000 shares of which, 200,000,000 shall be Common Stock, no par value per share, and 25,000,000 shall be Preferred Stock, no par value per share, (4) approval of a one-for-four reverse stock split of the Company's Common Stock, (5) approval of the Company's new stock option plan and (6) ratification of M.R. Weiser & Co.LLP as the Company's accountants for the fiscal year ended June 30, 2000.

             The reverse split and the change of the Company's domicile from Colorado to Delaware will become effective subsequent to filing the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. The Company amended its charter on September 22, 2000 for the increase to authorized shares. The amendment also removed the designation for Series B Preferred Stock.

             Also effective September 7, 2000, unit purchase warrants to purchase units consisting of (a) Series C Convertible Preferred Stock and
       (b) additional warrants to purchase Common Stock at $1.50 per share were amended so that such warrants are now exercisable, at $1.50 per share, solely for the total number of shares of Common Stock into which the underlying Series C Convertible Preferred Stock and warrants would have been convertible and exercisable. The modified warrants are held by Commonwealth Associates and Peter J. Solomon Securities Company Limited. The change does not change the aggregate number of shares of Common Stock which the holders would have received upon exercise in full of the unit purchase warrants and conversion and exercise in full of the underlying securities. The change also does not affect the aggregate purchase price which such holders would have paid for the underlying Common Stock.

             The new stock option plan reserves 15,000,000 shares of Common Stock for issuance pursuant to options that may be granted under the plan. On September 7, 2000, the Company granted options to certain employees to purchase 3,451,000 shares of Common Stock. The options are exercisable at $1.875 per share, the market price of the Company's Common Stock on the date of grant. The options vest one-third per yearly grant date anniversary and expire ten years from the date of grant.

             The Company effected the authorized increase to capital by filing an Amendment to its Articles of Incorporation with the Colorado Secretary of State on September 22, 2000. Total authorized capital consists of 225,000,000 shares, 200,000,000 or which are no par value Common Stock and 25,000,000 of which are no par value Preferred Stock.

             Pursuant to an extension of the time allowed by ComVest Capital Management and Dean M. Leavitt, to implement this increase in capital, the Economic Participation Agreements (which provided certain rights to such persons if the Company was able to obtain sufficient authorized capital to allow exercise of certain Common Stock purchase warrants held by them) has been satisfied and the rights under it are no longer exercisable.

             The Company signed an employment agreement with an individual for the position of Senior Vice President, Chief Financial Officer and Treasurer. The agreement becomes effective on the start date of the executive's employment, expected to begin by the end of September, 2000, and has a term of two years, subject to automatic renewal for one-year terms if not terminated by either party at least ninety days prior to the end of each term. The executive is entitled to receive a base salary of $225,000 per year, plus reimbursement of customary business expenses. The executive is guaranteed a first year bonus of $50,000. In addition, the Company has agreed to cover the costs of the executive's relocation expenses up to $50,000. The agreements include provisions for severance payments upon termination under certain conditions. The executive will also be granted an option to purchase 400,000 shares of Common Stock at an exercise price determined as of the close of business on the date he begins his employment.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this Item will be included in our Proxy Statement for the 2000 Annual Meeting of the Shareholders under the caption "Directors and Executive Officers" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2000, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item will be included in our Proxy Statement for the 2000 Annual Meeting of the Shareholders under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2000, and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

     The information required by this Item will be included in our Proxy Statement for the 2000 Annual Meeting of the Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2000, and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in our Proxy Statement for the 2000 Annual Meeting of the Shareholders under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2000, and is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities ("ten percent shareholders") to file reports of ownership and changes of ownership with the SEC. Officers, directors, and ten-percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file with the SEC.

     To our knowledge, based solely on our review of the copies of such reports and amendments thereto furnished to us, and written representations that no other reports were required, we believe that during our fiscal year ended June 30, 2000, the above requirements were met.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number   Description of Exhibit
--------------   ----------------------

     3.1  Amended Articles of Incorporation (8)

     3.2 Articles of Amendment to the Articles of Incorporation (including Designation of Series B Cumulative Convertible Redeemable Preferred Stock) filed by us on April 29, 1999 (18)

     3.3 Articles of Amendment to Articles of Incorporation (including Removal from Designation of Series A Preferred Stock) filed by us with the Colorado Secretary of State on March 9, 2000 (including Certificate of Correction filed March 16, 2000) *

     3.4 Articles of Amendment to Articles of Incorporation (including Designation of Series C Convertible Redeemable Preferred Stock) filed by us with the Colorado Secretary of State on March 10, 2000 (including Certificate of Correction filed March 16, 2000) (25)

     3.5 Articles of Amendment to Articles of Incorporation filed with the Colorado Secretary of State on September 22, 2000 (including removal from Designation of Series B Preferred Stock) *

     3.6  Amended Bylaws (3)

     4.1  Specimen Common Stock Certificate (4)

     4.2  1992 Stock Option Plan, as amended (7)

     4.3  2000 Stock Option Plan (including forms) (29)

     4.4 Common Stock Purchase Warrant issued to Kenneth DeJohn on or about May 1, 1993 (5)

     4.5 Form of Common Stock Purchase Warrant issued to John Liviakis and Robert Prag as of August 4, 1997 (included in Exhibit 10.11)

     4.6 Common Stock Purchase Warrant dated December 10, 1997 issued to JW Genesis Securities, Inc. (10)

     4.7 Common Stock Purchase Warrant dated March 12, 1998, issued to entrenet Group, LLC (12)

     4.8 Common Stock Purchase Warrant issued to James B. Walters on or about April 12, 1993 (5)

     4.9 Agreement to Amend Stock Purchase Warrant effective April 1, 1998 with James Walters (13)

     4.10 Common Stock Purchase Warrant dated June 26, 1998 issued to RBB Bank Aktiengesellschaft (13)

     4.11 Form of Common Stock Purchase Warrant issued to a 6% Debenture Purchasers and JW Genesis Securities, Inc. as of July 21-27, 1998 (11)

     4.12 Form of Registration Rights Agreement for 6% Convertible Subordinated Debentures Due July 21, 2000 and Common Stock Purchase Warrant issued to 6% Debenture Purchasers and JW Genesis Securities, Inc. as of July 21-27, 1998 (11)

     4.13 Form of Common Stock Purchase Warrants issued to Certain Holders of Series A Preferred Stock participating in the modifications to the terms of the Series A Preferred Stock (which was effective as of September 17, 1998) (15)

     4.14 Form of Common Stock Purchase Warrant issued to Charles Burtzloff in conjunction with the $500,000 loan made to us as of November 1, 1998
          (15)

     4.15 Form of Warrant issued by us (24)

     4.16 Commitment Letter dated as of December 30, 1999, between us and the bank affiliate lender (24)

     4.17 Form of 8% Senior Secured Promissory Note (24)

     4.18 Form of General Security Agreement dated as of December 30, 1999, between us and the lenders (24)

     4.19 Letter dated as of December 30, 1999, addressed to the lender from Dean M. Leavitt (24)

     4.20 Form of Unit Warrant (25)

     4.21 Form of Subscription Agreement (25)

     4.22 Form of Placement Agent Warrant (25)

     4.23 Form of Peter J. Solomon Securities Company Limited Warrant (25)

     4.24 Form of Bold Street, LLC Warrant (25)

     4.25 Form of Warrant Amendment Agreement, dated as of September 7, 2000, by and between U.S. Wireless Data, Inc. and unit purchase warrant holders
          (26)

     4.26 Common Stock Purchase Warrant issued to Dean M. Leavitt as of May 3, 1999 (19)

     4.27 Form of Stock Option Agreement under 1992 Stock Option Plan (23)

     4.28 Non-Qualified Common Stock Option issued to Rod L. Stambaugh, effective as of May 13, 1999 (23)

     4.29 Non-Qualified Common Stock Option issued to Robert E. Robichaud, effective as of May 13, 1999 (23)

     4.30 Form of Nonqualified Stock Option Certificate issued to Edwin M. Cooperman dated March 29, 2000 (27)

     4.31 Form of Nonqualified Stock Option Certificate issued to Michael S. Falk dated March 29, 2000 (27)

     4.32 Form of Nonqualified Stock Option Certificate issued to Barry A. Kaplan dated March 29, 2000 (27)

     4.33 Form of Nonqualified Stock Option Certificate issued to Amy L. Newmark dated March 29, 2000 (27)

     4.34 Form of Nonqualified Stock Option Certificate issued to Charles I. Leone dated February 15, 2000 (27)

     4.35 Form of Common Stock Purchase Warrant (originally issued to Dean M. Leavitt as of May 3, 1999), as re-executed as of January 4, 2000 to reflect repricing authorized as of such date (27)

     4.36 Form of Common Stock Purchase Warrant for 22,500 shares issued to RBB Bank dated January 20, 2000 (27)

     4.37 Form of Common Stock Purchase Warrant for 15,000 shares issued to Lippert/Heilshorn & Associates, Inc. dated March 28, 2000 (27)

     4.38 Form of Common Stock Purchase Warrant for 50,000 shares issued to Cornell Consulting International, Inc. dated March 28, 2000 (27)

     4.39 Form of Common Stock Purchase Warrant for 25,000 shares issued to Cornell Consulting International, Inc. dated May 4, 2000 (27)

     4.40 Lock-up Agreement between us, John M. Liviakis and Liviakis Financial Communications, Inc. dated March 15, 2000 (28)

     10.1 AT&T CDPD Value Added Reseller Agreement dated April 30, 1997** (6)

     10.2 Bell Atlantic AIRBRIDGE Packet Service Agreement dated August 12, 1997** (6)

     10.3 GTE Mobilnet Communications Service and Equipment Agreement dated August 1, 1997** (6)

     10.4 Liviakis Financial Communications, Inc. Consulting Agreement and forms of Subscription Agreements for the purchase of U.S. Wireless Data, Inc. Common Stock and Warrants from John M. Liviakis and Robert B. Prag and effective as of July 25, 1997 (6)

     10.5 Member Service Provider Sales and Service Credit Card Processing Agreement between U.S. Wireless Data, Inc. and NOVA Information Systems, Inc. dated January 1, 1997** (6)

     10.6 Underwriting Agreement between us, RAS Securities Corp., Walford & Company, Incorporated and Thomas James Associates, Inc. dated December 2, 1993 (2)

     10.7 Merchant Marketing and Services Agreement with National Bank of Commerce dated March 9, 1998** (12)

     10.8 Assignment Agreement (with Escrow Provisions) with Richard P. Draper, Tillicombe International LDC and Ireland, Stapleton, Pryor & Pascoe, P.C., as escrow agent, dated March 12, 1998 (12)

     10.9 Form of Option Purchase and Assignment Agreement (relating to assignment of call option on Tillicombe stock) (12)

    10.10 Joint CDPD Sales and Marketing Agreement with Bell Atlantic Mobile dated as of March 23, 1998** (12)

    10.11 Engagement Agreement between us and entrenet Group, LLC, dated as of March 12, 1998 (12)

    10.12 Joint Marketing and Operating Agreement with Ameritech Mobile Communications, Inc. dated July 16, 1998 (11)

    10.13 Amendment dated September 9, 1998 to GTE Mobilnet Communications Service and Equipment Agreement dated August 1, 1997 (15)

    10.14 Employment Agreement between us and Dean M. Leavitt entered into as of May 3, 1999 (19)

    10.15 Indemnification Agreement between us and Dean M. Leavitt entered into as of May 3, 1999 (19)

    10.16 Software License Agreement - Maverick International Processing Service, Inc. - May 28, 1999 (19)

    10.17 Form of Redemption Agreement between us and Bold Street, LLC dated January 31, 2000 (27)

    10.18 Form of Repurchase Agreement between us and RBB Bank
          Aktiengesellschaft dated January 31, 2000 (27)

    10.19 Form of Purchase Agreement between us and The Cuttyhunk Fund dated May 3, 2000 (27)

    10.20 Form of Purchase Agreement between us and Tonga Partners Fund dated May 3, 2000 (27)

    10.21 Form of Employment Agreement between us and Charles I. Leone dated February 11, 2000 (27)

    10.22 Form of Amended and Restated Employment Agreement between us and Charles I. Leone dated September 7, 2000 *

    10.23 Form of Employment Agreement between us and Peter J. Adamski dated September 11, 2000 *

    10.24 Form of lease agreement for the 20th floor at 750 Lexington Avenue dated May 22, 2000 *

    16 Letter from PricewaterhouseCoopers LLP to the United States Securities and Exchange Commission dated August 12, 1999 (22)

     27.1 Financial Data Schedule


*  Filed herewith.
** Confidential treatment for certain portions of this document were granted to us pursuant to Commission Rule 24b-2 promulgated under of the Securities Exchange Act of 1934 and/or Rule 406 promulgated under the Securities Act of 1933, as identified on the first page of the document, and at the specific item in the document for which such treatment has been requested. The omitted material was filed separately with the Commission pursuant to Rules 24b-2 and/or 406.

(1) Incorporated by reference from the like-named exhibit filed with our Registration Statement on Form SB-2, effective on or about December 2, 1993 (SEC File No. 33-69776).

(2) Incorporated by reference from the like-named exhibit filed with Amendment No. 5 to our Registration Statement on Form SB-2, SEC File No. 33-69776-D (filed on December 2, 1993).

(3) Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1995, filed on October 13, 1996 (SEC Control No. 95201388).

(4) Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1996, filed on October 21, 1996 (SEC Control No. 96645557).

(5) Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB/A (Amendment No. 2) for the Fiscal Year Ended June 30, 1997, filed on January 2, 1998.

(6) Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB/A (Amendment No. 3) for the Fiscal Year Ended June 30, 1997, filed on February 25, 1998.

(7) Incorporated by reference from the like-named exhibit filed as Exhibit C to our Definitive Revised Proxy Statement for the 1997 Annual Meeting of Shareholders held on February 6, 1998, filed on January 14, 1998.

(8) Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1997, filed on February 23, 1998.

(9) Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10- QSB/A (1st Amendment) for the fiscal quarter ended December 31, 1997, filed on March 18, 1998.

(10) Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of November 14, 1997 (earliest event reported), filed on December 17, 1997.

(11) Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of July 16, 1998 (earliest event reported), filed on July 31, 1998.

(12) Incorporated by reference from the like-named exhibit filed with our Registration Statement on Form SB-2 (SEC File No. 333-52625) as of May 14, 1998.

(13) Incorporated by reference from the like-named exhibit filed with Amendment No. 1 to our Registration Statement on Form SB-2 (SEC File No. 333-52625) as of July 16, 1998.

(14) Incorporated by reference from the like-named exhibit filed with Amendment No. 2 to our Registration Statement on Form SB-2 (SEC File No. 333-52625) as of August 3, 1998.

(15) Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1998, filed on December 18, 1998.

(16) Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1998, filed on January 28, 1999.

(17) Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1999, filed on May 18, 1999.

(18) Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of May 6, 1999 (earliest event reported), filed on May 11, 1999.

(19) Incorporated by reference from the like-named exhibit filed with our Registration Statement on Form SB-2 (SEC File No. 333-81897), filed on June 30, 1999.

(20) Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K/A Reporting an Event of July 1, 1999 (earliest event reported), filed on July 26, 1999.

(21) Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of July 1, 1999 (earliest event reported), filed on July 22, 1999.

(22) Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K/A Reporting an Event of August 5, 1999 (earliest event reported), filed on August 20, 1999.

(23) Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1999, filed on October 14, 1999.

(24) Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of December 23, 1999 (earliest event reported), filed on January 12, 2000.

(25) Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K/A Reporting an Event of March 28, 2000 (earliest event reported), filed on April 18, 2000.

(26) Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of September 7, 2000 (earliest event reported), filed on September 19, 2000.

(27) Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2000, filed on May 15, 2000.

(28) Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended March 31, 2000, filed on May 23, 2000.

(29) Incorporated by reference from the like-named exhibit filed with our Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders held on September 7, 2000, filed on August 9, 2000.

(b) Reports on Form 8-K.

During the fiscal quarter ended June 30, 2000, we filed the following Current Reports on Form 8-K:

(1) Current Report reporting an Event of June 1, 2000, which contained information under Item 5, "Other Events," reporting the issuance by us of a press release announcing the closing of a private placement.

SIGNATURES

     In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: September 27, 2000

                                               U.S. WIRELESS DATA, INC.


                                               By: /s/ Dean M. Leavitt
                                                  -----------------------------
                                                  Dean M. Leavitt
                                                  Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures                            Title                                      Date
----------                            -----                                      ----

/s/ Dean M. Leavitt
----------------------------------
Dean M. Leavitt                       Chief Executive Officer and Chairman       September 27, 2000
                                      of the Board of the Company
                                      (Principal Executive Officer)
/s/ Charles I. Leone
----------------------------------
Charles I. Leone                      Chief Financial Officer and                September 27, 2000
                                      Chief Operating Officer
                                      (Principal Financial Officer)
/s/ Kelly McLaughlin
----------------------------------
Kelly McLaughlin                      Controller                                 September 27, 2000
                                      (Principal Accounting Officer)
/s/ Edwin M. Cooperman
----------------------------------
Edwin M. Cooperman                    Director                                   September 27, 2000

/s/ Michael S. Falk
----------------------------------
Michael S. Falk                       Director                                   September 27, 2000

/s/ Barry A. Kaplan
----------------------------------
Barry A. Kaplan                       Director                                   September 27, 2000

/s/ Amy L. Newmark
----------------------------------
Amy L. Newmark                        Director                                   September 27, 2000

/s/ Alvin C. Rice
----------------------------------
Alvin C. Rice                         Director                                   September 27, 2000

/s/ Chester N. Winter
----------------------------------
Chester N. Winter                     Director                                   September 27, 2000