Form 10QSB
period 2000-09-30
U S WIRELESS DATA INC
filed 2000-11-14
CIK 895716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(D) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

OR

[  ] Transition Report Pursuant to Section 13 or 15(D) of the
Securities Exchange Act of 1934

Commission File Number 0-22848

U.S. Wireless Data, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State of incorporation)

84-1178691
(IRS Employer Identification No.)

750 Lexington Avenue, 20th Floor
New York, NY 10022
(Address of principal executive offices, including zip code)

(212) 750-7766
(Registrant's Telephone Number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes [X]     No [  ]

As of of October 18, 2000, there were outstanding 9,528,277 shares of the Registrant’s Common Stock ($0.01value per share).

Transitional Small Business Disclosure Format. Yes [  ]     No [X]

U.S. WIRELESS DATA, INC.
TABLE OF CONTENTS

Part I — FINANCIAL INFORMATION                 Page

  ITEM 1. Financial Statements

        Balance Sheets as of
                 September 30 and June 30, 2000.......................... ........................... 3

        Statements of Operations for the three months ended
                 September 30, 2000 and 1999............................. ............................. 4

        Statements of Cash Flows for the three months ended
                 September 30, 2000 and 1999............................. .............................. 5

        Notes to Financial Statements... .............................................................. 6-8

  ITEM 2. Management's Discussion and Analysis of Financial Condition and
    Results of Operations.................................. ................................................. 8-11

Part II — OTHER INFORMATION

  ITEM 4. Submission of Matters to a Vote of Security Holders................ 11-13

  ITEM 6. Exhibits and Reports on Form 8-K .......................... ...................... 13

Page 2

U.S. WIRELESS DATA, INC.
BALANCE SHEETS
(Unaudited)

                                                                          September 30, 2000   June 30, 2000
ASSETS                                                                    ------------------   -------------
------

Current assets:
     Cash and cash equivalents ..........................................   $  36,680,000    $  39,231,000
     Accounts receivable, net of allowance for doubtful accounts of
         $75,000 at September 30, 2000 and June 30, 2000 ................         218,000          126,000
     Notes receivable ...................................................          82,000           79,000
     Other receivable ...................................................         176,000             --
     Inventory, net .....................................................          39,000           45,000
     Other current assets ...............................................         222,000          150,000
                                                                            -------------    -------------
         Total current assets ...........................................      37,417,000       39,631,000
Restricted cash .........................................................         576,000          459,000
Property and equipment, net .............................................       2,116,000        1,055,000
Other assets ............................................................         103,000          111,000
                                                                            -------------    -------------

Total assets ............................................................   $  40,212,000    $  41,256,000
                                                                            =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ...................................................   $   1,684,000    $   1,014,000
     Accrued liabilities ................................................       1,073,000          498,000
                                                                            -------------    -------------
         Total current liabilities ......................................       2,757,000        1,512,000
Deferred rent ...........................................................         157,000           52,000
Deposit due to sub-lessor ...............................................         107,000             --
                                                                            -------------    -------------
Total liabilities .......................................................       3,021,000        1,564,000
                                                                            -------------    -------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, no par value, 25,000,000 and 15,000,000 shares authorized at September 30, 2000 and June 30, 2000, respectively:
            Series C convertible, at $.01 stated value, liquidation value
                 $10.00 per share, aggregating $55,866,000, 8,450,000
                  shares authorized, 5,586,600 issued and outstanding ...          56,000           56,000
     Common stock, no par value, at $1.00 stated value, 200,000,000 and 40,000,000 shares authorized at September 30, 2000
        and June 30, 2000, respectively; 9,528,277 and 8,099,187
        shares issued and outstanding at September 30, 2000 and
        June 30, 2000, respectively .....................................       9,528,000        8,099,000
     Additional paid-in capital .........................................     119,781,000      120,783,000
     Accumulated deficit ................................................     (92,174,000)     (89,246,000)
                                                                            -------------    -------------
         Total stockholders' equity .....................................      37,191,000       39,692,000
                                                                            -------------    -------------
Total liabilities and stockholders' equity ..............................   $  40,212,000    $  41,256,000
                                                                            =============    =============

The above statement gives retroactive effect to a one-for-four reverse stock split effectuated on October 18, 2000

The accompanying notes are an integral part of the financial statements

Page 3

U.S. WIRELESS DATA, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                                        For the three months ended September 30,
                                                        ----------------------------------------
                                                                  2000            1999
                                                                  ----            ----
Net revenues:
    Synapse, recurring ...................................   $   101,000    $    15,000
    Synapse, non-recurring ...............................        39,000         30,000
                                                             -----------    -----------
    Total Synapse ........................................       140,000         45,000
    Equipment related ....................................        11,000         99,000
                                                             -----------    -----------
                                                                 151,000        144,000
                                                             -----------    -----------

Cost of revenues:
    Carrier charges ......................................        98,000         87,000
    Equipment charges ....................................         8,000         87,000
                                                             -----------    -----------
                                                                 106,000        174,000
                                                             -----------    -----------

Gross profit (loss) ......................................        45,000        (30,000)
                                                             -----------    -----------
Operating expenses:
    Selling, general and administrative ..................     3,260,000      1,118,000
    Research and development .............................       350,000        191,000
                                                             -----------    -----------
       Total operating expenses ..........................     3,610,000      1,309,000
                                                             -----------    -----------
       Loss from operations ..............................    (3,565,000)    (1,339,000)

Interest expense .........................................          --         (221,000)
Interest income ..........................................       627,000           --
Other income, net ........................................        10,000        128,000
                                                             -----------    -----------

Net loss .................................................    (2,928,000)    (1,432,000)

Preferred stock dividends ................................          --         (850,000)
                                                             -----------    -----------

Net loss available to common stockholders ................   $(2,928,000)   $(2,282,000)
                                                             ===========    ===========

Basic and diluted net loss per share, (after provision for
   preferred stock dividends) ............................   $     (0.35)   $     (0.48)
                                                             ===========    ===========

Weighted average common shares outstanding - basic/diluted     8,335,000      4,750,000
                                                             ===========    ===========

The above statement gives retroactive effect to a one-for-four reverse stock split effectuated on October 18, 2000

The accompanying notes are an integral part of the financial statements

Page 4

U.S. WIRELESS DATA, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                             For the three months ended September 30,
                                                             ----------------------------------------
                                                                         2000           1999
                                                                         ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...................................................   $ (2,928,000)   $ (1,432,000)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization ..........................         88,000          37,000
        Deferred rent ..........................................        105,000            --
        Non-cash consulting services and other .................        370,000         352,000
        Loss on asset disposal .................................          5,000            --
        Gain on sale of merchant portfolio .....................           --          (124,000)
        Non-cash interest expense ..............................           --            27,000
        Changes in current assets and liabilities:
           Accounts receivable .................................        (92,000)         95,000
           Notes receivable ....................................         (2,000)           --
           Other receivable ....................................       (176,000)           --
           Inventory ...........................................          5,000          73,000
           Other current assets ................................        (72,000)        (16,000)
           Accounts payable ....................................        672,000        (156,000)
           Accrued liabilities .................................        574,000         396,000
                                                                   ------------    ------------
           Net cash used in operating activities ...............     (1,451,000)       (748,000)
                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of fixed assets ...............................     (1,155,000)        (29,000)
        Proceeds from sale of merchant portfolio ...............           --           450,000
        Restricted cash ........................................       (117,000)           --
        (Increase) decrease in other assets ....................          8,000         (25,000)
        Increase in deposits ...................................        107,000            --
                                                                   ------------    ------------
           Net cash (used in) provided from investing activities     (1,157,000)        396,000
                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock .................           --           100,000
        Principal payment on borrowings ........................           --           (25,000)
        Proceeds from exercises of warrants ....................         57,000            --
                                                                   ------------    ------------
           Net cash provided from financing activities .........         57,000          75,000
                                                                   ------------    ------------

Net decrease in cash and cash equivalents ......................     (2,551,000)       (277,000)

Cash and cash equivalents, beginning of period .................     39,231,000         425,000
                                                                   ------------    ------------

Cash and cash equivalents, end of period .......................   $ 36,680,000    $    148,000
                                                                   ------------    ------------

The accompanying notes are an integral part of the financial statements

Page 5

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

        The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the financial statements and accompanying footnotes included in the Company's Form 10-KSB for the year ended June 30, 2000.

        Please note that the Common stock and per share prices in the financial statements and related notes have been retroactively adjusted to give effect to the 1 for 4 reverse stock split that was effectuated on October 18, 2000.

Note 2 - THE COMPANY

        The Company was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000 pursuant to a resolution passed by the Board of Directors and adopted by the Company's Shareholders at the 1999 Annual Shareholders meeting held on September 7, 2000. Effective October 6, 2000, with the Company's reincorporation in the state of Delaware, the par value of the Common and Preferred stock has changed from no par value to $0.01 par value per share. The Company's goal is to be the premier provider of wireless transaction services. The Company's business strategy is focused on our recently developed proprietary technology that brings together three large, rapidly growing industries -transaction processing, wireless data transport and the Internet - to enable wireless transaction processing. The Company's Synapse service ("SYNAPSE")(SM) (formerly Wireless Express Payment Service or WEPS) provides a gateway between all of the parties to a wireless point of sale ("POS") transaction. By providing a seamless interface between a merchant's POS terminals, wireless carriers and card processors, credit, debit and other card transactions can be processed in most instances as fast as cash, without the cost and inconvenience of being tethered to a telephone line. In addition, SYNAPSE's Internet-based tools offer on-line, real-time transaction monitoring, remote diagnostics and automated terminal activation.

Note 3 - INVENTORY

                                                     September 30,     June 30,
                                                         2000           2000
                                                     ------------      --------
       Inventory consists of:
            Raw material .............................. $  177,000   $  177,000
          Finished goods ..............................    354,000      360,000
          Lower of cost or market reserve .............   (492,000)    (492,000)
                                                         ---------    ---------
                                                         $  39,000    $  45,000
                                                         =========    =========

The Company has established a reserve against finished goods and raw materials to reflect the estimated net realizable value of the inventory as of September 30, 2000 and June 30, 2000.

Note 4 - NET LOSS PER SHARE

        Earnings (loss) per common share (EPS) is computed using Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. During fiscal 2001 and 2000, such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options, warrants and conversions could potentially dilute earnings per share in the future.

Note 5 - STOCKHOLDERS' EQUITY

        On September 15, 2000, ComVest Capital Management LLC exercised its warrants for 1,429,090 shares of Common stock at an exercise price of $0.04 per share.

        For the first quarter of fiscal 2001, $370,000 was charged to compensation expense for options issued to four Board Members that were granted on March 29, 2000.

        For the quarter ended September 30, 2000, 966,500 stock options were issued to employees with the exercise price equal to the closing stock price on the date of grant.

Note 6 - SUBSEQUENT EVENTS

        On October 6, 2000, the Company reincorporated in Delaware from Colorado.

        On October 18, 2000, the Company effectuated a one-for-four reverse stock split of the Company's outstanding Common stock.

        On October 30, 2000, the Company entered into an agreement (the "Agreement") to acquire substantially all of the assets, subject to certain liabilities, of CellGate Technologies LLC, a Delaware limited liability company ("CellGate"). CellGate is the leading manufacturer of integrated wireless IP (Internet Protocol) modem adapters and a provider of wireless IP services for transaction processing. The modem adapters offer a cost-efficient means for merchants to convert their credit card terminals from landline to wireless data transmission and the contemplated acquisition is designed to accelerate the Company's expansion into the fixed POS wireless market. The assets to be acquired include an exclusive (except as to AT&T Wireless and its affiliates) license to the AT&T Wireless technology that makes the conversion of a transaction from landline to wireless possible for traditional dial-up point of sale terminals and other dial-up devices.

        The acquisition will be made for One Million Dollars ($1,000,000) and Five Hundred Sixty-Two Thousand Five Hundred (562,500) shares of the Company's Common stock. The Company has agreed, subject to certain conditions, to pay additional consideration to CellGate, if the average Closing Price (as defined in the Agreement) of the Company's Common stock for the Twenty (20) consecutive trading days ending with the trading day immediately preceding the one-year anniversary of the closing date is less than $16.00 per share as adjusted for any stock splits, stock dividends or similar events. Such additional consideration shall be an amount equal to: (i) the number of the shares which have not previously been sold or transferred, subject to certain exceptions, multiplied by (ii) the amount, if any, not to exceed $10.00, by which such average Closing Price (as defined in the "Agreement") is less than $16.00. No less than 50% of such amount shall be paid in cash, and the balance shall be paid, at the Company's option, in cash or shares of Common stock having a value, based on such average Closing Price provided that such average Closing Price for such purposes shall not be less than $6.00 per share, the option, prior to the anniversary of the closing. The Company is not required to pay the additional consideration as to any shares remaining with CellGate and its members if, (i) for a period of at least Twenty (20) consecutive trading days the average price of the Common stock is $16.00 per share, (ii) the average weekly trading volume for such period is at least 140,000 shares, and (iii) the shares issued to CellGate are registered for resale under the Securities Act of 1933 and are free of the lock-up (described in the Agreement), to purchase all or a portion of the remaining shares at a price of $32.00 per share, payable in cash. Consummation of the acquisition is subject to certain conditions, including receipt of certain third party consents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

        The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto appearing elsewhere in this Form 10-QSB. All statements contained herein that are not historical facts, including but not limited to, statements regarding our current business strategy and our plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words “anticipates,” “believes,” “estimates,” “expects” and similar expressions as they relate to us and our management are intended to identify forward looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are those set forth in our Annual Report on Form 10-KSB under the caption “Risk Factors.” We wish to caution readers not to place undue reliance on any such forward-looking statements, which statements speak only as of the date made.

OVERVIEW

        During fiscal 2000, we repositioned ourself as a facilitator of wireless transaction and data services. We are a device-neutral, wireless carrier-neutral, merchant acquirer and front-end processor neutral enabler of wireless transaction processing services through our SYNAPSE service. SYNAPSE provides a gateway between all of the parties within a wireless point-of-sale (“POS”) transaction. By providing a seamless interface between a merchant’s POS terminals, wireless carriers and transaction processors, credit, debit and other card transactions can be processed almost as fast as cash, without the cost and inconvenience of being tethered to a telephone line. In addition, SYNAPSE’S Internet-based tools offer online, real-time transaction monitoring and reporting, remote diagnostics and automated terminal activation.

        We provide merchant acquirers, Independent Sales Organizations (“ISOs”) and payment processors with a wireless transaction management service that can be utilized at both conventional and emerging merchant segments, permits the retrieval of on-line/real-time transactional reports and diagnostics via the Internet and simplifies the customer service and application development effort.

        In late March and May 2000, we raised an aggregate of $55.8 million of gross proceeds in a private placement.

RESULTS OF OPERATION - FISCAL 2001 COMPARED TO FISCAL 2000

Revenue

        Revenue from services of $140,000 for the first quarter of fiscal 2001 increased 200% from $45,000 generated during first quarter of fiscal 2000 as we continued the implementation of our new business model. We have phased out our direct offering of wireless credit card processing services and terminals to merchants in fiscal 1999 and are now marketing SYNAPSE to merchant acquirers, ISOs and front-end processors. We currently have over 100 "Clients" (merchant acquirers, payment processors or independent service organizations) under contract for SYNAPSE. Revenue from SYNAPSE should continue increasing as the number of active terminals increase from growth in the number of clients and merchants. We are also working to increase the number of SYNAPSE certified devices and obtaining communications connectivity to, and integration with, additional payment processors.

        Revenues from equipment sales decreased to $1,000 in the first quarter of fiscal 2001 from $99,000 in the first quarter of fiscal 2000 as we completed the transition from one-time product sales to a recurring revenue model based on the SYNAPSE service. For the first quarter of fiscal 2001, total revenues increased to $151,000 from $144,000 in the same quarter of the prior fiscal year.

Gross Profit

        We recorded a gross profit of $45,000 in the first quarter of fiscal 2001 compared to a gross loss of $30,000 in the first quarter of fiscal 2000. Cost of services include the initial setup and ongoing communications costs associated with terminals connected through SYNAPSE. With the transition to SYNAPSE, the spread in revenue and associated cost is impacted by the initialization of new terminals, the quantity of active terminals, transaction volume and the associated rates we bill our clients for such services versus our charges from the various carrier networks. We expect the gross profit margins to improve substantially in fiscal 2001 versus fiscal 2000 as SYNAPSE revenues increase and become the primary revenue stream.

Operating Expenses

        A number of expenses increased as we began to use the proceeds of our $55.8 million private placement to ramp up in support of our SYNAPSE launch. During most of fiscal 2000, capital constraints prevented us from making significant expenditures.

        As part of the implementation of our new business model, our personnel increased from 23 at the end of September 1999 to 58 by the end of September 2000.

        Selling, general and administrative expense was $3,567,000 in the first quarter of fiscal 2001,versus $1,118,000 in fiscal 2000. Compensation and other costs have increased due to the growth of our staff. Marketing and promotions have also increased.

        Research and development expenses increased to $350,000 in the first quarter of fiscal 2001 from $191,000 in the first quarter of fiscal 2000. This increase was due primarily to an increase in the number of employees and full time consultants that are focused on the implementation and development of SYNAPSE.

Interest and Other

        Interest expense of $221,000 for the first quarter or fiscal 2000 includes interest on 6% Debentures, a note payable and $187,000 accrued for late effective registration penalties on the 6% Debentures and series B Preferred Stock. A portion of these penalties and interest were waived. The 6% Debenture, Series B Preferred Stock and note payable had all been paid off by the end of fiscal 2000.

        Interest income amounted to $627,000 for the first quarter of fiscal 2001 versus negligible amounts for the first quarter of fiscal 2000. Prior to March 2000, the Company had substantial liquidity problems. Our receipt of the net cash from the three closings of the $55.8 million private placement beginning in March 2000 provides us with a large cash balance from which we earn interest and other investment income.

        Other income of $128,000 for the first quarter of fiscal 2000 included a $124,000 gain on the July 1999 sale of a portion of our merchant credit card portfolio to PMT Services Inc., a wholly owned subsidiary of Nova Corporation. The transaction resulted in a cash payment to us of $450,000. The sale included approximately 450 installed TRANZ Enabler point-of-sale devices owned by us and deployed with certain merchants. Other income of $10,000 in the first quarter of fiscal 2001 included rental income of $21,000 offset by taxes of $11,000.

Preferred Stock Dividends

        Preferred Stock Dividends for the first quarter of fiscal 2000 includes $778,000 to accrete the value of the Series B preferred stock up to its redemption value by the date at which mandatory redemption is available to the holders. The balance of the preferred stock dividend amount represents Series A and Series B Preferred Stock dividends that were accrued but not paid in the first quarter of fiscal 2000. There were no dividends declared or paid on the Series C Preferred Stock, the only class of Preferred Stock currently outstanding during the first quarter of fiscal 2001.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

        The funds from the private placement free management from the daily struggles of operating with little to no liquidity and provide a long-term solution to our cash needs. Our “Burn Rate”, which excludes capital expenditures and other noncash charges and is adjusted for one time items, approximated $735,000 for the month of September 2000. The monthly Burn Rate in the future could be affected by a number of factors, including revenues from SYNAPSE and changes in rates charged by our carriers for wireless airtime and the impact of any acquisitions.

        During the implementation of our new business plan, we expect expenses to continue to exceed revenues, at least during the initial phases of the plan. Interest income provided from the available cash balance will help to reduce monthly deficits. Our unrestricted cash position of $36.7 million as of September 30, 2000, provides, in management’s opinion, the financial resources to pursue our business plan and fund monthly deficits. Our currently anticipated capital equipment expenditures for technology infrastructure are not extensive.

        U.S. Wireless Data, Inc. (the “Company”) has entered into an agreement (the “Agreement”) to acquire substantially all of the assets, subject to certain liabilities, of CellGate Technologies LLC, a Delaware limited liability company (“CellGate”). CellGate is the leading manufacturer of integrated wireless IP (Internet Protocol) modem adapters and a provider of wireless IP services for transaction processing. The modem adapters offer a turnkey, cost-efficient means for merchants to convert their credit card terminals from landline to wireless data transmission without any other hardware or software modification, and the contemplated acquisition is designed to accelerate the Company’s expansion into the fixed wireless market. The assets to be acquired include an exclusive (except as to AT&T Wireless and its affiliates) license to the AT&T Wireless technology that makes the conversion from landline to wireless transaction possible for traditional dial-up point of sale terminals and other dial-up devices.

        CellGate estimates that there are over 4 million terminals that could conceivably be converted from landline technology to a fixed wireless solution. By using the CellGate adapter, merchants can eliminate the monthly costs of phone lines for terminals and improve the speed of their transactions (wireless transactions take about 2-5 seconds, as compared to landline transactions that take about 10-20 seconds). This solution also is expected to open up the market to merchants that could not previously take credit cards because of speed issues, such as quick service restaurants, which potentially represent hundreds of millions of transactions. In addition to faster and, in many cases, less expensive transaction costs, merchants have access to detailed transaction reporting and analysis via U.S. Wireless Data’s Synapse(sm) platform.

        The acquisition will be made for One Million Dollars ($1,000,000) and Five Hundred Sixty-Two Thousand Five Hundred (562,500) shares of the Company’s Common Stock. The Company has agreed, subject to certain conditions, to pay additional consideration to CellGate, if the average Closing Price (as defined in the Agreement) of the Company’s Common Stock for the Twenty (20) consecutive trading days ending with the trading day immediately preceding the one-year anniversary of the closing date is less than $16.00 per share as adjusted for any stock splits, stock dividends or similar events. Such additional consideration shall be an amount equal to: (i) the number of the shares which have not previously been sold or transferred, subject to certain exceptions, multiplied by (ii) the amount, if any, not to exceed $10.00, by which such average Closing Price (as defined in the “Agreement”) is less than $16.00. No less than 50% of such amount shall be paid in cash, and the balance shall be paid, at the Company’s option, in cash or shares of Common Stock having a value, based on such average Closing Price provided that such average Closing Price for such purposes shall not be less than $6.00 per share, the option, prior to the anniversary of the closing. The Company is not required to pay the additional consideration as to any shares remaining with CellGate and its members if, (i) for a period of at least Twenty (20) consecutive trading days the average price of the Common Stock is $16.00 per share, (ii) the average weekly trading value for such period is at least 140,000 shares, and (iii) the shares issued to CellGate are registered for resale under the Securities Act of 1933 and are free of the lock-up (as described in the Agreement), to purchase all or a portion of the remaining shares at a price of $32.00 per share, payable in cash. Consummation of the acquisition is subject to certain conditions, including receipt of certain third party consents.

        In connection, as discussed above, we have entered into an agreement to acquire substantially all the assets of Cellgate Technologies, LLC, and if the acquisition is consummated, the Burn Rate would likely increase based on Cellgate’s recent current monthly burn rate of approximately $350,000.

        Prior to March 2000, we faced significant challenges due to our then current financial condition and lack of liquidity. We have incurred recurring losses from operations and have an accumulated deficit of approximately $92.2 million at September 30, 2000.

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

Part II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our 1999 Annual Meeting of Shareholders was held at the New York Marriott East Side, 525 Lexington Avenue, New York, New York 10017 at 2:00 p.m., Eastern time, on September 7, 2000. The following matters were voted upon at the Annual Meeting of Shareholders:

Election of a Board of Directors for One Year Terms.

        Name                                 NUMBER OF COMMON SHARES VOTED
        ----                                 -----------------------------

                                             For               Against          Abstain
                                             ---               -------          -------
        Dean M. Leavitt                      18,920,747          --             105,035
        Alvin C. Rice                        18,932,197          --              92,585
        Chester N. Winter                    18,932,197          --              92,585
        Amy L. Newmark                       18,899,874          --             125,908
        Michael S. Falk                      18,932,597          --              93,185

        Name                                 NUMBER OF SERIES C PREFERRED VOTED
        ----                                 ----------------------------------

                                             For               Against          Abstain
                                             ---               -------          -------
        Barry A. Kaplan                      3,173,000          --               --
        Edwin Cooperman                      3,173,000          --               --

The Amendment of the Articles of Incorporation to Increase our Authorized Share Capital.

For                                  Against                             Abstain
18,511,111                       397,060                               77,611

Number of Series C Preferred Shares Voted

For                                  Against                             Abstain
3,153,000

The Change of Domicile from Colorado to Delaware.

Number of Common Shares Voted

For                                  Against                             Abstain                              Not Voted
18,913,968                        75,240                                 36,574                                 9,554,213

Number of Series C Preferred Shares Voted

For                                  Against                             Abstain
3,163,000

The Adoption of our 2000 Stock Option Plan

Number of Common Shares Voted

For                                  Against                             Abstain                              Not Voted
18,499,033                       429,632                               97,117                                  9,554,213

Number of Series C Preferred Shares Voted

For                                  Against                             Abstain
3,068,000

The approval of the one-for-four reverse stock split.

Number of Common Shares Voted

For                                  Against                             Abstain
27,771,911                       727,066                               81,018

Number of Series C Preferred Shares Voted

For                                  Against                             Abstain
3,123,000

The Ratification of M.R. Weiser & Co. LLP as our Independent Auditors and Public Accountants.

Number of Common Shares Voted

For                                  Against                             Abstain
28,477,147                        62,069                               40,799

Number of Series C Preferred Shares Voted

For                                  Against                             Abstain
3,133,000

        The change in domicile was effective as of October 6, 2000 and the reverse stock split was effectuated on October 18, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits required by Item 601 of Regulation S-B

3.1 Certificate of Incorporation filed by the Company with the Delaware Secretary of State on August 3, 2000.

3.2 Amended Certificate of Incorporation filed by U.S. Wireless Data, Inc. with the Secretary of the State of Delaware.

27.1 Financial Data Schedule.

        b) Reports on Form 8-K

        On September 8, 2000, the Company filed a report on Form 8-K reporting the change in location of our principal executive offices.

        On September 19, 2000, the Company filed a report on Form 8-K reporting the results of our Shareholders meeting held on September 7, 2000 and the amendment of certain warrants.

        On November 6, 2000, the Company filed a report on Form 8-K reporting the Acquisition Agreement with Cellgate Technologies, LLC.

SIGNATURES

        In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                             U.S. WIRELESS DATA, INC.

Dated         November 14, 2000                           By: /s/ Dean M. Leavitt
                                                                               Dean M. Leavitt
                                                                               Chief Executive Officer

        In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures                                                                            Title                                                                       Date

/s/ Dean M. Leavitt
Dean M. Leavitt                                                                 Chief Executive Officer and Chairman     November 14, 2000
                                                                                             of the Board of the Company
                                                                                             (Principal Executive Officer)

/s/ Peter J. Adamski
Peter J. Adamski                                                                   Senior Vice President, Chief Financial     November 14, 2000
                                                                                             Officer and Treasurer
                                                                                             (Principal Financial Officer)

/s/ Kelly McLaughlin
Kelly McLaughlin                                                               Controller                                                      November 14, 2000
                                                                                              (Principal Accounting Officer)

/s/ Edwin M. Cooperman
Edwin M. Cooperman                                                      Director                                                            November 14, 2000

/s/ Michael S. Falk
Michael S. Falk                                                                   Director                                                           November 14, 2000

/s/ Barry A. Kaplan
Barry A. Kaplan                                                                 Director                                                           November 14, 2000

/s/ Amy L. Newmark
Amy L. Newmark                                                               Director                                                           November 14, 2000

/s/ Alvin C. Rice
Alvin C. Rice                                                                      Director                                                           November 14, 2000

/s/ Chester N. Winter
Chester N. Winter                                                              Director                                                           November 14, 2000

