Form 10QSB
period 2000-12-31
U S WIRELESS DATA INC
filed 2001-02-20
CIK 895716

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

                           [X]    Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act
                                     of 1934 for the quarterly period ended December 31, 2000

                           [  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-22848

U.S. Wireless Data, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State of incorporation)

84-1178691
(IRS Employer Identification No.)

750 Lexington Avenue, 20th Floor
New York, NY 10022
(Address of principal executive offices, including zip code)

(212) 750-7766
(Registrant's Telephone Number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X]     No [  ]

As of February 14, 2001, there were outstanding 11,306,633 shares of the Registrant’s Common Stock ($0.01 par value per share).

Transitional Small Business Disclosure Format. Yes [  ]     No [X]

U.S. WIRELESS DATA, INC.
TABLE OF CONTENTS

Part I — FINANCIAL INFORMATION                                                            Page

  ITEM 1. Financial Statements

        Consolidated Balance Sheets as of
                 December 31 and June 30, 2000.......................... ............................... 3

        Consolidated Statements of Operations for the three months and six months ended December 31, 2000 and 1999............................. ......... 4

        Consolidated Statements of Stockholders' Equity as of
                 December 31, 2000....................................... ..................................... 5

        Consolidated Statements of Cash Flows for the six months ended
                 December 31, 2000 and 1999............................. ............................... 6

        Notes to Financial Statements ...................................................................... 7-13

  ITEM 2. Management's Discussion and Analysis of Financial Condition and
    Results of Operations.................................. ..................................................... 13-15

Part II — Other Information

  ITEM 4. Submission of Matters to a Vote of Security Holders ........................... 21

  ITEM 6. Exhibits and Reports on Form 8-K ...................................................... 21

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                   December 31,       June 30,
                                                                       2000             2000
                                                                   -----------        -------
ASSETS

Current assets:
   Cash and cash equivalents .................................   $  29,714,000    $  39,231,000
   Accounts receivable, net of allowance for
       doubtful accounts of $75,000 at December 31, 2000
       and at June 30, 2000 ..................................       1,307,000          126,000
   Notes receivable ..........................................          83,000           79,000
   Inventory, net ............................................       1,074,000           45,000
   Other current assets ......................................         537,000          150,000
                                                                 -------------    -------------
    Total current assets .....................................      32,715,000       39,631,000

Restricted cash ..............................................         756,000          459,000
Property and equipment, net ..................................       2,641,000        1,055,000
Other assets .................................................          90,000          111,000
Intangible assets, net........................................      17,276,000
                                                                 -------------    -------------

Total assets .................................................   $  53,478,000    $  41,256,000
                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..........................................   $   3,372,000    $   1,014,000
   Accrued liabilities .......................................       2,321,000          498,000
   Other current liabilities .................................         472,000
                                                                 -------------    -------------
      Total current liabilities ..............................       6,165,000        1,512,000

Deferred rent ................................................         254,000           52,000
Deposit due to sub lessor ....................................         108,000
                                                                 -------------    -------------
      Total liabilties .......................................       6,527,000        1,564,000
                                                                 -------------    -------------

Commitments and contingencies

Contingent consideration for acquisition .....................       3,010,000            --
                                                                 -------------    -------------
Stockholders' Equity

Preferred stock, 25,000,000 shares authorized at
       December 31, 2000, 15,000,000 shares authorized
       at June 30, 2000, Series C convertible, $0.01
       par value at December 31, 2000, $0.01 stated value
       at June 30, 2000, liquidation value $10.00 per share,
       aggregating $55,866,000, 8,450,000 shares authorized,
       5,586,600 issued and outstanding ......................          56,000           56,000
Common stock,  $0.01 par value, 200,000,000
   shares authorized and 11,307,000 issued and outstanding
   at December 31, 2000, no par value, $1.00 stated value
      40,000,000 shares authorized and 8,099,000 issued and
      outstanding at June 30, 2000 ...........................         113,000        8,099,000

Contingent consideration (2,710,000 shares of common stock)...       5,845,000             --

Additional paid-in capital ...................................     133,648,000      120,783,000
Accumulated deficit ..........................................     (95,721,000)     (89,246,000)
                                                                 -------------    -------------
      Total stockholders' equity
                                                                    43,941,000       39,692,000
                                                                 -------------    -------------

Total liabilities and stockholders' equity ...................   $  53,478,000    $  41,256,000
                                                                 =============    =============

The above statement gives retroactive effect to a 1 for 4 reverse stock split effectuated on October 18, 2000.

The accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                  For the three months ended     For the six months ended
                                                         December 31,                   December 31,
                                                  --------------------------     ------------------------
                                                    2000             1999          2000          1999
                                                    ----             ----          ----          ----
Revenues
Service revenue
     Activation fees .......................   $    49,000    $     5,000    $    63,000    $    12,000
     Monthly fees ..........................       134,000         31,000        221,000         38,000
     Transaction fees ......................       137,000         10,000        176,000         11,000
                                               -----------    -----------    -----------    -----------
Total service fees .........................       320,000         46,000        460,000         61,000
     Product sales .........................        13,000         78,000         24,000        200,000
                                               -----------    -----------    -----------    -----------
Total revenue ..............................       333,000        124,000        484,000        261,000
                                               -----------    -----------    -----------    -----------
Cost of revenues
     Services ..............................       240,000         57,000        338,000        185,000
     Product sales .........................         9,000         48,000         17,000         87,000
     Inventory adjustment ..................       (70,000)          --          (70,000)          --
                                               -----------    -----------    -----------    -----------
Total cost of revenue ......................       179,000        105,000        285,000        272,000
                                               -----------    -----------    -----------    -----------
Gross profit (loss) ........................       154,000         19,000        199,000        (11,000)
                                               -----------    -----------    -----------    -----------
Operating expenses
Selling, general and administrative ........     3,865,000        945,000      7,125,000      2,063,000
Research and development ...................       447,000        277,000        797,000        468,000
                                               -----------    -----------    -----------    -----------
Total operating expense ....................     4,312,000      1,222,000      7,922,000      2,531,000
                                               -----------    -----------    -----------    -----------
Loss from operations .......................    (4,158,000)    (1,203,000)    (7,723,000)    (2,542,000)

Interest income ............................       551,000           --        1,178,000           --
Interest expense ...........................          --         (711,000)          --         (932,000)
Other income ...............................        60,000           --           70,000        128,000
                                               -----------    -----------    -----------    -----------
Net loss ...................................    (3,547,000)    (1,914,000)    (6,475,000)    (3,346,000)
Preferred stock dividend ...................                     (135,000)                     (985,000)
                                               -----------    -----------    -----------    -----------
Net loss available to common stockholders ..   $(3,547,000)   $(2,049,000)   $(6,475,000)   $(4,331,000)
                                               ===========    ===========    ===========    ===========

Basic and diluted net loss per share
   Net loss available to common stockholders   $     (0.36)   $     (0.39)   $     (0.71)   $     (0.87)
                                               ===========    ===========    ===========    ===========
Weighted average common shares
outstanding basic and diluted ..............     9,947,000      5,207,000      9,147,000      4,965,000
                                               ===========    ===========    ===========    ===========

The above statement gives retroactive effect to a 1 for 4 reverse stock split effectuated on October 18, 2000.

The accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                     Series C Preferred      Common Stock        Additional  Contingent Consideration                  Total
                     ------------------    -----------------      Paid in    ------------------------ Accumulated   Stockholders'
                      Shares    Amount     Shares      Amount     Capital       Shares    Amount       Deficit         Equity
                      -----     ------     ------      ------   -----------     ------    ------      -----------   -------------

Balance at
June 30, 2000 ...  5,586,600  $  56,000   8,099,000 $  8,099,000  120,783,000        --         --   $ (89,246,000)  $  39,692,000

 Exercise of stock
   warrants and
   options ......       --         --     1,429,000    1,429,000   (1,372,000)       --         --            --            57,000

 Non cash
  compensation ..       --         --          --           --        370,000        --         --            --           370,000

 Net loss .......       --         --          --           --           --          --         --      (2,928,000)     (2,928,000)
                 -----------  --------- ----------- ------------ ------------  --------------------- -------------   -------------
 Balance at
 September
  30, 2000 ......  5,586,600     56,000   9,528,000    9,528,000  119,781,000        --         --     (92,174,000)     37,191,000

 Non cash
  compensation ..       --         --          --           --        370,000        --         --            --           370,000

 Exercise of
 stock warrants
 and options ....       --         --        91,000        1,000        3,000        --         --            --             4,000

 Issuance of
  common stock
  and value of
  contingent
  consideration
  to CellGate ...       --         --       563,000        6,000    1,963,000     468,000 $1,642,000          --         3,611,000

 Issuance of
  common stock
  and value of
  contingent
  consideration
  to NXT
  shareholders ..       --         --     1,125,000       11,000    2,098,000   2,242,000  4,203,000          --         6,312,000

 Net Loss .......       --         --          --           --           --          --         --      (3,547,000)     (3,547,000)

 Adjustment to
  reflect change
  from no
  par to par ....      --         --          --     (9,433,000)   9,433,000        --         --            --              --
                 -----------  --------- ----------- ------------ ------------  ---------- ---------- -------------   -------------
 Balance at
 December
  31,2000 .......  5,586,600  $  56,000  11,307,000 $    113,000  133,648,000   2,710,000 $5,845,000 $ (95,721,000)  $  43,941,000
                 ===========  ========= =========== ============ ============  ========== ========== =============   =============

The above statement gives retroactive effect to a 1 for 4 reverse stock split effectuated on October 18, 2000.

On October 6, 2000, par value on common stock was changed from no par value, $1.00 stated value to $.01 par value.

The accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                            For the six months ended December 31,
                                                            -------------------------------------
                                                                  2000            1999
                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .................................................   $ (6,475,000)   $ (3,346,000)
Adjustments to reconcile net loss to net cash used in
    operating activities:
         Depreciation and amortization ...................        453,000          74,000
         Deferred rent ...................................        108,000            --
         Non-cash consulting services and other ..........        740,000         352,000
         Loss on asset disposal ..........................          5,000            --
         Gain on sale of fixed assets ....................         (1,000)           --
         Gain on sale of merchant portfolio ..............           --          (124,000)
         Non-cash interest expense .......................           --           516,000
         Changes in current assets and liabilities:
               Accounts receivable .......................       (741,000)         67,000
               Notes receivable ..........................         (4,000)           --
               Inventory .................................     (1,029,000)         66,000
               Other current assets ......................       (181,000)         59,000
               Accounts payable ..........................       (288,000)        262,000
               Accrued liabilities .......................        737,000         613,000
               Other current liabilities .................        398,000            --
                                                             ------------    ------------
                     Net cash used in operating activities     (6,278,000)     (1,461,000)
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment ..............     (1,493,000)        (42,000)
         Proceeds from sale of merchant portfolio ........           --           450,000
         Restricted cash .................................       (123,000)           --
         (Increase) decrease in other assets .............         60,000         (51,000)
         Net payment for purchase acquisitions,
           net of cash acquired ..........................     (1,164,000)           --
         Increase in deposits ............................        108,000            --
         Proceeds from sales of equipment ................          2,000            --
                                                             ------------    ------------
                     Net cash (used in) provided
                      by investing activities ............     (2,610,000)        357,000
                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from issuance of common stock ..........           --           630,000
         Principal payment on borrowings .................           --           (32,000)
         Net proceeds from issuance of debt ..............           --           195,000
         Proceeds from exercise of warrants and options ..         61,000            --
         Payment of notes payable ........................       (690,000)           --
                                                             ------------    ------------
                     Net cash (used in) provided
                         by financing activities .........       (629,000)        793,000
                                                             ------------    ------------

Net decrease in cash .....................................     (9,517,000)       (311,000)

Cash at beginning of period ..............................     39,231,000         425,000
                                                             ------------    ------------
Cash at end of period ....................................   $ 29,714,000    $    114,000
                                                             ============    ============

See note 4 for non-cash consideration paid for acquisitions.

The above statement gives retroactive effect to a 1 for 4 reverse stock split effectuated on October 18, 2000.

On October 6, 2000, par value on common stock was changed from no par value, $1.00 stated value to $.01 par value.

The accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying financial statements included herein have been prepared by U.S. Wireless Data, Inc. (the “Company”or “USWD”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain figures in the financial statements of the prior period have been reclassified to conform to the current period presentation for comparative purposes. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the financial statements and accompanying footnotes included in the Company’s Form 10-KSB for the year ended June 30, 2000.

The common stock and per share prices in the financial statements and related notes have been retroactively adjusted to give effect to the 1 for 4 reverse stock split that was effectuated on October 18, 2000.

Note 2- BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary NXT Corporation (“NXT”). All intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - THE COMPANY

The Company was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. The Company’s goal is to be the premier provider of wireless transaction services. The Company’s business strategy is focused on its recently developed proprietary technology that brings together three large, rapidly growing industries; transaction processing, wireless data transport and the Internet to enable wireless transaction processing. The Company’s Synapse service (“SYNAPSE”)(SM) (formerly Wireless Express Payment Service or WEPS) provides a gateway between all of the parties to a wireless point of sale (“POS”) transaction. By providing a seamless interface between a merchant’s POS terminals, wireless carriers and card processors, credit, debit and other payment transactions can be processed as fast as cash, without the cost and inconvenience of being tethered to a telephone line. In addition, SYNAPSE’s Internet-based tools offer on-line, real-time transaction monitoring, remote diagnostics and automated terminal management.

Note 4 - ACQUISITIONS

Cellgate Technologies LLC

On November 16, 2000, the Company acquired the assets and assumed certain liabilities of Cellgate Technologies, LLC (“Cellgate”), a Delaware limited liability company in a cash and stock transaction. The acquisition was accounted for under the purchase method of accounting and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair values. The purchase price included $1,250,000 cash and 562,500 shares of the Company’s common stock, valued at the closing at an aggregate of $1,969,000. In addition, under certain circumstances and depending on the price of the Company’s common stock, a maximum of $2,557,000 in cash and approximately 468,000 shares of the Company’s common stock, valued at approximately $1,642,000, may be issued one (1) year from closing, based on the following: if the average Closing Price (as defined in the Asset Purchase Agreement dated October 30, 2000) of the Company’s common stock for the twenty (20) consecutive trading days ending with the trading day immediately preceding the one-year anniversary of the closing date is less than $16.00 per share (as adjusted for any stock splits, stock dividends or similar events), such additional consideration shall be an amount equal to: (i) the number of the shares which have not previously been sold or transferred, subject to certain exceptions, multiplied by (ii) the amount, if any, not to exceed $10.00, by which such average Closing Price is less than $16.00. No less than 50% of such amount shall be paid in cash, and the balance shall be paid, at the Company’s option, in cash or shares of common stock having a value, based on such average Closing Price provided that such average Closing Price for such purposes shall not be less than $6.00 per share prior to the anniversary of the closing. The operating results of Cellgate have been included in the consolidated financial statements of the Company since the acquisition date. The Company incurred approximately $475,000 of expenses related to this transaction, which includes accounting fees, attorney’s fees, investment banking fees and other costs.

The purchase price was calculated as follows:

Cash paid                                                                            $1,250,000
U.S. Wireless Data, Inc. Common Stock issued at closing valued at $3.50 per share     1,969,000
Maximum cash that may be paid in one (1) year discounted by 10% to present value      2,557,000
Maximum shares of U.S. Wireless Data, Inc. Common Stock that may be issued in
   one year valued at $3.50 per share                                                 1,642,000
Closing costs                                                                           475,000
Fair Value of assumed liabilities as of November 16, 2000                             1,130,000
                                                                                      ---------
Total purchase price                                                                 $9,023,000
                                                                                      =========

The purchase price was allocated, based on an independent third party valuation, as follows:

                                                      Allocated          Useful
                                                        Value             Life
                                                      ---------          ------
Intellectual Property:
   AT&T Wireless IP technology                       $2,600,000            7
   CBF 2000 design and Tellus agreement               1,700,000            7
   Cellgate gateway application                         200,000            7
   Cellgate enterprise system                           200,000            7
   ATM wireless solution                              1,300,000            7
Acquired workforce                                      250,000            4
Fair value of tangible assets acquired                  203,000            4
Goodwill                                              2,570,000           10
                                                     ----------
Total allocation of purchase price                   $9,023,000
                                                     ==========

The valuation methodology for intangible assets and intellectual property were based on the income and cost approach.

NXT Corporation

On December 22, 2000, the Company acquired NXT Corporation (“NXT”) in a stock for stock transaction, accounted for under the purchase method of accounting. The assets acquired and the liabilities assumed have been recorded at their estimated fair values as of the date of the acquisition. The shareholders of NXT, including holders of certain phantom stock rights in NXT have exchanged their shares of Common Stock of NXT and such rights, for an aggregate of 1,125,000 shares of USWD’s Common Stock valued at an aggregate of approximately $2,109,000. In addition, under certain circumstances, depending on the price of the Company’s Common Stock, as more fully described below, a maximum of $455,000 in cash and approximately 2,242,000 shares of the Company’s Common Stock, valued at $4,203,000 may be issued two (2) years from closing based on the following: if the Daily Average Price (as defined in the Asset Purchase Agreement dated December 13, 2000) of USWD Common Stock for the twenty (20) consecutive trading days ending with the trading day immediately preceding December 21, 2002 is less than $18.40 per share (as adjusted for any stock splits, stock dividends or similar events). Such additional consideration shall be an amount equal to: (i) the number of the original 1,125,000 shares which have not previously been sold or transferred, subject to certain exceptions, multiplied by (ii) the amount, if any, not to exceed $12.40, by which such Daily Average Price is less than $18.40. Such additional consideration shall be paid to the NXT shareholders in cash, to the extent of 10% of the amount of the additional consideration to be paid by USWD, provided that the aggregate amount of cash paid will not exceed $455,000. Any balance of consideration due shall be paid in shares of USWD Common Stock having value equal to the Daily Average Price, provided however, that for such purposes, in no event shall the value ascribed to USWD Common Stock be lower than $6.00 per share.

In addition to the 1,125,000 shares of common stock, the Company also assumed options for approximately 76,000 shares of its Common Stock, which were fully vested on change of control, at exercise prices ranging from $7.50 to $33.07 per share. The holders of such options may also be entitled, upon exercise of their options, to additional consideration depending on the Daily Average Price of USWD common stock for the twenty (20) consecutive trading days immediately preceding December 21, 2002.

In connection with the merger, Paymentech, Inc. (“Paymentech”) and Merchant-Link, LLC, NXT’s two largest customers, agreed, subject to certain exceptions, to maintain certain revenue levels of business with NXT over the next twelve (12) months and twenty-four (24) months, respectively. Failure of either of these parties to maintain such levels of business for any reason could materially impair the value of the NXT acquisition. Paymentech, Inc. was a stockholder of NXT and Merchant-Link, LLC is a wholly owned subsidiary of Paymentech, Inc.

In connection with the merger, American Express Travel Related Services Company, Inc. (“AMEX”), a stockholder of and service provider to NXT, agreed to provide certain services at more favorable rates and the Company agreed that AMEX shall be entitled to designate a person to serve as a member of its board of directors for a period of two (2) years following the closing. The Company also paid an aggregate amount of approximately $1,700,000 to AMEX and Paymentech to retire certain indebtedness payable by NXT to AMEX and Paymentech other than current trade payables. In addition, AMEX will provide the Company with $300,000 in business development funding. The Company incurred approximately, $1,055,000 of expenses related to this transaction, which includes accounting fees, attorney’s fees, investment banking fees and other costs. The operating results of NXT has been included in the consolidated financials statements of the Company since the acquisition date.

The purchase price was calculated as follows:

Shares of U.S. Wireless Data, Inc. Common Stock issued at closing
   valued at $1.875 per share                                      $2,109,000
Maximum cash that may be paid in two years discounted
   by 10% to present value                                            455,000
Maximum shares U.S. Wireless Data, Inc. Common Stock that
    may be issued in two years valued at $1.875 per share           4,203,000
Closing costs                                                       1,055,000
Assumed liabilities as of December 22, 2000                         3,208,000
                                                                   ----------
Total purchase price                                               11,030,000

Less the fair value of tangible assets acquired                    (2,976,000)
                                                                   ----------

Total amount of goodwill and intangible assets                     $8,054,000
                                                                   ==========

The estimated fair market value of the acquired assets and assumed liabilities are based on an estimated valuation by management and the purchase price allocation is subject to final adjustment. The estimated fair market value and the allocation of the purchase price to the assets acquired is currently being determined by an independent third party.

Note 5- INVENTORY

                                                   December 31,       June 30,
                                                       2000             2000
                                                   -----------        -------
         Inventory consists of:

            Raw material                            $   139,000   $   177,000
            Finished goods                            1,357,000       360,000
            Lower of cost or market reserve            (422,000)     (492,000)
                                                      ---------    ----------
                                                    $ 1,074,000   $    45,000
                                                      =========    ==========

The Company has established a reserve against finished goods and raw materials to reflect the estimated net realizable value of the inventory as of December 31, 2000 and June 30, 2000.

Note 6 - INTANGIBLE ASSETS

Intangible assets are comprised of the excess of the purchase price and the related acquisition costs over the value assigned to the net tangible assets of the business acquired. The purchase price of businesses acquired is allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values with any amount in excess of such allocations designated as goodwill. Intangible assets, including goodwill, are amortized over their estimated useful lives, which range from four to ten years. As of December 31, 2000 the Company had the following intangible assets;

                                 Date of      Intangible    Accumulated      Net
                              Acquisition       Asset      Amortization  Intangible assets
                              -----------     ----------   ------------  -----------------
Acquired intangibles from NXT  12/22/2000   $    432,000                 $    432,000

Restructuring expenses                           147,000                      147,000

NXT acquisition                12/22/2000      8,054,000                    8,054,000

Cellgate Acquisition           11/16/2000      8,820,000   $ 177,000        8,643,000
                                            ----------    ---------     ------------
Total Intangible assets                     $ 17,453,000   $ 177,000     $ 17,276,000
                                            ===========   =========     ============

Note 7 - NET LOSS PER SHARE

Earnings (loss) per common share (EPS) is computed using Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”. SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. During fiscal years 2001 and 2000, such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options, warrants and conversions could potentially dilute earnings per share in the future.

The following table reconciles the number of basic weighted average shares of common stock outstanding to the maximum diluted shares of common stock for the three and six month periods ended December 31, 2000.

U.S. WIRELESS DATA INC.
CONSOLIDATED COMMON STOCK EQUIVALENT TABLE
(UNAUDITED)

                                                                 Three Months Ended    Six Months Ended
                                                                 December 31, 2000    December 31, 2000
                                                                 ------------------    -----------------

Weighted average shares of common stock outstanding:                   9,947,000         9,147,000

Bridge Warrants                                                           52,000         1,572,000

Warrants issued in the preferred stock private placement
    Warrants included in units offered                                 9,311,000         9,311,000
    Investor warrants, 25% of shares in common stock                   2,328,000         2,328,000
    Agent warrants, 25% of units in common stock                       2,328,000         2,328,000
    Agent warrants, 25% of shares in common stock                        582,000           582,000
    Investment company warrants, 20% of shares in common stock           466,000           466,000
    Investment company warrants,  25% of shares in common stock          116,000           116,000

Warrants, various                                                        419,000           419,000

Employee options / warrants
                Outstanding, 1992 plan                                   400,000           400,000
                Outstanding, out of plan                                 505,000           505,000
                Outstanding, 2000 plan                                 1,197,000         1,197,000
                Warrants, Executive                                    1,343,000         1,343,000

Common stock to be distributed (contingent consideration)              2,710,000         2,710,000
                                                                    ------------       -----------

                Total Shares issued or issuable                       31,704,000        32,424,000
                                                                    ============       ===========

Note 8 - STOCKHOLDERS' EQUITY

On September 7, 2000, 966,500 stock options were issued to employees with exercise prices equal to the fair market value of the Company’s common stock at the date of grant.

On September 15, 2000, ComVest Capital Management LLC exercised its warrants for 1,429,000 shares of common stock at an exercise price of $0.04 per share.

On October 6, 2000, the par value of the Company’s common stock changed from no par value, at $1.00 stated value per share to $.01 par value per share.

On November 16, 2000, 562,500 shares of USWD common stock were issued at the closing to acquire the assets and assume the liabilities of Cellgate Technologies LLC, and contingent consideration which consist of 468,000 shares of USWD’s common stock and cash of approximately $2,557,000 that may be issued in one (1) year, under certain circumstances pursuant to the acquisition agreement.

On December 22, 2000, 1,125,000 shares of USWD’s common stock were issued at the closing to acquire NXT Corporation, and contingent consideration which consists of 2,242,000 shares of USWD’s common stock and cash of approximately $455,000 that may be issued in two (2) years, under certain circumstances pursuant to the acquisition agreement.

On December 29, 2000, Dean M. Leavitt Family Trust exercised warrants for 90,909 shares of common stock at an exercise price of $0.04 per share.

For the six months ended December 31, 2000, $740,000 was charged to compensation expense for options issued to four Board Members granted on March 29, 2000.

For the second fiscal quarter ended December 31, 2000, 330,250 stock options were issued to employees with exercise prices equal to the fair market value of the Company’s common stock at date of grant.

Note 9 - COMMITMENTS AND CONTINGENCIES

The Company has entered into leases for certain computer equipment, facility leases and product inventory. Future minimum lease payments under noncancelable operating leases and the present value of future minimum lease payments as of December 31, 2000, are as follows:

                                           Operating           Facility
For fiscal year ending June 30:             Leases              Leases
                                           ---------           --------
2001                                      $   517,000       $    739,000
2002                                        1,026,000          1,368,000
2003                                          388,000          1,303,000
2004                                                           1,279,000
2005                                                           1,304,000
Thereafter                                                     6,322,000
                                          -----------       ------------
Total minimum payments required           $ 1,931,000       $ 12,315,000
                                          ===========       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto appearing elsewhere in this Form 10-QSB. All statements contained herein that are not historical facts, including but not limited to, statements regarding our current business strategy and our plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words “anticipates”, “believes,” “estimates,” “expects” and similar expressions as they relate to us and our management are intended to identify forward looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are those set forth in our Annual Report on Form 10-KSB under the caption “Risk Factors.” We wish to caution readers not to place undue reliance on any such forward-looking statements, which statements speak only as of the date made.

OVERVIEW/BUSINESS STRATEGY

During fiscal 2000, we positioned ourselves as a facilitator of wireless transaction and data services with our SYNAPSE service. We are an enabler of wireless transaction processing service, neutral to terminal type, wireless carrier and front-end processor. SYNAPSE provides a gateway between all of the parties within a wireless point-of-sale (“POS”) transaction. By providing a seamless interface between a merchant’s POS terminals or integrated POS system, wireless carriers and transaction processors, payment and other transactions can be processed faster than conventional dial-up transactions, without the cost and inconvenience of being tethered to a telephone line. In addition, SYNAPSE’S Internet-based tools offer online, real-time transaction monitoring, reporting, remote terminal management and diagnostics.

We provide merchant acquirers, Independent Sales Organizations (“ISOs”) and payment processors with turnkey wireless and other IP-based transaction management services that can be utilized at both conventional and emerging merchant segments, permits the retrieval of on-line/real-time transactional reports and diagnostics via the Internet and simplifies the customer service and application development effort.

AQUISITIONS

Our SYNAPSE business model has been enhanced by our recent acquisitions of Cellgate Technologies LLC and NXT Corporation.

Cellgate Technologies LLC

With the acquisition of CellGate and its proprietary technology, USWD obtained an unique ability to accelerate our entry into the fixed wireless market by providing its wireless solutions to the approximately 4.7 million wired POS terminals currently being used throughout the United States. CellGate held exclusive rights, except as to AT&T, to AT&T’s patented technology that enables traditional dial up devices, including POS terminals and ATM’s, to communicate via a wireless protocol signal. CellGate’s exclusive rights to this patented technology were extended from two to five years in connection to the acquisition. CellGate incorporated this technology into its CBF2000 modem, a “plug and play” technology that is very easy to use. The merchant or ATM deployer simply disconnects the telephone connection and plugs the existing phone cord into the CellGate CBF2000 modem, now called the SYNAPSE adapter. Once connected to the adapter, the existing POS terminal instantly processes transactions in a wireless mode, connecting to the merchant’s current credit card processor via the CellGate host. The result is faster service for the merchant without the need for expensive equipment upgrades and reduces operating costs by disconnecting the secondary POTS line that may have been previously required to process payment transactions.

In addition to the SYNAPSE adapter, which is manufactured for us by Tellus Technology, Inc., under a development and supply agreement assigned to us as part of the acquisition, we also acquired the CellGate Gateway application and Enterprise Systems. These systems connect to major credit card and check processors and are used to route transactions to their appropriate destination. Currently Williams Communication Group, Inc. operates the CellGate Enterprise through an outsourcing arrangement, however, we intend ultimately to integrate these operations into our internal operating functions.

Cellgate’s dial tone emulation and other patented technology provides a seamless “plug and play” solution for conversion of most current dial terminals or automatic teller machines (ATMs) to a high speed, low cost wireless IP device. This alternative to conventional dial or leased line telephone service provides a unique ability for any retail or PC-using merchant, quick service restaurant, or ATM owner/distributor to have instant access to process faster and lower cost financial transactions where and when needed. The CBF 2000 modem converts a landline signal into a wireless protocol signal using the AT&T technology, which was designed and manufactured for Cellgate by Tellus Technology, Inc., under a Development and Supply agreement (dated December 28, 1998), which was transferred to USWD as part of the acquisition. The Cellgate Gateway application was developed for Cellgate by iXL-San Diego, Inc., and enables the channeling of transaction data over a wireless carrier’s network to credit card transaction processors. Cellgate’s enterprise system which is currently outsourced to Williams Communications Group, Inc. will support Cellgate business applications until the integration into the USWD system is complete.

NXT Corporation

The acquisition of NXT Corporation expands USWD’s Technical capabilities with respect to converting traditional dial-up and leased-line based Points-Of-Sale to IP-enabled sites. Utilizing our SYNAPSE adapter, obtained through the Cellgate acquisition, and the SYNAPSE wireless gateway, we can offer NXT’s current merchant base of over 45,000 access to a wireless solution. NXT provides key services to the financial transaction industry, including telecommunications, data transport, software development, real time data translation and manipulation, data storage and reporting. NXT recently launched a suite of payment processing and related POS products, allowing merchants, banks, MSP’s, processors and acquirers to offer and access these solutions with a minimal front-end technology investment.

NXT develops high performance software coupled with the ability to transport data via a network of dedicated connections and a national dial network in order to maintain dedicated circuit connections to most of the major third party credit card processors. NXT monitors and manages these network twenty-four (24) hours per day, seven (7) days per week from our Network Operations and Merchant Support Center (“NOC”) located in Bethesda, Maryland. These NOC’s are already in the process of being integrated with those of USWD.

Residing within the NXT network are intelligent transaction switches that are capable of message translation, message augmentation, transaction tracing and network level transaction routing.

In addition to transaction processing and message management software, NXT has built a complete set of tools, reports, and utilities to support these services. These tools include:

°	a multi-layered network management system,

°	diagnostic utilities,

°	back-up and data protection systems,

°	a terminal ID database management system, and

°	an accounting system with extensive reports.

NXT has pioneered solutions for customers in which traditional POS terminal routing or message formatting functionality is moved onto the network. Performing the transaction routing within the network enables the merchant to take advantage of high performance network links as well as evolving host message formats and protocols. Services offered are: (1) AmexDirect, which eliminates American Express transaction fees without the need to change existing hardware, software, or third-party processor/acquiring bank for most merchants; and (2) SiteNET, NXT’s payments network architecture improves transaction routing and data communications efficiency, reducing costs and merchant support requirements while improving data management and control.

RESULTS OF OPERATIONS: FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

REVENUE

We generate service revenues based on the following: (1) setup fees for establishing the wireless connection to our SYNAPSE service; (2) monthly service fees, which includes 24 hours per day; 7 days per week customer support and access to our wireless processing network; (3) reporting fees, which includes real-time internet based access to our powerful proprietary reporting system and (4) transaction fees, billed for credit card and other transactions processed through SYNAPSE. In addition, with the acquisition of Cellgate Technologies LLC and NXT Corporation, we have significantly increased our service and product offerings to our customers, such as, fixed wireless equipment and services, incremental transaction/authorization fees and software support fees. Our overall business model is to be the premier provider of wireless and other IP-based services and products that support the transaction processing industry.

Total revenue of $333,000 for the three months ended December 31, 2000, increased from $124,000 for the three months ended December 31, 1999, an increase of $209,000 or 169%. Total revenue for the six months ended December 31, 2000 was $484,000, an increase of $223,000 or 85% from the six months ended December 31, 1999. Below is a discussion of the components of our revenue.

SERVICE REVENUE

Service revenue for the three months ended December 31, 2000 was $320,000, as compared to $46,000 for the three months ended December 31, 1999, an increase of $274,000 (over 500%). This includes revenue from the acquisitions of Cellgate Technologies LLC and NXT Corporation for 45 days and 9 days, respectively, accounting for approximately $150,000. Excluding the revenue associated with the acquisitions, service revenues increased by $124,000 or 270% from the three months ended December 31, 1999. Service revenue for the six months ended December 31, 2000 was $460,000, as compared to $61,000 for the six months ended December 31, 1999, an increase of $399,000 or over 654%. Excluding the revenue associated with the acquisitions, service revenues increased by $249,000 or 408%, from the six months ended December 31, 1999. This increase was attributed to our continued successful efforts in marketing our flagship SYNAPSE product to merchant acquirers, Independent Sales Organizations (“ISOs”) and front-end processors as well as our migration from a product-oriented to a service-oriented organization. We currently have over 100 sales channels under contract for SYNAPSE. Active sites on SYNAPSE have grown to over 4,000 at December 31, 2000, representing approximately 3,400 Merchants. The 3,400 active sites on SYNAPSE as of December 31, 2000 represents an increase of 1,690, or over 99% compared to the number of active sites at December 31, 1999. Transactions processed for the second quarter of fiscal year 2001, were 345,000, an increase of over 12% from the first quarter of fiscal year 2001. Transactions processed for the six months ended December 31, 2000 were 573,000, an increase from the last six months of fiscal year 2000 of 389,000 or over 200%. Revenue from SYNAPSE should continue to grow rapidly as the number of active terminals increase due to the anticipated growth in the number of clients and merchants. We continue to increase the number of SYNAPSE certified devices and the number of SYNAPSE devices which have obtained communications connectivity to, and integration with, additional payment processors.

EQUIPMENT REVENUE

Equipment revenue decreased for the three months ended December 31, 2000 to $13,000 from $78,000 for the same period ended December 31, 1999. Equipment revenue decreased for the six months ended December 31, 2000 to $24,000 from $200,000 for the same period ended December 31, 1999. This decrease was primarily due to the completion of the transition to a recurring revenue model based on the SYNAPSE services and products. Equipment sales will begin to increase as we roll out the new SYNAPSE adapter products that will support the SYNAPSE family of IP-based services.

COST OF REVENUES/GROSS PROFIT

Cost of services includes the initial setup and ongoing communications costs associated with terminals connected through SYNAPSE. Cost of revenues increased to $179,000 for the three months ended December 31, 2000 or 70% from the same period in 1999. Cost of revenues increased to $285,000 for the six months ended December 31, 2000 or 4.7% from the same period in 1999. This increase was due to a number of factors: (1) a significant increase in placing terminals in order to generate market share and the corresponding costs of providing these services which are generally incurred prior to the actual generation of the monthly recurring revenues; and (2) inclusion of the cost of sales for NXT and Cellgate for the second fiscal quarter of 2001. As revenue from the monthly recurring billings is generated, gross profit should begin improving over the second half of the fiscal year 2001.

OPERATING EXPENSES

        Selling, general and administrative expenses were $3,865,000 for the three months ended December 31, 2000, as compared to $945,000 for the three months ended December 31, 1999. Expenses were $7,125,000 for the six months ended December 31, 2000 as compared to $2,063,000 for the six months ended December 31, 1999. The increase for both periods is due to: (1) hiring of additional engineering and programming personnel to support and maintain the increase in SYNASPE activations; (2) noncash expense for stock based compensation for the board of directors that was not incurred in the prior periods of $370,000 and $739,000, respectively; (3) inclusion of the selling, general and administrative expenses of the recently acquired companies; and (4) inclusion of costs of leases related to the Cellgate acquisition for financing of equipment inventory in the second fiscal quarter of 2001. Personnel increased from approximately 25 in the first quarter of fiscal year 2000 to over 100 as of December 31, 2000, including acquired personnel. Excluding expenses for acquisitions, total selling, general and administrative expenses was $3,441,000 for the second quarter of 2001. Research and development expenses increased to $447,000 in the second quarter of fiscal 2001 from $277,000 in the second quarter of fiscal 2000. This increase was due primarily to an increase in the number of employees and full time consultants that are focused on the continuing efforts of development of SYNAPSE and other new products to be released later this year.

INTEREST AND OTHER

The private placement in March, 2000 paid off the debt related to the 6% Debentures, Series B Preferred Stock and other notes payable at the end of fiscal year 2000, therefore there was no interest expense for the second quarter or for the first half of fiscal year 2001 versus $711,000 and $932,000, respectively, for the same period in 2000.

Interest income for the second quarter and the first half of fiscal 2001 was $551,000 and $1,178,000 versus negligible amounts for the same periods in 2000. Our receipt of the net cash from the three closings of the $55.8 million private placement beginning in March 2000 provided us with a large cash balance from which we earn interest and other investment income. Interest income for subsequent periods should decline as we utilize this cash to fund our growth expectations.

Other income of $128,000 for the first half of fiscal 2000 included a $124,000 gain on the July 1999 sale of a portion of our merchant credit card portfolio to PMT Services Inc., a wholly owned subsidiary of Nova Corporation. The transaction resulted in a cash payment to us of $450,000. The sale included approximately 450 installed TRANZ Enabler point-of-sale devices owned by us and deployed with certain merchants. Other income of $70,000 in the first half of fiscal 2001, included rental income of $85,000 offset by taxes of $15,000.

PREFERRED STOCK DIVIDEND

Preferred Stock Dividends for the first half of fiscal 2000 includes $985,000 to accrete the value of the Series B preferred stock up to its redemption value by the date at which mandatory redemption is available to the holders. The balance of the Preferred Stock dividend amount represents Series A and Series B Preferred Stock dividends that were accrued but not paid in the first quarter of fiscal 2000. There were no dividends declared or paid on the Series C Preferred Stock, the only class of preferred stock currently outstanding during the first half of fiscal 2001.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The funds from the private placement in March 2000, continue to be available in order to fund our operating losses, capital expenditures and recent acquisitions. As of December 31, 2000 we had a cash balance of $29.7 million. The Company’s costs currently exceeds its revenues, therefore, cash utilization or “burn rate” is an important indication of the Company’s health. We define “burn rate” as net loss excluding capital expenditures, other noncash costs and one time items. We monitor burn rate closely on a monthly basis and expect it to decrease as percent of revenue over the next year. For the second quarter of fiscal year 2001 our average monthly burn rate was approximated $1,150,000, including the net losses for Cellgate and NXT, acquired in the second quarter of 2001. Excluding the acquisitions, our average monthly burn rate for the second quarter of 2001 was $790,000. We anticipate an improvement in the burn rate due to a number of factors: (1) the increase in activations over the second quarter will generate significant incremental revenues; (2) emphasis on growth of terminals deployed and rollout of the SYNAPSE adapter; and (3) reduced costs of consolidating and integrating operations of NXT and Cellgate with our own. The aggregate burn rate for Cellgate and NXT is expected to continue to run at the range of $350,000 to $400,000 on a monthly basis in the short term, before any integration and restructuring benefits. The monthly burn rate may increase due to lower levels of revenues from SYNAPSE services than anticipated, increases in rates charged by our carriers for wireless airtime and the impact of any acquisitions. As indicated in the previous quarterly report, we expect expenses to continue to exceed revenues, at least for the next twelve months to support our on-going growth. Interest income provided from the available cash balance will help to reduce monthly deficits but will be declining as we utilize the cash to fund operations. In management’s opinion, we have significant available financial resources to pursue our business strategy and fund monthly deficits.

Prior to March 2000, we faced significant challenges due to our then current financial condition and lack of liquidity. We have incurred recurring losses from operations and have an accumulated deficit of approximately $95.7 million at December 31, 2000.

SEASONAL VARIATION OF BUSINESS

We anticipate that the recurring revenue generated under SYNAPSE agreements with merchant acquirers and credit card processors will be relatively immune to seasonal variations, although we expect that transaction related revenue will reflect seasonal variations paralleling consumer spending patterns, generally increasing somewhat during the Christmas holiday season. The placement of point-of-sale terminals can be expected to be slower during that season as well, due to the reluctance of merchants to change processors during premier shopping season.

PART II OTHER INFORMATION

ITEM 4 -SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2000 Annual Meeting of Shareholders was held at the New York Helmsley Hotel, TurtleBay Room, 212 East 42nd Street, New York, New York 10017 at 2:00 p.m., Eastern time, on December 12, 2000.

The following matters were voted upon at the Annual Meeting of Shareholders, at which there was a quorum:

Election of a Board of Directors for One Year Terms:

The following individuals were elected by vote of a majority of the Common Shareholders present or represented by proxy to a one-year term on the Board of Directors:

                                    Dean M. Leavitt
                                    Alvin C. Rice
                                    Chester N. Winter
                                    Michael S. Falk
                                    Amy L. Newmark

The following individuals were elected by vote of a majority the Series C Preferred Shareholders present or represented by proxy to a one-year term on the Board of Directors:

                                    Edwin M. Cooperman
                                    Barry A. Kaplan

Ratification of M.R. Weiser & Co. LLP as Independent Accountants:

By a vote of the majority of the Common and Series C Preferred Shareholders together present or represented by proxy, M.R. Weiser & Co. LLP was ratified as Independent Accountants to the Company.

ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

       a)       Reports on Form 8-K

On November 6, 2000, the Company filed a report on Form 8-K reporting the entering into of an agreement with CellGate Technologies, LLC to acquire substantially all the assets of Cellgate.

On November 30, 2000, the Company filed a report on Form 8-K reporting the completion of the acquisition of CellGate Technologies, LLC.

SIGNATURES

        In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                             U.S. WIRELESS DATA, INC.

Dated         February 20, 2001                           By: /s/ Dean M. Leavitt
                                                                                   Dean M. Leavitt
                                                                                   Chief Executive Officer

Dated         February 20, 2001

/s/ Rick J. DeVincenzo
Rick J. DeVincenzo                                               Senior Vice President, Chief Financial Officer and Treasurer     February 20, 2001
                                                                                (Principal Financial Officer)