Form 10QSB
period 2001-03-31
U S WIRELESS DATA INC
filed 2001-05-15
CIK 895716

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

                           [X]    Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act
                                     of 1934 for the quarterly period ended March 31, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X]     No [  ]

As of May 10, 2001, there were outstanding 11,430,032 shares of the Registrant’s Common Stock ($0.01 par value per share).

Transitional Small Business Disclosure Format. Yes [  ]     No [X]

U.S. WIRELESS DATA, INC.
TABLE OF CONTENTS

Part I — FINANCIAL INFORMATION                                                            Page

  ITEM 1. Financial Statements

        Consolidated Balance Sheets as of
                 March 31, 2001 and June 30, 2000 ......................................................... 3

        Consolidated Statements of Operations for the three months and nine months ended March 31, 2001 and 2000 .............................................. 4

        Consolidated Statements of Stockholders' Equity for the nine months ended
                 March 31, 2001 ....................................................................................... 5

        Consolidated Statements of Cash Flows for the nine months ended
                 March 31, 2001 and 2000 ........................................................................ 6

        Notes to Financial Statements .......................................................................... 7-14

  ITEM 2. Management's Discussion and Analysis of Financial Condition and
    Results of Operations .......................................................................................... 15-24

Part II — OTHER INFORMATION

  ITEM 6. Exhibits and Reports on Form 8-K ........................................................... 25

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                              March 31, 2001    June 30, 2000
                                                              --------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents ..............................   $  22,064,000    $  39,231,000
   Accounts receivable, net of allowance for
       doubtful accounts of $55,000 at March 31, 2001
       $75,000 at June 30, 2000 ...........................         917,000          126,000
   Notes receivable .......................................          85,000           79,000
   Inventory, net .........................................       1,448,000           45,000
   Other current assets ...................................         737,000          150,000
                                                              -------------    -------------
    Total current assets ..................................      25,251,000       39,631,000

Restricted cash ...........................................         762,000          459,000
Property and equipment, net ...............................       2,612,000        1,055,000
Other assets ..............................................          91,000          111,000
Intangible assets .........................................      16,649,000             --
                                                              -------------    -------------
    Total assets ..........................................   $  45,365,000    $  41,256,000
                                                              =============    =============

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
   Accounts payable .......................................   $     988,000    $   1,014,000
   Accrued liabilities ....................................       2,097,000          498,000
   Other current liabilities ..............................         165,000             --
                                                              -------------    -------------
     Total current liabilities ............................       3,250,000        1,512,000

Deferred rent .............................................         265,000           52,000
Deposit due to sub lessor .................................         109,000             --
                                                              -------------    -------------
     Total liabilities ....................................       3,624,000        1,564,000
                                                              -------------    -------------

COMMITMENTS AND CONTINGENCIES
Contingent consideration for acquisitions .................       3,010,000             --
                                                              -------------    -------------
STOCKHOLDERS’ EQUITY
Preferred stock, 25,000,000 shares
  authorized at March 31, 2001, 15,000,000 shares
  authorized at June 30, 2000
    Series C convertible, $.01 par value at March 31, 2001
    $.01 stated value at June 30, 2000, liquidation value
    $10.00 per share, aggregating $55,866,000, 8,450,000
    shares authorized, 5,586,600 issued and outstanding ...          56,000           56,000
Common stock, $0.01 par value, 200,000,000
  shares authorized and 11,359,000 issued and outstanding
  at March 31, 2001, no par value, $1.00 stated value
    40,000,000 shares authorized and 8,099,000 issued and
    outstanding at June 30, 2000 ..........................         114,000        8,099,000
Contingent consideration (2,710,000 shares of common stock)       5,845,000             --
Additional paid-in capital ................................     134,019,000      120,783,000
Accumulated deficit .......................................    (101,303,000)     (89,246,000)
                                                              -------------    -------------
      Total stockholders' equity ..........................      38,731,000       39,692,000
                                                              -------------    -------------
Total liabilities and stockholders' equity ................   $  45,365,000    $  41,256,000
                                                              =============    =============

The accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                  For the three months ended      For the nine months ended
                                                            March 31,                     March 31,
                                                  --------------------------      -------------------------
                                                    2001              2000          2001             2000
                                                    ----              ----          ----             ----
Net revenues
  Service revenue
     Activation fees ........................  $    119,000    $     30,000    $    182,000    $     54,000
     Monthly fees ...........................       378,000          55,000         599,000         129,000
     Transaction fees .......................     1,130,000           3,000       1,306,000          13,000
                                               ------------    ------------    ------------    ------------
  Total service revenue .....................     1,627,000          88,000       2,087,000         196,000
     Product sales ..........................         7,000         111,000          31,000         271,000
                                               ------------    ------------    ------------    ------------
  Total revenue .............................     1,634,000         199,000       2,118,000         467,000
                                               ------------    ------------    ------------    ------------
  Cost of revenues
     Services ...............................     1,127,000          52,000       1,464,000         196,000
     Product sales ..........................         5,000         214,000          22,000         349,000
     Inventory adjustment ...................          --              --           (70,000)           --
                                               ------------    ------------    ------------    ------------
  Total cost of revenue .....................     1,132,000         266,000       1,416,000         545,000
                                               ------------    ------------    ------------    ------------
Gross profit (loss) .........................       502,000         (67,000)        702,000         (78,000)
                                               ------------    ------------    ------------    ------------
Operating expenses
Selling, general and administrative .........     4,717,000       1,741,000      10,649,000       3,378,000
(Exclusive of non-cash compensation)
Non-cash compensation .......................       370,000         159,000       1,110,000         511,000
                                               ------------    ------------    ------------    ------------
Total selling, general and administrative ...     5,087,000       1,900,000      11,759,000       3,889,000

Depreciation and amortization ...............       849,000          53,000       1,302,000         127,000
Research and development ....................       570,000         391,000       1,367,000         859,000
                                               ------------    ------------    ------------    ------------
Total operating expense .....................     6,506,000       2,344,000      14,428,000       4,875,000
                                               ------------    ------------    ------------    ------------
Loss from operations ........................    (6,004,000)     (2,411,000)    (13,726,000)     (4,953,000)

Interest income .............................       387,000          65,000       1,565,000          65,000
Interest expense ............................          --          (462,000)           --        (1,394,000)
Interest credit .............................          --           597,000            --           597,000
Other income ................................        35,000            --           104,000         128,000
                                               ------------    ------------    ------------    ------------
Net loss ....................................    (5,582,000)     (2,211,000)    (12,057,000)     (5,557,000)
Preferred stock dividends ...................          --       (42,864,000)           --       (43,849,000)
                                               ------------    ------------    ------------    ------------
Net loss available to common
  stockholders ..............................  $ (5,582,000)   $(45,075,000)   $(12,057,000)   $(49,406,000
                                               ============    ============    ============    ============
Basic and diluted net loss per share
 (after provision for Preferred
  stock dividends) ..........................  $      (0.49)   $      (7.54)   $      (1.22)   $      (9.32)
                                               ============    ============    ============    ============
Weighted average common shares outstanding
 basic and diluted ..........................    11,336,000       5,975,000       9,868,000       5,299,000
                                               ============    ============    ============    ============

The above statement gives retroactive effect to a 1 for 4 reverse stock split effectuated on October 18, 2000.

The accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                     Series C Preferred      Common Stock        Additional  Contingent Consideration                  Total
                     ------------------    -----------------      Paid in    ------------------------ Accumulated   Stockholders'
                      Shares    Amount     Shares      Amount     Capital       Shares    Amount       Deficit         Equity
                      -----     ------     ------      ------   -----------     ------    ------      -----------   -------------

Balance at
June 30, 2000 ...  5,586,600  $  56,000   8,099,000 $  8,099,000 $120,783,000        --         --   $ (89,246,000)  $  39,692,000

 Exercise of stock
   warrants and
   options ......       --         --     1,429,000    1,429,000   (1,372,000)       --         --            --            57,000
 Non cash
  compensation ..       --         --          --           --        370,000        --         --            --           370,000
 Net loss .......       --         --          --           --           --          --         --      (2,928,000)     (2,928,000)
                 -----------  --------- ----------- ------------ ------------  --------------------- -------------   -------------
 Balance at
 September
  30, 2000 ......  5,586,600     56,000   9,528,000    9,528,000  119,781,000        --         --     (92,174,000)     37,191,000

 Non cash
  compensation ..       --         --          --           --        370,000        --         --            --           370,000
 Exercise of
 stock warrants
 and options ....       --         --        91,000        1,000        3,000        --         --            --             4,000
 Issuance of
  common stock
  and contingent
  consideration
  to CellGate ...       --         --       563,000        6,000    1,963,000     468,000  1,642,000          --         3,611,000
 Issuance of
  common stock
  and contingent
  consideration
  to NXT
  shareholders ..       --         --     1,125,000       11,000    2,098,000   2,242,000  4,203,000          --         6,312,000
 Net Loss .......       --         --          --           --           --          --         --      (3,547,000)     (3,547,000)
 Adjustment to
  reflect par
  value change ..       --         --          --     (9,433,000)   9,433,000        --         --            --              --
                 -----------  --------- ----------- ------------ ------------  ---------- ---------- -------------   -------------
 Balance at
 December
  31,2000 .......  5,586,600     56,000  11,307,000      113,000  133,648,000   2,710,000  5,845,000   (95,721,000)     43,941,000

Non cash
compensation ....      --         --          --           --         370,000       --         --             --           370,000
Exercise of
stock
warrants ........      --         --         52,000        1,000        1,000       --         --             --             2,000
Net Loss ........      --         --          --            --           --         --         --       (5,582,000)     (5,582,000)
                 -----------  --------- ----------- ------------ ------------  ---------- ---------- -------------   -------------
Balance at
March
31, 2001 ........  5,586,600  $  56,000  11,359,000 $    114,000 $134,019,000   2,710,000 $5,845,000 $(101,303,000)  $  38,731,000
                  ==========  ========= =========== ============ ============  ========== ========== =============   =============

The above statement gives retroactive effect to a 1 for 4 reverse stock split effectuated on October 18, 2000.

The accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                              For the nine months ended March 31,
                                                              -----------------------------------
                                                                      2001            2000
                                                                      ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................................  $(12,057,000)   $ (5,557,000)
Adjustments to reconcile net loss to net cash used in
    operating activities:
         Depreciation and amortization .......................     1,302,000         127,000
         Bad debt expense ....................................        10,000          25,000
         Deferred rent .......................................        18,000            --
         Non-cash consulting services and other ..............     1,110,000         511,000
         Loss on asset disposal ..............................         5,000            --
         (Gain) loss on sale of fixed assets .................        (1,000)         16,000
         Gain on sale of merchant portfolio ..................          --          (124,000)
         Write down of inventory .............................          --           112,000
         Non-cash interest expense ...........................          --           451,000
         Changes in current assets and liabilities:
               Accounts receivable ...........................      (361,000)         (4,000)
               Notes receivable ..............................        (6,000)           --
               Inventory .....................................    (1,403,000)        (44,000)
               Escrow for professional fees ..................          --           112,000
               Other current assets ..........................      (382,000)       (181,000)
               Accounts payable ..............................    (2,671,000)        349,000
               Accrued liabilities ...........................       614,000          74,000
               Other current liabilities .....................        93,000            --
                                                                ------------    ------------
                    Net cash used in operating activities ....   (13,729,000)     (4,133,000)
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment ..................    (1,688,000)       (395,000)
         Proceeds from sale of merchant portfolio ............          --           450,000
         Restricted cash .....................................      (129,000)           --
         Decrease (increase) in other assets .................        60,000         (39,000)
         Net payment for purchase acquisition,
            net of cash acquired .............................    (1,164,000)           --
         Increase in deposits ................................       109,000            --
         Proceeds from sales of equipment ....................         2,000          24,000
                                                                ------------    ------------
                    Net cash (used in) provided by
                       investing activities ..................    (2,810,000)         40,000
                                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock ..............          --           939,000
         Principal payment on borrowings .....................          --        (1,827,000)
         Net proceeds from issuance of debt ..................          --         1,585,000
         Proceeds from exercise of warrants and options ......        62,000         169,000
         Proceeds from issuance of Series C preferred stock ..          --        50,616,000
         Payments of offering costs for Series C
            preferred stock ..................................          --        (6,102,000)
         Redemption of Series B preferred stock ..............          --        (2,198,000)
         Redemption of convertible debenture .................          --        (1,000,000)
         Payment of notes payable ............................      (690,000)           --
                                                                ------------    ------------
                    Net cash (used in) provided by
                        financing activities .................      (628,000)     42,182,000
                                                                ------------    ------------
Net (decrease) increase in cash ..............................   (17,167,000)     38,089,000

Cash and cash equivalents, beginning of period ...............    39,231,000         425,000
                                                                ------------    ------------
Cash and cash equivalents, end of period .....................  $ 22,064,000    $ 38,514,000
                                                                ============    ============

The above statement gives retroactive effect to a 1 for 4 reverse stock split effectuated on October 18, 2000.

The accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of U.S. Wireless Data, Inc. (“USWD” or “Company”) and its subsidiary. The Consolidated Balance Sheets as of March 31, 2001, the Consolidated Statements of Operations for the three and nine months ended March 31, 2001 and 2000, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the consolidated financial statements. Operating results for the three and nine months ended March 31, 2001 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report for the year ended June 30, 2000 on Form 10-KSB.

The common stock and per share prices in the financial statements and related notes have been retroactively adjusted to give effect to the 1 for 4 reverse stock split that was effectuated on October 18, 2000.

Note 2 - BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary NXT Corporation (“NXT”). All intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - THE COMPANY

The Company was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. The Company has 85 employees in three locations in the United States. Our NXT Gateway Services Division is located in Maryland, our Wireless Research and Development Center and primary Synapse production host is located in Colorado and our Corporate Headquarters is located in New York City, NY.

Note 4 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

(a)  Revenue Recognition

The Company derives revenue from two primary sources: service fees and equipment sales. Service fees consist of: a) one-time, non-refundable service activation fees; b) wireless and landline transaction processing fees; and c) monthly minimum subscription fees. Equipment sales are derived from the sale of USWD’s proprietary Synapse Adapter and Synapse Enabler wireless conversion modems.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 provides guidance on necessary disclosures relating to revenue recognition policies in addition to outlining the criteria that must be met in order to recognize revenue. Given the guidance on SAB 101, the Company will be implementing its policy of recognizing activation fee revenue ratably over the expected term of the customer relationship. The effect of this implementation on the Company’s consolidated results of operations or its financial position cannot presently be determined. The Company is required to adopt SAB 101 by the fourth quarter of fiscal 2001.

(b)  Cost of Revenues

Cost of service fees consists primarily of one-time activations fees, airlink time and monthly minimum charges all of which are paid to the various wireless carriers with whom USWD conducts business.

(c)  Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(d)  Recent Accounting Pronouncements

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for the following issues: (1) the definition of employee for purposes of applying Opinion 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000. The Company adopted FIN 44 in March 2000.

In September 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and further amended by SFAS No. 138, established accounting and reporting standards for derivative financial instruments and associated hedging activities as well as hedging activities in general. The Company does not hold any hedging instruments, and does not expect the adoption of SFAS No. 133, as amended, to have a material affect on its consolidated results of operation or its financial position.

Note 5 - ACQUISITIONS

Cellgate Technologies LLC

On November 16, 2000, the Company acquired the assets and assumed certain liabilities of Cellgate Technologies LLC (“Cellgate”), a Delaware limited liability company in a cash and stock transaction. The acquisition was accounted for under the purchase method of accounting and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair values. The purchase price included $1,250,000 cash and 562,500 shares of the Company’s Common Stock, valued at the closing at an aggregate of $1,969,000. In addition, under certain circumstances and depending on the price of the Company’s Common Stock, a maximum of $2,557,000 in cash and approximately 468,000 shares of the Company’s Common Stock, valued at approximately $1,642,000, may be issued one (1) year from closing, based on the following: if the average Closing Price (as defined in the Asset Purchase Agreement dated October 30, 2000) of the Company’s Common Stock for the twenty (20) consecutive trading days ending with the trading day immediately preceding the one-year anniversary of the closing date is less than $16.00 per share (as adjusted for any stock splits, stock dividends or similar events), such additional consideration shall be an amount equal to: (i) the number of the shares which have not previously been sold or transferred, subject to certain exceptions, multiplied by (ii) the amount, if any, not to exceed $10.00, by which such average Closing Price is less than $16.00. No less than 50% of such amount shall be paid in cash, and the balance shall be paid, at the Company’s option, in cash or shares of Common Stock having a value, based on such average Closing Price provided that such average Closing Price for such purposes shall not be less than $6.00 per share prior to the anniversary of the closing. The operating results of Cellgate have been included in the consolidated financial statements of the Company since the acquisition date. The Company incurred approximately $475,000 of expenses related to this transaction, which includes accounting fees, attorney’s fees, investment banking fees and other costs.

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

In connection with the merger, American Express Travel Related Services Company, Inc. (“AMEX”), a stockholder of and service provider to NXT, agreed to provide certain services at more favorable rates and the Company agreed that AMEX shall be entitled to designate a person to serve as a member of its board of directors for a period of two (2) years following the closing. The Company also paid an aggregate amount of approximately $1,700,000 to AMEX and Paymentech to retire certain indebtedness payable by NXT to AMEX and Paymentech other than current trade payables. In addition, AMEX will provide the Company with $300,000 in business development funding. The Company incurred approximately, $1,055,000 of expenses related to this transaction, which includes accounting fees, attorney’s fees, investment banking fees and other costs. The operating results of NXT has been included in the consolidated financial statements of the Company since the acquisition date.

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

Note 6 - INVENTORY

                                                  March 31,       June 30,
                                                    2001            2000
                                                  ---------       --------
         Inventory consists of:

            Raw material                         $    --       $  177,000
            Finished goods                        1,465,000       360,000
            Lower of cost or market reserve         (17,000)     (492,000)
                                                  ---------    ----------
                                                 $1,448,000    $   45,000
                                                  =========    ==========

The Company has established a reserve against finished goods and raw materials to reflect the estimated net realizable value of the inventory as of March 31, 2001 and June 30, 2000.

Note 7 - INTANGIBLE ASSETS

Intangible assets are primarily comprised of the excess of the purchase price and the related acquisition costs over the value assigned to the net tangible assets of the business acquired. The purchase price of businesses acquired is allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values with any amount in excess of such allocations designated as goodwill. Intangible assets, including goodwill, are amortized over their estimated useful lives, which range from four to ten years. As of March 31, 2001 the Company had the following intangible assets;

                                    Date of        Intangible    Accumulated          Net
                                    Acquisition      Asset       Amortization  Intangible assets
                                    -----------    ----------    ------------  -----------------
Cellgate acquisition                11/16/2000     $ 8,820,000   $ (477,000)    $ 8,343,000
NXT acquisition                     12/22/2000       8,054,000     (201,000)      7,853,000
Acquired intangibles from NXT       12/22/2000         432,000     (108,000)        324,000
Restructuring expenses                 N/A             147,000      (18,000)        129,000
                                                   -----------    ---------     -----------
Total Intangible assets                            $17,453,000   $ (804,000)    $16,649,000
                                                   ===========    =========     ===========

Note 8- NET LOSS PER SHARE

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

The following table reconciles the number of basic weighted average shares of common stock outstanding to the maximum diluted shares of common stock for the three and nine month periods ended March 31, 2001.

                      CONSOLIDATED COMMON STOCK EQUIVALENT
                                  (UNAUDITED)

                                                                Three Months     Nine Months
                                                                    Ended          Ended
                                                               March  31, 2001  March 31, 2001
                                                               ---------------  --------------

Weighted average shares of common stock outstanding: ..........   11,336,000     9,868,000

Common Stock equivalents issued in the Series C Preferred
 Stock private placement
    Preferred stock included in units offered .................    9,311,000     9,311,000
    Investor warrants, 25% of shares in common stock ..........    2,328,000     2,328,000
    Agent warrants, 25% of units in common stock ..............    2,328,000     2,328,000
    Agent warrants, 25% of shares in common stock .............      582,000       582,000
    Investment company warrants, 20% of shares in common stock       466,000       466,000
    Investment company warrants,  25% of shares in common stock      116,000       116,000
Warrants, various .............................................      418,000       418,000
Employee options/warrants
      Outstanding, 1992 plan ..................................      400,000       400,000
      Outstanding, out of plan ................................      505,000       505,000
      Outstanding, 2000 plan ..................................    1,346,000     1,346,000
      Warrants, Executive .....................................    1,343,000     1,343,000
Maximum contingent consideration of common stock to
be issued for acquisitions ....................................    2,710,000     2,710,000
                                                                  ----------    ----------
                Total Shares issued or issuable ...............   33,189,000    31,721,000
                                                                  ==========    ==========

Note 9 - STOCKHOLDERS' EQUITY

On September 7, 2000, 966,500 stock options were issued to employees with exercise prices equal to the fair market value of the Company’s Common Stock at the date of grant.

On September 15, 2000, ComVest Capital Management LLC exercised its warrants for 1,429,000 shares of Common Stock at an exercise price of $0.04 per share.

On October 6, 2000, the par value of the Company's Common Stock changed from no par value, at $1.00 stated value per share to $.01 par value per share.

On November 16, 2000, 562,500 shares of USWD’s Common Stock were issued at the closing to acquire the assets and assume the liabilities of Cellgate Technologies LLC, and contingent consideration which consist of 468,000 shares of USWD’s Common stock and cash of approximately $2,557,000 that may be issued in one (1) year, under certain circumstances pursuant to the acquisition agreement.

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

On December 29, 2000, Dean M. Leavitt Family Trust exercised warrants for 90,909 shares of Common Stock at an exercise price of $0.04 per share.

On February 9, 2001, warrants were exercised for 52,000 shares of Common Stock at an exercise price of $0.04 per share.

During the third fiscal quarter ended March 31, 2001, 487,000 stock options, were issued to employees with exercise prices equal to the fair market value of the Company’s Common Stock at date of grant.

For the three and nine months ended March 31, 2001, $370,000 and $1,110,000, respectively,was charged to compensation expense for options issued to four Board Members granted on March 29, 2000.

Note 10 - COMMITMENTS AND CONTINGENCIES

The Company has entered into leases for certain computer equipment, facility leases and product inventory. Future minimum lease payments under non-cancelable operating leases and the present value of future minimum lease payments as of March 31, 2001, are as follows:

                                            Operating           Facility
For fiscal year ending June 30:               Leases             Leases
                                            ---------           --------
2001                                       $  289,000        $   512,000
2002                                        1,147,000          1,368,000
2003                                          426,000          1,303,000
2004                                            --             1,279,000
2005                                            --             1,304,000
Thereafter                                      --             6,322,000
                                           ----------         ----------
Total minimum payments required           $ 1,862,000       $ 12,088,000
                                           ==========         ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD- LOOKING STATEMENTS

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

OVERVIEW/BUSINESS STRATEGY

US Wireless Data is the premier provider of transaction delivery and gateway services to the payments processing industry. We provide credit card processors, merchant acquirers, banks, and their respective sales organizations with turnkey wireless and other IP-based transaction management services. We also provide those entities with proprietary wireless enabling products that may be utilized by conventional card accepting retailers as well as emerging card accepting market segments such as quick service restaurants, taxis and limousines, in-home service providers and contractors, delivery services, vending machines, sporting events, outdoor markets, etc.

US Wireless Data’s technology provides a seamless interface between a merchant’s point of sale device and their credit card processor using a sophisticated network infrastructure, proprietary equipment, and unique message translation software applications.

We are currently engaged in contracts with over 140 resellers including 7 of the top 10 merchant acquirers whose aggregate market share, related to payment transactions, exceeds 60%. Our clients process the vast majority of all point-of-sale transaction activity in the United States. They include: First Data Merchant Services, Cardservice International, Paymentech, First Horizon, Lynk Systems, Concord EFS, CardSystems, National Processing Corporation, Global Payments, BuyPass and many others.

The Company derives revenue from two primary sources: service fees and equipment sales. Service fees consist of a) one-time, non-refundable service activation fees; b) wireless and landline transaction fees for transactions delivered on wireless, broadband and narrowband networks; c) fees for our online, real time reporting services and d) monthly minimum subscription fees. Most U.S. Wireless Data services are designed to be device-independent and serve multiple platforms that enable our clients to support a variety of protocols, hence, a variety of products and services. Equipment sales are derived from the sale of our proprietary Synapse Adapter and Synapse Enabler wireless conversion devices which allow traditional dial-up devices to operate in a wireless mode. Transactions processed through these proprietary devices must be routed through USWD, therefore, recurring monthly revenues are derived from the deployment of these products.

The following provides more details on our service and equipment offerings:

Synapse Services: The Synapse host provides a gateway enabling a wireless point-of-sale (“POS”) transaction. By providing a seamless interface between a merchant’s wireless POS terminal and transaction processors, payments and other transactions can be processed faster than conventional dial-up transactions, without the cost and inconvenience of being tethered to a telephone line. In addition, Synapse’s Internet-based tools offer online, real-time transaction monitoring, reporting, remote terminal management and diagnostics. Our monitoring and reporting services may be private-labeled for each client, thereby allowing the client to preserve their brand and their relationship with their merchant customer. Revenues from Synapse Services are derived from activation fees, monthly service fees and transaction fees.

NXT Gateway Services: Through our wholly owned subsidiary NXT, we provide a myriad of message translation services for our clients. In most instances, transactions are sent to us from integrated point-of-sale (“IPOS”) systems in a format which must be re-configured via NXT’s proprietary message reformatting software. These transactions are then delivered to one of the many front-end processors with which we have connectivity. In addition, NXT monitors and manages these networks on behalf of our clients twenty-four (24) hours per day, seven (7) days per week from our Network Operations and Merchant Support Center (“NOC”) located in Bethesda, Maryland. NXT generates revenue from monthly subscription fees and transaction fees. Currently, NXT processes approximately 500 million transactions per annum.

Synapse Adapter: The Synapse Adapter is a proprietary device which utilizes patented dial tone emulation technology exclusively licensed from AT&T to provide our clients with a seamless “plug and play” solution for the conversion of most conventional dial-up point-of-sale terminals and dial-up automatic teller machines (“ATM”s) to a high speed, low cost wirelessly enabled device. This alternative to landline technology (both conventional dial service or dedicated leased line telephone service) provides a unique ability for any merchant to have instant access to faster and lower cost payment transactions. The Synapse Adapter converts a landline signal into a wireless protocol signal using the patented technology. We generate equipment revenues through the sale of Synapse Adapters to our clients. As units are deployed, transactions are routed through our system deriving monthly recurring revenue streams.

Synapse Enabler: The Synapse Enabler is another proprietary device that we developed for the purpose of converting non-wireless devices to wirelessly enabled ones. Unlike the Synapse Adapter whose primary role is to allow dial-up financial transaction devices to become wirelessly enabled, the Synapse Enabler is designed to interface with devices such as vending machines, taxi meters, utility meters, etc using a serial port connection; however, as many dial-up point-of-sale terminals do have spare serial ports, the Synapse Enabler can interface with such devices thus wirelessly enabling them. We generate equipment revenues through the sale of Synapse Enablers to our clients. Like Synapse Adapters, Synapse Enablers must also send transactions through the Synapse Service host. As such, Synapse Enabler sales are also typically precursors to Synapse Service revenues as described above.

RESULTS OF OPERATIONS: FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000

KEY METRICS

The Company utilizes basic performance metrics to measure the progress of its operations. Some of the metrics we rely upon include: 1) the number of resellers through which we sell our various products and services; 2) the number of active sites processing transactions through one or more of our hosts including those that transmit via wireless, dial-up and leased-line technology; 3) the number of transactions processed through one or more of our hosts; and 4) Pro forma cash flow or earnings/(loss) before interest, taxes, depreciation, amortization and dividends, (EBITDA). (EBITDA) is discussed in greater detail in the financial condition, capital resources and liquidity section of this report.

Resellers

As of March 31, 2001 we have over 140 resellers under contract to sell our products and services, including seven of the ten largest credit card acquirers. This represents a 233% increase over the 42 customer contracts that were in place at March 31, 2000.

Active Sites – Synapse Services

Active wireless sites have grown to over 5,400 at March 31, 2001, representing approximately 4,533 Merchants. The more than 5,400 active wireless sites as of March 31, 2001 represents an increase of 3,536, or over 189% compared to the number of active sites at March 31, 2000.

Active Sites – NXT Gateway Services

Total active sites on the NXT gateway as of March 31, 2001 were over 44,600, compared to 39,000 active sites as of March 31, 2000, representing an increase of over 5,600, or 14%. For the three and nine months ended March 31, 2001, total new active sites acquired were 3,405 and 4,784, respectively.

Transactions – Synapse Services

Wireless transactions processed for the third quarter of fiscal year 2001, were 695,000, an increase of 201,000 or 41% from the second quarter of fiscal year 2001. Wireless transactions processed for the nine months ended March 31, 2001 were 1,507,000, compared to 1,067,000, an increase of 440,000 or 41% from the nine months ended March 31, 2000.

Transactions - NXT Gateway Services

Our NXT Gateway Service Host utilizes traditional narrowband/dedicated networks (ie: dial lines and leased-line circuits) to deliver transactions between merchants and processors. Total transactions for the three months ended March 31, 2001 were 125 million, compared to 97 million for the three month period ended March 31, 2000, an increase of over 28 million transactions or 29%. Total transactions for the nine months ended March 31, 2001 were 355 million, compared to 277 million for the nine months ended March 31, 2000, an increase of over 78 million transactions or 28%.

REVENUE

The Company derives revenue from two primary sources: service fees and equipment sales. Service fees consist of: a) one-time, non-refundable service activation fees; b) wireless and landline transaction fees for transactions delivered on wireless, broadband and narrowband networks through one or more of our hosts; c) monthly fees for providing online, real time reports and d) monthly minimum subscription fees. Service fees are generated from our Synapse Service host in Palmer Lake, Colorado and our NXT Gateway Services host in Bethesda, Maryland. Most U.S. Wireless Data services are designed to be device-independent and serve multiple platforms that enable our clients to support a variety of protocols, hence, a variety of products and services. Equipment sales are derived from the sale of our proprietary Synapse Adapter and Synapse Enabler wireless conversion devices.

Total revenue of $1,634,000 for the three months ended March 31, 2001, increased from $199,000 for the three months ended March 31, 2000, representing a seven fold increase of $1,435,000. Total revenue for the nine months ended March 31, 2001 was $2,118,000, representing over a three fold increase of $1,651,000, from the nine months ended March 31, 2000. Below is a discussion of the components of our revenue.

SERVICE REVENUE

Service revenue for the three months ended March 31, 2001 was $1,627,000, as compared to $88,000 for the three months ended March 31, 2000, an 18 fold increase of $1,539,000. This includes revenue from the acquisitions of Cellgate Technologies LLC and NXT Corporation accounting for approximately $1,410,000 and $1,555,000 for the three and nine months ended March 31, 2001, which was not included for the three months ended March 31, 2000. Service revenue for the nine months ended March 31, 2001 was $2,087,000, as compared to $196,000 for the nine months ended March 31, 2000, over a 10 fold increase of $1,891,000. This increase was attributed to the inclusion of the revenue associated with the recent acquisitions of Cellgate Technologies LLC and NXT Corporation and our continued successful efforts in marketing our flagship suite of Synapse products and services.

EQUIPMENT REVENUE

Equipment revenue decreased for the three months ended March 31, 2001 to $7,000 from $111,000 for the same period ended March 31, 2000. Equipment revenue decreased for the nine months ended March 31, 2001 to $31,000 from $271,000 for the same period ended March 31, 2000. This decrease was primarily due to the completion of the transition to a recurring revenue model based on the promotion of Synapse services and products and the discontinuation of the Tranz Enabler product line. Equipment sales are expected to begin to increase as we roll out the new Synapse Adapter and Synapse Enabler products that will support the Synapse family of wirelessly enabled services.

COST OF REVENUES

Cost of revenues includes the initial setup and ongoing communications costs associated with terminals connected through Synapse, costs related to sales of Synapse Adapter and Synapse Enablers, and cost of wireless and non-wireless carriers. Cost of revenues increased to $1,132,000 for the three months ended March 31, 2001 or 326% from the same period in 2000. Cost of revenues increased to $1,416,000 for the nine months ended March 31, 2001 or 160% from the same period in 2000. This increase was primarily attributed to inclusion of the cost of sales for NXT and Cellgate for the third fiscal quarter of 2001. We expect the spending on expanded communications as a percent of revenue will decrease in future periods as we continue to consolidate our operations following our two recent acquisitions.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses consist principally of engineering personnel costs, design and development of our proprietary technology used to integrate and distribute our products and services. Research and development expenses increased $179,000, or 46%, to $570,000 in the three months ended March 31, 2001, from $391,000 for the comparable period in 2000. For the nine months ended, March 31, 2001, research and development expenses increased $508,000, or 59% to $1,367,000 from $859,000, for the nine months ended March 31, 2000. The increase in absolute dollars is primarily attributable to increases in engineering personnel required for continued development and enhancement of our product and service offerings and expanding our connectivity to major payment processors. We believe that significant investments in technology are necessary to remain competitive. Therefore, we expect product development expenses to continue to increase in absolute dollars as we develop and enhance our proprietary technology.

Sales, General and Administrative Expenses

Sales and general and administrative expenses consist primarily of compensation and related benefits for sales, general and administrative personnel, advertising and promotion expenses, professional service fees, occupancy and general office expenses, travel expenses and other general corporate purposes. Sales, general and administrative expenses were $4,717,000 for the three months ended March 31, 2001, compared to $1,741,000 for the three months ended March 31, 2000. Sales, general and administrative expenses were $10,649,000 for the nine months ended March 31, 2001 compared to $3,378,000, for the nine months ended March 31, 2000. The absolute dollar increase is primarily due to increased personnel costs, occupancy costs, professional service fees and travel expenses. These increases are primarily attributed to the inclusion of the operating expenses related to our recent acquisitions and our own internal growth.

Amortization of Intangibles

Amortization of intangibles includes amortization of goodwill, core technology, trademarks, customer lists, contract rights, patents and assembled workforce. Amortization of intangibles were $627,000 for the three months ended March 31, 2001 and $804,000 for the nine months ended March 31, 2001. There was no amortization expense for the three and nine months ended March 31, 2000. The increases are a result of amortization of intangibles recorded primarily from the acquisitions of Cellgate Technologies LLC and NXT Corporation. Intangibles for acquisitions are being amortized over seven to ten years. In the event that we complete additional acquisitions, which we expect to do, expenses relating to the amortization of intangibles could increase in the future.

INTEREST AND OTHER

The Company used funds from the private placement in March, 2000 to pay off the debt related to the 6% Debentures, Series B Preferred Stock and other notes payable at the end of fiscal year 2000, therefore there was no interest expense for the third quarter or for the first nine months of fiscal year 2001 versus an interest credit of $135,000 and an interest expense of $797,000, respectively, for the same periods in 2000. The interest credit was a result of the reversal of accrued interest and penalties on the 6% Debentures and Series B Preferred Stock.

Interest income for the third quarter and the first nine months of fiscal 2001 was $387,000 and $1,565,000, respectively, versus $65,000 for the same periods in 2000. Our receipt of the net cash from the three closings of the $55.8 million private placement beginning in March 2000 provided us with a large cash balance from which we earn interest and other investment income. Interest income for subsequent periods should decline as we utilize this cash to fund our growth initiatives.

Other income of $104,000 for the first nine months of fiscal 2001, included rental income of $149,000 offset by franchise taxes of $45,000. Other income of $128,000 for the first nine months of fiscal 2000 included a $124,000 gain on the July 1999 sale of a portion of our merchant credit card portfolio to PMT Services Inc., a wholly owned subsidiary of Nova Corporation. The transaction resulted in a cash payment to us of $450,000. The sale included approximately 450 installed TRANZ Enabler point-of-sale devices owned by us and deployed with certain merchants.

PREFERRED STOCK DIVIDEND

There were no preferred stock dividends for the three and nine months ended March 31, 2001. The $42,864,000 preferred stock dividend for the three months ended March 31, 2000 includes $42,364,000 charged for the value of the “in the money” conversion feature for the Series C Preferred Stock from the closings of the Private Placement and $592,000 for warrants issued and cash paid to induce the redemption of the Series B Preferred Stock. Preferred stock dividends of $43,849,000 for the nine month period ended March 31, 2000, include, in addition to the amounts above, $874,000 to accrete the value of the Series B Preferred Stock up to its redemption value by the date at which mandatory redemption is available to the holders.

NET LOSSES

We have incurred losses since our inception and as of March 31, 2001. We had an accumulated deficit of approximately $101,303,000, which includes dividends of $42,864,000. For the three months ended March 31, 2001 our net loss totaled $5,582,000, including $627,000 in amortization of intangibles associated with the acquisitions of NXT Corporation and Cellgate Technologies LLC; $370,000 of non-cash compensation related to issuance of stock options and research and development costs of $570,000. For the nine months ended, March 31, 2001 our net loss totaled $12,057,000, including amortization of intangibles of $804,000, associated with the acquisitions of NXT Corporation and Cellgate Technologies LLC; $1,110,000 of non-cash compensation related to issuance of stock options and research and development costs of $1,367,000.

We believe that our future success will depend largely on our ability to continue to offer wireless and other gateway solutions that are attractive to our existing and potential future clients. Therefore, we plan to:

o	continue to develop and upgrade our products, services, connectivity and message translation technology;

o	expand our wireless and other gateway service offerings and cross-sell such services to our existing clients;

o	seek out co-marketing alliances and other partnering opportunities with card associations, carriers, device manufacturers and card processors in an effort to “seed” new and emerging markets;

o	increase capital equipment expenditures to meet service level agreement requirements and build-out our evolving infrastructure;

o	expand our mobile and fixed wireless installations by up-selling and cross-selling to our existing merchant aggregator partners and grow our network of merchants.

o	expand our NXT Gateway Service capabilities to meet the growing message translation needs of both our wireless and land-line clients;

o	seek out merger and acquisition opportunities that will either enhance our technology or generate additive revenue that will be accretive to our earnings or both;

After giving effect to our recent acquisitions and continued expansion, we expect to incur operating losses on a quarterly basis in the future. In light of the rapidly evolving nature of our business, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and you should not rely upon them as indications of future performance. Although we have experienced sequential quarterly growth in revenues over the past quarters, we do not believe that our growth rates are necessarily indicative of future growth.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2001 our principal source of liquidity was $22,064,000 in cash and cash equivalents. Our private placement offering in March 2000 yielded net proceeds of $39,489,000. Since July 1, 2001, the Company used approximately $17 million in cash of which $8.4 million, or 49% was used for overall operating expenses. Approximately $7.0 million, or 40% was used for the purchase, assumed liabilities and cost associated with our two recent acquisitions. Approximately, $1.8 million, or 11% was used for purchases of capital expenditures.

Net cash used in operating activities was $13,729,000, during the nine months ended March 31, 2001. This primarily consisted of net operating losses, increases in inventory and accounts receivable offset by decreases in accounts payable and non-cash charges for depreciation, amortization and consulting services. Net cash used in operating activities was $4,133,000 during the nine months ended March 31, 2000. This consisted primarily of net operating losses and is offset by increases in accounts payables and non-cash charges for depreciation, amortization, consulting services and inventory write-downs.

Net cash used in investing activities was $2,810,000 for the nine months ended March 31, 2001. This was primarily comprised of acquisition costs, purchases of equipment and tenant improvements. Net cash provided by investing activities during the nine months ended March 31, 2000 was $40,000. This was primarily a result of the proceeds from the sale of a merchant portfolio, offset by purchases of equipment.

Net cash used in financing activities for the nine months ended March 31, 2001 of $628,000 was primarily comprised of repayment of notes payables, offset by proceeds from the exercise of stock options and warrants. Cash provided by financing activities in the nine months ended March 31, 2000 of $42,182,000 was primarily comprised of proceeds from the issuance of Series C Preferred Stock, offset by costs related to the Series C offering and the repayment of other borrowings.

We plan to use our cash for investments in internally developed technology, expansion of our services through internal growth and acquisitions.

During the third fiscal quarter of 2001 and continuing into the fourth fiscal quarter, the Company has successfully implemented its integration and consolidation plan of our recent acquisitions. This plan will reduce overall operating expenses by approximately $350,000 per month or $4,200,000 on an annual basis, representing approximately 16% of our total operating expenses. These expense reductions are related to personnel, professional fees, consulting services, rent and related, travel expenses, public relation expenses, advertising and promotion expenses. Our current monthly consolidated net losses before depreciation, amortization, interest and taxes (EBITDA) is averaging approximately ($1,400,000). EBITDA should improve, due to the on-going operating expense reduction plan, to under ($1,000,000) per month beginning in the first fiscal quarter of 2002.

We believe that existing cash balances, cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months assuming current growth rates of revenues. However, the underlying assumed levels of revenues and expenses may not prove to be accurate. We may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future; we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures.

ACQUISITIONS

Cellgate Technologies LLC

With the acquisition of Cellgate and its proprietary technology, USWD obtained a unique ability to accelerate our entry into the fixed wireless market by providing its wireless solutions to the approximately 4.7 million wired POS terminals currently being used throughout the United States. Cellgate held exclusive rights, except as to AT&T, to AT&T’s patented technology that enables traditional dial up devices, including POS terminals and ATM’s, to communicate via a wireless protocol signal. Cellgate’s exclusive rights to this patented technology were extended from two to five years in connection to the acquisition. Cellgate incorporated this technology into its CBF2000 modem, a “plug and play” technology that is very easy to use. The merchant or ATM deployer simply disconnects the telephone connection and plugs the existing phone cord into the Cellgate CBF2000 modem, now called the Synapse Adapter. Once connected to the adapter, the existing POS terminal instantly processes transactions in a wireless mode, connecting to the merchant’s current credit card processor via the Synapse host. The result is faster service for the merchant without the need for expensive equipment upgrades and reduces operating costs by disconnecting the secondary POTS line that may have been previously required to process payment transactions.

In addition to the Synapse Adapter, which is manufactured for us by Tellus Technology, Inc., under a development and supply agreement assigned to us as part of the acquisition, we also acquired the Cellgate Gateway Application and Enterprise Systems. These systems connect to major credit card and check processors and are used to route transactions to their appropriate destination. Currently Williams Communication Group, Inc. operates the Cellgate Enterprise through an outsourcing arrangement; however, we intend ultimately to integrate these operations into our internal operating functions.

NXT Corporation

The acquisition of NXT Corporation expands our technical capabilities with respect to converting traditional dial-up and leased-line based POS to IP-enabled sites. Utilizing our Synapse Adapter, obtained through the Cellgate acquisition, the Synapse Enabler, which we developed internally, and the Synapse wireless gateway, we can offer NXT’s current merchant base of over 42,000 access to a wireless solution. NXT provides key services to the financial transaction industry, including telecommunications, data transport, software development, real time data translation and manipulation, data storage and reporting. NXT recently launched a suite of payment processing and related POS products, allowing merchants, banks, MSP’s, processors and acquirers to offer and access these solutions with a minimal front-end technology investment. Residing within the NXT network are intelligent transaction switches that are capable of message translation, message augmentation, transaction tracing and network level transaction routing.

In addition to transaction processing and message management software, NXT has built a complete set of tools, reports, and utilities to support these services. These tools include:

o	a multi-layered network management system;

o	diagnostic utilities;

o	back-up and data protection systems;

o	a terminal ID database management system, and

o	an accounting system with extensive reports.

NXT has pioneered solutions for customers in which traditional POS terminal routing or message formatting functionality is moved from the device onto the NXT network. Performing the transaction routing within the network enables the merchant to take advantage of high performance network links as well as evolving host message formats and protocols. Services offered are: (1) AmexDirect, which eliminates American Express transaction fees without the need to change existing hardware, software, or third-party processor/acquiring bank for most merchants; and (2) SiteNET, NXT’s payments network architecture improves transaction routing and data communications efficiency, reducing costs and merchant support requirements while improving data management and control.

PART II — OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

On April 1, 2001, we entered into an agreement with a major company in the vending industry with respect to a pilot program under which that company will license our technology for use in their equipment to enable them to wirelessly accept credit cards and retrieve other related information. The pilot program is not expected to materially affect our financial position during the current fiscal year. If the pilot project is successful, we anticipate rolling out wirelessly enabled vending machines during the next fiscal year.

On April 27, 2001 we entered into an agreement with Finite Technologies, Inc. (“Finite”), with respect to a custom manufacturing agreement for Finite to use USWD technology in order to manufacture, assemble, test, label and package the device known as the “Synapse Enabler” for USWD to be sold in the ordinary course of business.

ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

       a)       Exhibits- none

       b)       Reports on Form 8-K

On January 8, 2001 the company filed a report on Form 8-K reporting the completion of the acquisition of NXT Corporation.

On January 30, 2001 the company filed a report on Form 8-K/A, Amendment No. 1 reporting the required financial statements for the acquisition of Cellgate Technologies, LLC.

On January 31, 2001 the company filed a report on Form 8-K/A, Amendment No. 2 amending the financial statements for the acquisition of Cellgate Technologies, LLC.

On February 5, 2001 the company filed a report on Form 8-K/A, Amendment No. 3 amending the financial statements for the acquisition of Cellgate Technologies, LLC.

On March 6, 2001, the company filed a report on Form 8-K/A reporting the required financial statements for the acquisition of NXT Corporation.

SIGNATURES

        In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                             U.S. WIRELESS DATA, INC.

Dated         May 15, 2001                           By: /s/ Dean M. Leavitt
                                                                                   Dean M. Leavitt
                                                                                   Chief Executive Officer

Dated         May 15, 2001

/s/ Rick J. DeVincenzo
Rick J. DeVincenzo                                               Senior Vice President, Chief Financial Officer and Treasurer
                                                                                (Principal Financial Officer)