Form 10KSB
period 2001-06-30
U S WIRELESS DATA INC
filed 2001-09-28
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

[Mark One]

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________________ to ____________________.

           Commission file no. 0-22848

U.S. WIRELESS DATA, INC.
(Name of small business issuer in its charter)

                                                                   Delaware                                                                                                                     84 -1178691
                                                 (State or other jurisdiction of                                                                                  (I.R.S. Employer Identification No.)
                                                  incorporation or organization)

750 Lexington Avenue, New York, New York 10022
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:     (212) 750-7766

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act

$0.01 Par Value Common Stock
(Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [  ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [X]

        The issuer’s revenues for the fiscal year ended June 30, 2001 were $4,132,000 The aggregate market value of the issuer’s voting common equity held as of August 31, 2001 by non-affiliates of the Issuer was approximately $4,244,494 based on an average bid and asked price of $0.55 as of September 18, 2001.

        As of September 18, 2001, the issuer had 11,903,748 shares of its $0.01 par value common stock outstanding.

        Transitional Small Business Disclosure Format (check one):     Yes  [  ]     No  [X]

DOCUMENTS INCORPORATED BY REFERENCE:

        The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-KSB: Items 9-12 of Part III of this Annual Report on Form 10-KSB is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held October 30, 2001.

U.S. Wireless Data, Inc.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED JUNE 30, 2001

INDEX

                                                                                         Page
                                                                                         ----

                                     PART I

                                    PART II

Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ................      16
Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS ..............................................      17
Item 7.    FINANCIAL STATEMENTS ....................................................      32

                                    PART III

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE ...............................................      68
Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

The Definitive Proxy Statement for the 2001 Annual Meeting of the Registrant which will be filed with the Commission within 120 days after the close of the fiscal year, is incorporated by reference into Part III.

i

Special Note Regarding Forward-Looking Statements

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 or Section 21E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are detailed below, and in other reports filed by us under the Securities Exchange Act of 1934. Risks and uncertainties relating to forward-looking statements are set forth in Item 6 under the caption “Risk Factors,” below.

ITEM I. DESCRIPTION OF BUSINESS

THE COMPANY

Overview

U.S. Wireless Data, Inc. (“USWD”, “U.S. Wireless Data” or the “Company”) is the premier provider of transaction delivery and gateway services to the payments processing industry. We provide credit card processors, merchant acquirers, banks, and their respective sales organizations with turnkey wireless and other IP-based transaction management services. We also provide those entities with proprietary wireless enabling products designed to displace conventional telephone lines. These products may be utilized by conventional card accepting retailers as well as emerging card accepting market segments such as quick service restaurants (fast foods), taxis and limousines, in-home service providers contractors, delivery services, vending machines, sporting events, and outdoor markets. Our products may also be used in conjunction with dial-up automatic teller machines (“ATMs”) and PC-based electronic cash flexibility and other types of point-of-sale systems.

USWD’s technology provides a seamless interface between a merchant’s point of sale and their credit card processor using a sophisticated and proprietary network infrastructure, proprietary equipment, and unique message translation software applications.

We have developed a scalable, flexible technology platform that enables us to deliver a broad, integrated suite of services to merchants, merchant acquirers, credit card processors, automatic teller machine (“ATM”) distributors and others. Generally, our services utilize a common core technology platforms within the same operational infrastructure.

We design our services to be highly flexible and customizable, enabling our customers to select from among our broad range of wireless and wireline products and services. We believe that one of our principal strengths is our internally developed technology, which enables us to easily and rapidly add new distribution partners by employing a distributed, scalable architecture adapted specifically to our Internet-based infrastructure services. We help our wireline and wireless customers build and maintain their brands by delivering services with the look, feel and navigation features specific to their delivery platform and format, including the growing number of emerging wireless devices. In addition, USWD supports a variety of protocols that may be proprietary to different wireless and wireline devices, enabling the end user to access the same services across a variety of devices.

We are currently engaged in contracts with over 150 resellers including 9 of the top 10 merchant acquirers whose aggregate market share exceeds 80%. Our clients process the vast majority of all point-of-sale (“POS”) transaction activity in the United States and include: Bank of America, BuyPass, Cardservice International, CardSystems, Concord EFS, First Data Merchant Services, First Horizon, Global Payments, Lynk Systems, MSI, National Processing Company, Paymentech, Vital, and many others.

THE U.S. WIRELESS DATA SUITE OF SOLUTIONS

SYNAPSE

With the recent advances in wireless telecommunications networks, wireless transaction processing is becoming an accepted and viable alternative to landline technology. It is a necessity for many businesses currently that want to, but are unable to accept credit cards. Further, the speed and flexibility of wireless card acceptance is attractive to many conventional retailers looking to replace aging or obsolete landline terminals and expensive and slow dedicated telephone lines.

Typically, POS terminal manufacturers program a specific terminal to communicate with a specific processor. With SYNAPSE, terminal manufacturers can now develop a single application to communicate to the SYNAPSE host. SYNAPSE then performs the reformatting necessary to deliver the transaction to any SYNAPSE compliant transaction processor. In this way, SYNAPSE saves the terminal manufacturers significant development expense and reduces the time required to bring new terminals to market. Transaction processors benefit from SYNAPSE by not having to negotiate with each wireless carrier to build and support connectivity, nor do they have to incur the up front and on-going costs associated with the maintenance of such multiple connections. They simply connect to the SYNAPSE platform as a single point of contact. As new terminals and transaction types become available, each transaction processor will be able to use their existing SYNAPSE connection to gain wireless access with virtually no development expense or effort. As SYNAPSE enables both traditional and emerging markets to accept wireless payment processing, wireless carriers benefit from an increase in traffic and simplified connectivity to the processors.

SYNAPSE provides the following advantages:

1.	Increased transaction speed:POS transactions via SYNAPSE are generally completed in 3-5 seconds, versus 15-20 seconds for a traditional landline transaction. Accordingly, SYNAPSE is attractive to businesses requiring speed such as quick service restaurants and high volume retailers.

2.	Mobility: Eliminating the need for a telephone line opens up an array of new card acceptance markets, including the transportation industry (such as taxi and limousine services), overnight delivery services, stadiums and arenas, in-home services and outdoor markets.

3.	Internet-based on-line access to real-time transaction reports: SYNAPSE provides real-time transaction reporting, which allows for previously unavailable levels of tracking and accountability. Merchants, merchant acquirers and processors can view transactions as they occur, rather than receiving the customary end-of-month, hard copy statement or other on-line data. This gives merchants the ability to measure important information such as transaction volume for each POS terminal by hour, day, week or month.

4.	Low-cost installation and maintenance: Conventional landline service requires a phone line with an installation cost of up to $300 and fixed monthly charges of up to $75. In addition, it often takes up to two weeks, and in certain markets even longer, to have the appropriate lines and jacks installed. With SYNAPSE, no phone line is required, thereby, allowing for the “same day” activation and the one-time set-up fee, fixed monthly charges and per transaction charges are typically lower than conventional landline services.

5.	Speed to market and lower costs: By providing a single point of contact, SYNAPSE substantially reduces the time and development cost for terminal manufacturers, merchant acquirers and ATM and transaction processors.

6.	Internet-based on-line activation, deactivation and terminal diagnostic tools: SYNAPSE automates the terminal activation and deactivation process, significantly decreasing the installation time for new terminals. In order to activate a new account, a merchant acquirer simply accesses the SYNAPSE server via any web browser, defines the terminal type and is assigned a wireless IP address or radio ID by SYNAPSE. The on-line activation process can take as little as three hours, versus weeks for a traditional landline process. We also perform real-time, remote diagnostic services for immediate problem solving.

NXT Gateway Services

NXT Gateway Services (“NXT”), a USWD subsidiary, provides a variety of key services to the financial transaction industry, including telecommunications, data transport, software development, real time data translation and manipulation, data storage and robust transactional reporting. The NXT suite of processing and related POS products allow merchants, banks, processors and acquirers to offer and these solutions to their merchant clients. Residing within the NXT network are intelligent transaction switches that are capable of message translation, message augmentation, transaction tracing and network level transaction routing.

Utilizing extensive and proprietary data processing systems, a nationwide data communications network, vast operational expertise and a wide array of vendor relationships, NXT facilitates merchants improving operational efficiency while minimizing total operating costs. By implementing applications and applying transaction processing logic within the NXT network, merchants of all types and sizes realize many important benefits over traditional systems configurations. These differences provide merchants with significantly more processing power for their systems, making them more competitive and productive. The NXT host currently processes in excess of 600,000,000 transactions per year for over 50,000 points of sale.

In the NXT environment, software applications generally reside on the NXT network - not in the merchant POS system or back office. By locating applications on the network and accessing them through NXT’s secure, private network, merchants realize the following advantages:

°	Development, maintenance and support costs are leveraged across a much wider merchant base, providing merchants with access to innovative services not otherwise feasible;

°	Systems and processes at the point of sale and merchant back office can be simplified, sometimes requiring only a browser and an Internet connection;

°	New applications can be deployed more quickly, simplifying store operations and speeding time to market;

°	Application updates can be quickly and easily deployed across one or thousands of store locations dramatically more so than with traditional applications implemented at the point of sale;

°	POS and other merchant systems can be remotely supported, simplifying store operations and improving customer service;

°	Chains and other multiple location operations are provided any-time, any-where access to applications; and

°	Services are billed on a monthly basis, rather than as an up-front software expense.

In addition to transaction processing and message management software, NXT has a sophisticated set of tools, reports, and utilities to support these services. These tools include:

°	A multi-layered network management system;

°	Diagnostic utilities including sophiscated and propriertary tracking tools that enable customer service agents to monitor and diagnose many issues at one time;

°	A terminal ID database management system; and

°	AmexDirect, and exclusive arrangement between Amex and NXT utilizing NXT’s proprietary technology which eliminates American Express transaction fees without the need to modify existing hardware, software, or third-party processor/acquiring bank relationships.

STRATEGY

We believe our experience and capabilities have established us as the early market leader in providing wireless and transaction products and services. Our strategy is to extend our leadership position by using our engineering expertise, software capabilities, hosted solutions and our other resources to move quickly into new opportunities. Our strategy includes the following key elements:

°	Brand SYNAPSE as the standard for wireless transaction processing. By positioning SYNAPSE as a neutral gateway between POS terminals or ATMs, carriers and processors, and by enabling seamless connectivity among these parties, coupled with efficient management features, we intend to establish USWD as the standard for wireless transaction processing;

°	Sell our products and services to merchant acquirers, independent sales organizations and payment transaction processors. We focus our primary marketing efforts on the merchant acquirers and independent sales organizations that represent the vast majority of transaction activity in the electronic payment marketplace. These companies resell the SYNAPSE technology as a turnkey system directly to merchants;

°	Partner with POS terminal and ATM manufacturers to create SYNAPSE compatible products. A component in the success of SYNAPSE will be the availability of wireless devices for SYNAPSE services, that can meet the requirements of our targeted market segments. Most terminal manufacturers have developed SYNAPSE certified devices. As part of our “device neutral” strategy, we are partnering with these manufacturers to continue developing products that are certified for use with the SYNAPSE platform;

°	Exploit the larger market of wired POS terminals and ATMs through our acquisition of Cellgate Technologies and the technology acquired. The SYNAPSE adapter communication protocol converts a traditional dial-up POS terminal or ATM from a wired to a wireless process;

°	Expand and promote the NXT Gateway Services as a stand alone service and in conjunction with USWD products and services;

°	Explore opportunities to acquire or partner with companies with complementary technologies or which will assist us in generating transaction volume to enhance and extend our position in the industry;

°	Exploit our recent certifications of the SYNAPSE Adapter on the largest ATM processor networks; and

°	Penetrate a series of markets that require the processing of other payment and/or non-payment applications such as EBT transactions (Electronic Benefit Transfers), medical claims and telemetric data, including usage and inventory data from utility or other meters and vending machines.

SALES AND MARKETING

We market SYNAPSE and NXT to industry resellers, including merchant acquiring banks, independent sales organizations and card processors. These customers, in turn, market and promote the SYNAPSE and NXT Gateway Services technology as a turnkey system directly to merchants. In addition to our reseller channels, we jointly market the SYNAPSE system with bankcard associations, other card issuers and wireless carriers. Our sales strategy is to leverage these relationships, and to develop additional strategic relationships, derived from business-to-business advertising campaigns, industry and trade events and referrals from our network of customers. We plan to use the SYNAPSE and NXT Gateway Services platforms to transport data to provide solutions for various non-payment applications or applications using a combination of payment and non-payment data. For example, we are in the process of implementing First Data Merchant Services commercial deployment programs for EBT transactions and vending machine transaction reports. We intend to further our service offerings by:

°	Expanding into selected international markets;

°	Expanding wireless processing of ATM transactions;

°	Transporting non-payment oriented transactions such as health care related transactions, vending machine inventory reports, EBT transactions and telemetric data;

°	Becoming a vehicle for the transportation of frequency and loyalty program information;

°	Recognizing and storing signatures in the SYNAPSE network; and

°	Accommodating non-conventional payment and debit transactions.

SYNAPSE and NXT Gateway Services target markets include:

°	Conventional retailers;

°	Quick service restaurants;

°	Traditional restaurants;

°	Delivery services;

°	Hotels;

°	Financial institutions;

°	Ski resorts;

°	ATM processors;

°	Transportation services such as taxicabs, limos, and buses;

°	Stadiums, arenas and amusement parks;

°	Public parking lots;

°	Movie theaters;

°	Golf tournaments and racetracks; and

°	Traditional landline based merchants that desire high speed transactions, reduced communications costs and/or SYNAPSE on-line reports.

INDUSTRY BACKGROUND & CURRENT TRENDS

Historical Growth of Card Acceptance

For many years, merchant acquirers, transaction processors and card issuers have been inducing card accepting merchants to utilize electronic draft capture terminals to conduct safer on-line credit and debit card transactions. As a result, the majority of the transaction dollars from merchant locations accepting bankcards are processed by rlectronic draft capture terminals commonly known as POS terminals. An electronic draft capture terminal magnetically reads the encoded account information from the magnetic strip on the back of a credit or debit card and sends it, along with the transaction amount and terminal specification data to a front-end processor for electronic on-line authorization. The front-end processor authorizes the card with the card issuer, electronically captures the transaction, generates an approval code and returns the data to the terminal, which signals an attached electronic printer to print a customer receipt.

Today, growth not only continues in traditional venues, recent developments in technology and the market have spurred growth in new areas. We are positioning USWD to take advantage of the convergence of the following trends:

°	Industry consolidation;
°	Continued growth of card use and acceptance;
°	Growth of wireless communications; and
°	Technology.

Industry Consolidation

As with many rapid growth industries, the transaction processing industry has undergone rapid consolidation. The cost of maintaining Electronic Draft Capture systems, merchant requirements for improved customer service and the demands for additional customer applications has made it difficult for some banks and independent sales organizations to remain competitive. Many of these providers are unwilling or unable to invest the capital required to meet these evolving demands, and are increasingly exiting the transaction processing business or otherwise seeking alliance partners to provide transaction processing for their customers. Many of the transaction processors utilize and maintain legacy front-end systems that are difficult to adapt to new technologies. Accordingly, transaction processors that utilize these systems find it difficult to meet the increasing merchant demands for more sophisticated products and services.

USWD offers major processors, banks and independent sales organizations (“ISOs”) the ability to quickly implement a wireless POS program. Our turnkey solution offloads the burden of development and time to market traditionally associated with a major initiative being driven by new technology. By outsourcing the development and maintenance of special services, processors, banks and ISOs can focus on quickly bringing new revenue-building products to the merchant marketplace.

Continued Growth of Card Use and Acceptance

The credit and debit card industry has experienced significant growth during the last two decades, with global card purchase volume increasing from $242 billion in 1985 to $2.3 trillion in 2000. This trend is expected to continue through 2010, by which time annual card volume will increase nearly $9.5 trillion, according to the Nilson Report. This growth is attributed to U.S. consumers adapting from cash to other electronic payment methods and the international adoption of card based payment products.

According to the Nilson Report, the number of U.S. consumer purchases is projected to grow to 152 billion by 2010, up from 79 billion in 1999. Notably, the portion of these payments transacted electronically is expected to rise from 25% or 28 billion to 47% or 71 billion during the same period with almost half coming from debit card usage. This translates into an increase in the U.S. of card purchase volume from $1.3 trillion in 2000 to a projected $4.8 trillion by 2010.

U.S. Wireless Data has created a portfolio of wired and landline services that link the point of sale and card processors, loyalty companies and other transaction companies. As such, the forecasted growth in the usage of card payments will increase the demand for the connectivity that U.S. Wireless Data provides.

Merchant demand for card acceptance solutions is being driven by the fact that consumers tend to spend more when paying with cards than with cash. MasterCard and Visa cards are now being accepted at locations such as the U.S. Postal Service, municipalities, hospitals and other places of business that have historically not been considered card acceptors. One example is the fast food industry, which currently has a low penetration rate with respect to credit card acceptance due in large part to slow speeds associated with dial up technology. We view the fast food industry as a key market segment for the deployment of SYNAPSE services.

Also adding to the rise in card acceptance is the adaptation of mobile transaction processing from cash and checks to credit and debit cards. This trend has paralleled America’s demand for convenience and desire to save time. The retail point of sale is now expected to be located wherever the customer is located – and it is expected to take transaction cards. Thus, a wide range of business services such as towing, locksmiths, concessionaires, special event vendors, in-home appliance repair services, mobile auto repair, door-to-door sales and delivery services depend almost exclusively on completing the sales transactions at the card holder’s location. Because SYNAPSE wireless services are designed to make it easy for all parties to facilitate card payment at the customer location, this segment of the industry will continue provide significant growth for our company.

Wireless Communications

Worldwide use of mobile communications is growing rapidly, including the development of wireless Internet-enabled phones, personal digital assistants and two-way pagers. IDC estimates that the worldwide shipments of these smart handheld devices will grow from approximately 13 million units in 2000 to approximately 63.4 million in 2004.

These hand-held devices are already finding a home in the payment-acceptance industry through companies who are outfitting them with card-readers. Because these devices will be somewhat less expensive that wireless POS terminals made by the major terminal manufacturers, they will be a popular payment acceptance tool for small businesses and companies that operate a fleet of vehicles. Like POS terminals, these new devices will need connectivity to the payment processors to complete a transaction. We expect SYNAPSE to be a major payment gateway for these devices.

In addition to the introduction of new wireless devices for mobile communications, wireless has become an alternative to landline communications for merchants in fixed locations. The growth of payment acceptance discussed earlier is driving the need for more telecommunications services. Current dial-up technology is not sufficient to support this growth. For example, transactions using dial-up technology take an average of 15 – 20 seconds, which is too long for fast food and other queue sensitive businesses. Rewiring in order to take advantage of improvements in technology is quite costly and time intensive. This suggests that a growing percentage of the legacy terminals attached to telephone lines will need to be replaced to meet the various technical and functional demands of the changing marketplace. As a result, wireless technology is emerging as a viable solution for merchants, including those currently transmitting via conventional telephone lines.

Technology

Compounding the limitation of resources, technological capabilities required for the rapid and efficient creation, processing, handling, storage and retrieval of information are becoming increasingly complex. These capabilities require large development and capital expenditures and processing expertise, and have contributed to a trend toward the outsourcing of processing services that benefits the company

SERVICES AND PRODUCTS

U.S. Wireless Data derives revenue from two primary sources: service fees and equipment sales. Service fees consist of: (a) one-time, non-refundable service activation fees; (b) wireless and landline transaction fees for transactions delivered on wireless, broadband and narrowband networks; (c) fees for our online, real time reporting services; (d) monthly minimum subscription fees; and (e) software development fees. Service fees are generated from our Synapse; and NXT Gateway Services. Most U.S. Wireless Data services are designed to be device-independent and serve multiple platforms that enable our clients to support a variety of protocols, hence, a variety of products and services. Equipment sales are derived from the sale of our proprietary products, with our current offerings consisting of the Synapse Adapter and Synapse Enabler wireless communication and data transmission devices.

The following provides more details on our service and equipment offerings:

SYNAPSE Services: The Synapse platform provides a gateway between parties within a wireless point-of-sale transaction. By providing a seamless interface between a merchant’s POS terminal or integrated POS system, wireless carriers and transaction processors, payments and other transactions can be processed faster than conventional dial-up transactions, without the cost and inconvenience of being tethered to a telephone line. In addition, SYNAPSE’s Internet-based tools offer online, real-time transaction monitoring, reporting, remote terminal management and diagnostics. Our monitoring and reporting services may be private-labeled for each client, thereby allowing the client to preserve their brand and their relationship with their merchant customer. Revenues from SYNAPSE Services are derived from activation fees, monthly service fees and transaction fees.

NXT Gateway Services: Through our wholly owned subsidiary NXT Corporation, we provide a myriad of message translation services for our clients. In most instances, transactions are sent to us from integrated point-of-sale (“IPOS”) systems in a format which must be re-configured via NXT’s proprietary message reformatting software prior to such transactions being delivered to their ultimate destination - one of the many front-end processors with which we have connectivity. In addition, NXT monitors and manages these networks on behalf of clients twenty-four hours per day, seven days per week from our Network Operations and Merchant Support Center (NOC) located in Bethesda, Maryland. NXT generates revenue from monthly subscription fees and transaction fees. Currently, NXT processes approximately 600 million transactions per annum.

SYNAPSE Adapter: The SYNAPSE Adapter is a proprietary device utilizing patented dial tone emulation technology exclusively licensed from AT&T Wireless Services to provide our clients with a seamless “plug and play” solution for the conversion of most conventional dial-up point-of-sale terminals and dial-up automatic ATMs to a high speed, low cost wirelessly enabled device. This alternative to landline technology (both conventional dial service or dedicated leased line telephone service) provides a unique ability for any retailer, restaurateur or PC-based card acceptance software using merchant to have instant access to faster and lower cost payment transactions. The SYNAPSE Adapter converts a landline signal into a wireless protocol signal using the patented technology. The Company generates equipment revenues through the sale of SYNAPSE Adapters to our clients. As SYNAPSE Adapters must send transactions through the SYNAPSE Service host, SYNAPSE Adapter sales typically generate SYNAPSE Services revenue as described above.

SYNAPSE Enabler: The SYNAPSE Enabler is another proprietary device that we developed for the purpose of converting non-wireless to wireless devices. Unlike the SYNAPSE Adapter whose primary role is to cause dial-up financial transaction devices to become wirelessly enabled, the SYNAPSE Enabler is designed to interface with devices such as vending machines, taxi meters, utility meters, etc using a serial port connection; however, as many dial-up point-of-sale terminals do have spare serial ports, the SYNAPSE Enabler can interface with such devices thus wirelessly enabling them. The Company generates equipment revenues through the sale of SYNAPSE Enablers to our clients. Like SYNAPSE Adapters, SYNAPSE Enablers must also send transactions through the SYNAPSE Service host. As such, SYNAPSE Enabler sales typically generate SYNAPSE Service revenues as described above.

KEY DEVELOPMENTS DURING FISCAL YEAR 2001

           June 2000

°	Lynk Systems, Inc., a major card transaction processor entered into an agreement to offer USWD’s products and services to its merchants.

°	American Express and NXT Corporation form a strategic partnership to jointly market AmexDirect.(a)

           July 2000

°	Michigan National Bank entered into an agreement with NXT Corporation to provide transaction processing services.(a)

           August 2000

°	National Data Corporation entered into a two-year transaction processing agreement with U.S. Wireless Data. NDC eCommerce will offer wireless, high-speed credit card authorization services utilizing U.S. Wireless Data’s Synapse Service to merchants of NDC eCommerce through its network of banks and acquirers. Initially, it is expected that more than 3,000 wireless terminals will be activated through Synapse to deliver transactions to NDC eCommerce.

°	Formed a joint venture with Lockheed Martin IMS to participate in the U.S. Department of Agriculture’s Food Stamp Program to provide wireless transaction processing in order to utilize their Electronic Benefit Transfer cards to purchase produce and other foodstuffs in open-air farmers markets.

           September 2000

°	First Data Merchant Services, a subsidiary of First Data Corporation, an electronic commerce and payment services leader, entered in to an agreement with USWD to provide wireless credit card transactions services. U.S. Wireless Data’s Synapse platform will be available to more than two million existing merchant locations serviced by First Data’s customers as well as new merchants in need of a wireless solution.

           October 2000

°	Provided wireless point-of-sale terminals at Yankee Stadium during the 2000 World Series. Volume Services America, the company that provides food, beverage and merchandise management services for the stadium, utilized twenty-two wireless terminals at kiosks inside and outside the stadium to sell merchandise to fans.

           November 2000

°	Cinnabon, Inc., the world’s leading cinnamon roll retailer, entered into an agreement to utilize USWD’s wireless credit card products and services at 108 of its locations across the United States.(b)

°	Acquired CellGate Technologies, LLC (“Cellgate”) the leading manufacturer of integrated wireless IP (Internet Protocol) modem adapters and a provider of wireless IP services for transaction processing.

           December 2000

°	Acquired NXT Corporation, a leading provider of real-time payment data management and network services for the transaction processing industry. This purchase added approximately 35 million transactions per month to USWD’s operations, making USWD a sizeable player in the credit card transaction industry.

           February 2001

°	USWD provided wireless point of sale terminals for the National Football League’s 2000 Pro Bowl, in Honolulu, Hawaii.

           March 2001

°	U.S. Wireless Data, Inc. announced it entered into an agreement with Merchant Services Inc. (MSI), a leading credit/debit card acquirer and independent sales organization (ISO), to offer wireless, high-speed credit card authorization services via USWD’s Synapse(sm) platform.

           May 2001

°	Chairman and CEO, Dean M. Leavitt, was elected to the board of directors of the Electronic Transactions Association (ETA). ETA is the payment transaction industry association.

           June 2001

°	National Processing Company, a leading provider of merchant credit card processing and a wholly owned subsidiary of National Processing, Inc entered into a multi-year agreement in which USWD will provide Synapse wireless transaction products and services to NPC, enabling NPC to offer wireless card payment acceptance to its over 600,000 merchant customer base.

(a) Prior to the acquisition of NXT Corporation.

(b) Prior to the acquisition of Cellgate.

STRATEGIC RELATIONSHIPS

A key to our ability to provide complete wireless transaction services to our customers is our relationships with certain third parties many of whom are our clients. These relationships take significant time and resources to develop and implement. Having these relationships provides us with an advantage in getting our products and services to market. We maintain the strategic relationships described below:

Wireless Network Carriers

We believe our relationships with wireless network carriers are mutually beneficial. As a result, we are able to negotiate favorable rates and for collaborative joint marketing initiatives. Typically, we have short-term agreements to purchase data network capacity either for a predetermined amount of kilobytes at a flat fee or on a cents-per-kilobyte basis. We have contracts with AT&T Wireless, Motient, Verizon Wireless, and we are in the process of negotiation agreements with other wireless carriers in order to broaden our offerings, giving our customers a wide variety of wireless carrier choices utilizing our Synapse product and services.

Terminal and other device manufacturers

Our services increase the usefulness of wired and wireless devices, as such, we believe our services will increase sales of these devices. POS device manufacturers have therefore assisted us in various connectivity and certification projects we have undertaken. During the last two years we have announced strategic partnerships with a number of device manufacturers, in an effort to certify with their wireless products. Equipment manufacturers that we have strategic relationships include Hypercom, Intellect, Lipman, Mist, Symphony and Tillsmith Systems.

Third Party Processors

We currently have strategic relationships with the major third-party processors, who authorize the transactions that we deliver over our network. Our relationship involves certifying solutions to that processor based on specific terminal/network combinations. Once certified to “Class A” level, the third processors take over the support function for merchants using the wireless devices in the field. We currently have processing relationships with BUYPASS, CardSystems, Concord EFS, First Data Merchant Services, Global Payment Inc., Lynk Systems, Paymentech, National Processing Company, and Vital Processing Services.

In addition, we have developed strategic relationships with the major processors of ATM transactions over the PIN-secured debit networks, including Concord EFS, CoreData, and EFT Logix. Through these relationships, our Synapse Adapter converts dial-up ATMs to wireless. This includes ATMs from the leading manufacturers such as BVC, Cross International, Diebold, Fujitsu, Greenlink, Lipman USA, NCR, Synkey, TBS First, Tidel, Triton, Wincor Nixdorf, and WRG Services, operating on Such regional debit networks, Cash Station®, Jeanie®, MAC®, MONEY STATION®, NYCE®, STARsm and national and international networks including American Express®, Carte Blanche®, Diner’s Club®, Discover®, MasterCard®/Cirrus®/Maestro®, and VISA®/PLUS®/Interlink/VISA NET

COMPETITION

Our industry is new, rapidly evolving and it is likely that we will have an increasing number of competitors in the future. To be successful in this emerging market, we must be able to sufficiently differentiate ourselves from other wireless and wireline service providers.

The principle competitive factors in the market, which we believe we adequately possess include:

°	Ability to deliver services when requested by customers.

°	Network and system engineering expertise.

°	High quality 24 hours a day, 7 days a week and 365 days a year customer service for processors and ISOs.

°	Network capabilities, reliabilities, redundancy, quality of service and scalability.

°	Variety of services offered.

°	Access to network resources, including circuits, equipment and interconnection capacity to other networks.

°	Competitive price structures.

°	Ability to maintain and expand distribution channels.

°	Brand name recognition.

°	Continued development and introduction of new state of the art products and services.

°	Network security.

°	Substantial financial resources.

°	Customer base.

We believe that merchants prefer to purchase solutions from a single vendor in order to address their needs. Our SYNAPSE and NXT Gateway Services support a broad range of devices and our standards-based approach will continue to allow us to compete favorably with larger companies whose products may not be able to support such a degree of interoperability. We are confident that our strategic relationships with major payment processors and wireless carriers enable us to provide interoperability among a broader spectrum of applications than our current and potential customers.

We believe we have several competitive advantages. Among them are strong relationships and alliances with most of the major processors, wireless carriers and point of sale manufacturers. In addition, we are unique in that we are neutral towards carriers, merchant acquires and processors.

We may also face competition from companies attempting replicate our SYANPSE concepts. We may not be successful in differentiating ourselves or achieving widespread market acceptance of our business. Furthermore, enterprises that have already invested substantial resources may be reluctant or slow to adopt our approach that may replace, limit or compete with their existing systems. Potential competitors may bundle their products or incorporate similar services in a manner that is more attractive to our potential customers than purchasing and utilizing our services. In addition, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. There are no assurances that we would be able to either develop products and services that are comparable or superior that are offered by our current or future competitors or adopt new technologies, evolving industry standards and changes in customer requirements.

Some of our potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. In particular carriers and point of sale manufacturers have extensive customer bases and broad customer relationships that they can leverage, including relationships with our potential customers. These companies sometimes have significantly greater customer support service capabilities than we do. Due to their greater financial resources some of these companies have the ability to adopt aggressive pricing policies. As a result, in the future we may have to adopt pricing strategies that compete with such companies to attract and retain customers.

Finally, there are few substantial barriers to entry to the wireless payment transaction market and we expect to face additional competition from existing competitors and new market entrants in the future.

ACQUISITIONS

Cellgate Technologies LLC

With the acquisition of Cellgate and its proprietary technology, USWD obtained a unique ability to accelerate our entry into the fixed wireless market by providing its wireless solutions to the approximately 4.7 million wired POS terminals currently being used throughout the United States. Cellgate held exclusive rights, except as to AT&T, to AT&T’s patented technology that enables traditional dial up devices, including POS terminals and ATM’s, to communicate via a wireless protocol signal. Cellgate’s exclusive rights to this patented technology were extended from two to five years in connection with the acquisition. Cellgate incorporated this technology into its CBF2000 modem, a “plug and play” technology that is very easy to use. The merchant or ATM deployer simply disconnects the telephone connection and plugs the existing phone cord into the Cellgate CBF2000 modem, now called the SYNAPSE Adapter. Once connected to the adapter, the existing POS terminal instantly processes transactions in a wireless mode, connecting to the merchant’s current credit card processor via the SYNAPSE host. The result is faster service for the merchant without the need for expensive equipment upgrades and the reduction of operating costs by allowing them to disconnect the secondary wired lines that may have been previously required to process payment transactions.

In addition to the SYNAPSE Adapter, which is manufactured for us by Tellus Technology, Inc., under a development and supply agreement assigned to us as part of the acquisition, we also acquired the Cellgate Gateway Application and Enterprise Systems. These systems connect to major credit card and check processors and are used to route transactions to their appropriate destination.

NXT Corporation

The acquisition of NXT expands our technical capabilities with respect to converting traditional dial-up and leased-line based POS to IP-enabled sites. NXT provides key services to the financial transaction industry, including telecommunications, data transport, software development, real time data translation and manipulation, data storage and reporting. NXT recently launched a suite of payment processing and related POS products, allowing merchants, banks, MSP’s, processors and acquirers to offer and access these solutions with a minimal front-end technology investment. Residing within the NXT network are intelligent transaction switches that are capable of message translation, message augmentation, transaction tracing and network level transaction routing.

In addition to transaction processing and message management software, NXT has built a complete set of tools, reports, and utilities to support these services. These tools include:

°	a multi-layered network management system;

°	diagnostic utilities; and

°	back-up and data protection systems.

°	a terminal ID database management system.

NXT has solutions for customers in which traditional POS terminal routing or message formatting functionality is moved from the device onto the NXT network. Performing the transaction routing within the network enables the merchant to take advantage of high performance network links as well as evolving host message formats and protocols.

EMPLOYEES

We had 89 employees at June 30, 2001, with primary locations in New York, New York, Bethesda, Maryland and Palmer Lake, Colorado. During the month of July 2001, we commenced the consolidation of our Bethesda, Maryland technical and operation center into our Palmer Lake Colorado facility. This consolidation will result in a reduction of 32 employees reducing our overall employees to 57. The consolidation is expected to be completed by December 31, 2001.

We are committed as an organization to attract and retain our management team and highly skilled technical, sales, marketing and administrative employees. None of our employees are covered by a collective bargaining agreement.

RECENT DEVELOPMENTS

July 2001

°	Entered in an agreement with Concord EFS, Inc., a leading payment processor, to market USWD’s SYNAPSE wireless payment services for point of sale and ATM processing.

°	Chairman and CEO Dean M. Leavitt testified before the United States Senate Committee on Agriculture, Nutrition and Forestry regarding the benefits of wireless point of sale transactions for farmers and participants in the U.S. Department of Agriculture Food Stamp Program.

August 2001

°	Announced the consolidation of our Bethesda, Maryland technical and network operation center into the Palmer Lake, Colorado facility.

°	The New York State Federation of Taxi Drivers, Cynergy Data, Lipman USA and U.S. Wireless Data have launched a program to install New York City livery cabs with wireless credit card terminals.

°	ToLeaseIt.com, a leader in leasing services for a broad range of business equipment, including POS terminals and accessories, entered into an agreement under which ToLeaseIt.com will distribute USWD’s Synapse Adapter product.

COMPANY HISTORY

We were founded in July 1991 for the purpose of designing, manufacturing and marketing wireless and portable credit card and check authorization terminals. In December 1993, we completed an initial public offering, raising approximately $12,200,000 through the sale of 1,650,000 shares of common stock. In October 2000, we reincorporated in Delaware.

Our initial strategy was to manufacture and sell portable electronic payment terminals to communicate via circuit switched cellular voice technology. We designed, manufactured and marketed the POS-50(R), which was recognized as the world’s first truly integrated and portable wireless credit card and check authorization terminal. The product was launched in the first quarter of 1994 and was marketed through acquiring banks, POS hardware distributors, independent sales organizations and by us directly.

The POS-50 allowed a merchant to electronically capture a credit card, debit card or check transaction at the point of sale, virtually anywhere cellular voice service existed. Due to its portable and wireless nature, the POS-50 was well suited for the small to medium sized mobile retailer or service company. Examples of POS-50 customers included craft show vendors, sporting event concessionaires, towing services, cart and kiosk vendors and essentially any business on-the-go that wanted to safely accept credit and debit cards for their products and services.

While the POS 50 did receive much recognition from various sectors of the credit card processing industry as the first truly wireless point-of-sale terminal, only approximately 7,000 devices were sold between 1994 and 1998. Our failure to attract broad market acceptance for our new device and, hence, more terminal sales, stemmed primarily from four factors; (a) the cost of the device was very expensive to manufacture versus traditional POS terminals, therefore, the price to our customers was very high; (b) lack of broad terminal application certification by front-end processors; (c) slow transaction speed; (d) our primary focus on the development of the POS-50 technology left inadequate resources to market and promote the new wireless device to the credit card processing industry and (e) little acceptance of wireless as a viable technology. Due to these four factors, we were unable to capture broad market acceptance and realize meaningful levels of sales of the POS-50 terminal.

Starting in 1997, we attempted to reposition our business from being solely a manufacturer of wireless point-of-sale terminals to becoming a provider of transaction processing services. This realignment was sought to augment our one-time equipment sales with recurring revenue generated by the sale of wireless credit and debit card processing services to retail merchants. In doing so, we set out to offer a “one-stop” wireless solution directly to card accepting merchants. The suite of services offered included the sale of our own wireless point-of-sale terminals, including a device called the TRANZ-Enabler, which adopted Verifone’s wireline TRANZ devices to work wirelessly, the resale of the newly introduced and speedier CDPD wireless services and the establishment of credit card acceptance capabilities for merchant clients through our relationships with two credit card acquiring institutions.

Throughout 1997 and 1998, we focused our resources on selling, directly to merchants, a transaction processing “solution” consisting of a terminal, CDPD airtime purchased from major cellular providers, and transaction processing services. To accomplish this, we began marketing our products and services through a series of distribution and joint marketing agreements with the major CDPD service providers. This effort required the creation of a large, regionalized sales organization that trained and supported data sales representatives from each respective cellular carrier. GTE Wireless was the first cellular organization mobilized to sell our products and services followed by AT&T Wireless, Bell Atlantic Mobile and, ultimately, Ameritech. The salesforce primarily included individuals with wireless product expertise, rather than, individuals skilled in the distribution of bank card products. In our efforts to provide a turnkey solution to card accepting merchants, we had inadvertently positioned our business in direct competition with the industry’s largest acquirers, banks and independent sales organizations. This competitive stance resulted in disappointing sales and the perception of us by the credit card industry as a direct competitor and not a provider of value added services, thus hampering our ability to sell our services to many players in the industry.

In August 1998, faced with disappointing sales and high overhead expenses due to a recently expanded sales-oriented headcount, we recognized the apparent danger of our competitive posture and set out to re-orient us, as an enabler of the marketplace. It was during this period that we began the development of SYNAPSE’s predecessor.

In May 1999, Dean M. Leavitt, the founder and former President of US Data Capture, a credit card processing company serving a broad spectrum of conventional card acceptors and emerging markets, was hired as our Chairman and Chief Executive Officer. Mr. Leavitt immediately began redirecting our resources in an effort to have SYNAPSE become recognized as the standard for the development, implementation and management of wireless transaction processing solutions. To accomplish this goal, we have repositioned ourself as an enabler of the merchant acquirer/ISO marketplace on a “wholesale” basis and have, for the most part, discontinued our direct marketing activities to end-user merchants. As part of this strategy, we have re-positioned our business and technology to be completely neutral with respect to point-of-sale terminal manufacturers, wireless carriers, front-end and back-end processors and merchant acquirers. In order to facilitate this process, we have begun aligning ourself with strategic partners such as merchant acquirers, terminal manufacturers, independent sales organizations, front-end processors and terminal deployment companies through the execution of “SYNAPSE Agreements.” As evidence of our neutrality strategy, we have de-emphasized our development of proprietary terminals, focusing instead on our proprietary SYNAPSE host technology and the certification of other terminal manufacturers’ products on the SYNAPSE platform. Furthermore, in May 1999, we entered into an agreement with Motient (formerly American Mobile) under which we added that company’s communications technology to our SYNAPSE suite of services, thereby officially signaling the end to our CDPD-only orientation. In addition, as evidence of our neutrality with respect to merchant acquirers and independent sales organizations, we have de-emphasized credit card acquisition activities and, in July 1999, we sold one of our two merchant portfolios. We terminated our relationship with the other portfolio during fiscal year 2001. As part of the strategy to re-orient the Company as a neutral enabler of the credit card processing marketplace, our financial model is being transformed from one that was based upon one-time product sales revenues to one that now relies heavily upon the development of recurring revenues generated from SYNAPSE enabled sites.

In March 2000, the Company, in order to finance the on-going operations, finalized a Private Placement with Commonwealth Associates acting as the placement agent. The Private Placement was closed in three tranches on March 17, 2000, March 28, 2000 and May 31, 2000, to which an aggregate of 558.66 Units were sold at $100,000 per Unit for aggregate gross proceeds of $55,866,000. Each Unit consists of 10,000 shares of the Company’s Series C Preferred Stock (which is initially convertible into 16,667 shares of Common Stock) and warrants to purchase Common Stock equal to 25% of the number of shares into which the Series C Preferred Stock is convertible.

In November 2000, we acquired Cellgate to accelerate our entry into the fixed wireless market by providing its wireless solutions to the approximately 4.7 million wired POS terminals currently being used throughout the United States.

In December 2000, we acquired NXT Corporation to expand our technical capabilities with respect to converting traditional dial-up and leased-line based POS to IP-enabled sites. Utilizing our SYNAPSE Adapter, obtained through the Cellgate acquisition, the SYNAPSE Enabler, which we developed internally, and the SYNAPSE wireless gateway, we can offer NXT’s current merchant base of over 44,000 access to a wireless solution.

RESEARCH AND DEVELOPMENT AND NETWORK OPERATIONS CENTERS

Our recent development efforts have been directed almost exclusively toward the SYNAPSE products and services platform. In fiscal 2001 and 2000, we spent approximately $2,838,000 and $1,330,000 respectively, on research and product development activities. Our combined research and network operating center facility consists of approximately 6,100 square feet of leased space located in Palmer Lake, Colorado and approximately 17,500 square feet of leased space located in Bethesda, Maryland. This team of talented engineers and programmers are responsible for developing software and hardware technology as well as new applications and interface technology that allows our platform to communicate with the various front-end card processors or other entities. The network operating centers serves as our hub for communications between the parties to a transaction, including, for example, communications between wireless and wireline point-of-sale terminals and credit card authorization processors.

Included in our network operating center is our customer care specialists. We train our customer care specialists to support our customers with the operation of our services and provide twenty four hours, seven days a week coverage.

PATENTS AND TRADEMARKS

We were granted a design patent on certain aspects of the POS-50 product in June 1994. In April 1999, we received a design patent on the TRANZ Enabler housing. Our name and POS-50(R) are registered trademarks. We filed for a service mark on “Wireless Express Payment Service”, “SYNAPSE” “Wireless Made Easy” and “Card Meter”.

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

GOVERNMENT REGULATION

We are not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. The wireless network carriers we contract with to provide airtime and some of our hardware and devise suppliers are subject to regulation by the Federal Communications Commission. Changes in FCC regulations could affect the availability of wireless coverage these carriers are willing or able to sell to us. We could also be adversely affected by developments in regulations that govern or may in the future govern the Internet, the allocation of radio frequencies or the placement of cellular towers. Also, changes in these regulations could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of costs of litigation or increased service delivery cost or could in some other manner have a material adverse effect on our business, financial condition or results of operations.

IMPACT OF ENVIRONMENTAL LAWS

We do not believe that we are substantially affected by environmental laws and do not expect any material impact as a result of such laws.

INSURANCE

We believe that we maintain the type and amount of insurance customary in our industry, including coverage for general liability, product liability, property damage, and workers’ compensation. We are currently exploring securing coverage in the event of an interruption to our business. Although there can be no assurance that our property damage insurance will adequately compensate us for losses that we may incur, we consider our insurance coverage to be adequate both as to risks and amounts.

ITEM 2. DESCRIPTION OF LEASED PROPERTIES

FACILITIES:

We currently lease office and operating space at the following locations:

--------------------------------------------------------------------------------------------
        Location                               Business Use                          Square
                                                                                     Footage
---------------------------- ---------------------------------------------------------------
New York, New York           Corporate Headquarters and Primary Sales and
                             Marketing Offices                                       11,700
---------------------------- ---------------------------------------------------------------
Palmer Lake, Colorado        Research and Development and Primary Network
                             Operations Center and Engineering Facility               6,100
---------------------------- ---------------------------------------------------------------
Bethesda, Maryland           NXT Gateway Services and Network Operations Center*     18,500
---------------------------- ---------------------------------------------------------------
New York, New York           Previous Corporate Headquarters **                       5,100
---------------------------- ---------------------------------------------------------------
*	Currently consolidating with the Palmer Lake, Colorado facility. Engaged a third party to locate a sub-tenant. Expected completion date of consolidation is December 31, 2001.

**	Currently subleasing to a third party. Lease expires on September 30, 2001.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to legal proceedings arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended June 30, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

Our $0.01 par value common stock (the “Common Stock”) is traded in the over-the-counter market and quoted on the OTC Electronic Bulletin Board under the symbol “USWE.” The following table sets forth, for the fiscal quarters indicated, the range of high and low bid prices for the Common Stock. These quotations have been obtained from the OTC Electronic Bulletin Board and reflect inter-dealer prices (in dollars), without any retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

--------------------------------------------------------------------
    Fiscal 2001                    High                     Low
    -----------                    ----                     ---
--------------------------------------------------------------------
     Fourth quarter                $2.29                 $1.01
--------------------------------------------------------------------
     Third quarter                  5.2188                1.9062
--------------------------------------------------------------------
     Second quarter                 4.8125                1.125
--------------------------------------------------------------------
     First quarter                  2.3438                1.4375
--------------------------------------------------------------------

--------------------------------------------------------------------
     Fiscal 2000                   High                     Low
     -----------                   ----                     ---
--------------------------------------------------------------------
     Fourth quarter                $20.240               $7.248
--------------------------------------------------------------------
     Third quarter                  37.748                4.372
--------------------------------------------------------------------
     Second quarter                  6.88                 3.240
--------------------------------------------------------------------
     First quarter                   7.624                2.376
--------------------------------------------------------------------

There is no public trading market for our Series C Preferred Stock or any of our securities other than the Common Stock.

(b) Holders.

As of September 18, 2001, there were 199 holders of record of the Common Stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.

(c) Dividends.

We have not declared cash dividends on our Common Stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

(d) Recent Sales of Unregistered Securities.

During fiscal 2001, except as previously reported, there were no sales of our securities which were not registered under the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a device-neutral, wireless carrier-neutral, merchant acquirer and front-end processor neutral enabler of wireless transaction processing services through our SYNAPSE and NXT Gateway products and services. SYNAPSE and the NXT hosts provide a gateways between all of the parties within a wireline or wireless point-of-sale, personal digital assistant, pager or ATM transaction. By providing a seamless interface between a merchant’s device, wireless carriers and transaction processors, credit, debit and other payment transactions can be processed as fast as cash, without the cost and inconvenience of being tethered to a telephone line. In addition, SYNAPSE’s Internet-based tools offer online, real-time transaction monitoring and reporting, remote diagnostics and automated terminal activation. We provide merchant acquirers, ISOs and payment processors with a wireless transaction management service that can be utilized at both conventional and emerging merchant segments, permits the retrieval of on-line/real-time transactional reports and diagnostics via the Internet and simplifies the customer service and application development effort.

RESULTS OF OPERATIONS: FOR THE THREE MONTHS AND TWELVE MONTHS ENDED JUNE 30, 2001 AND 2000

KEY METRICS

The Company utilizes several basic performance metrics to measure the progress of its operations. Some of the metrics we rely upon include: (1) the number of sales channels through which we sell our various products and services; (2) the number of active sites processing transactions through one or more of our hosts including those that transmit via wireless, dial-up and leased-line technology; (3) the number of transactions processed through one or more of our hosts; (4) number of units of USWD equipment sold; and (5) EBITDA- Earnings before interest, taxes, depreciation and amortization.

RESELLERS

As of June 30, 2001 we have over 150 resellers under contract to sell our products and services as compared to 54 contracts that were in place at June 30, 2000. One hundred of these 150 resellers were actively engaged in the sale of our products and services.

ACTIVE SITES

SYNAPSE Services

Active wireless sites have grown to over 6,600 at June 30, 2001, representing approximately 5,248 Merchants, representing an increase of 4,000 or over 154% compared to the number of active sites at June 30, 2000.

NXT Gateway Services

Total active sites on the NXT gateway as of June 30, 2001 were over 43,300 compared to 40,000 active sites as of June 30, 2000, representing an increase of over 3,300, or 8%. For the three and twelve months ended June 30, 2001, total new active sites acquired were 901 and 3,085, respectively.

TRANSACTIONS

SYNAPSE Services

Wireless transactions processed for the fourth quarter of fiscal year 2001, were 832,000, an increase of over 264,000 or 47% from the fourth quarter of fiscal year 2000. Wireless transactions processed for the twelve months ended June 30, 2001 were 2,338,000 compared to 1,631,000 for the twelve months ended June 30, 2000, an increase of 707,000 or 43%.

NXT Gateway Services

Our NXT Gateway Service host utilizes traditional narrowband/dedicated networks (ie: dial lines and leased-line circuits) to deliver transactions between merchants and processors. Total transactions for the three months ended June 30, 2001 were 135 million, compared to 109 million for the three month period ended June 30, 2000, an increase of over 26 million transactions or 24%. Total transactions for the twelve months ended June 30, 2001 were 490 million, compared to 386 million for the twelve months ended June 30, 2000, an increase of over 104 million transactions or 27%.

REVENUE The Company derives revenue primarily from two sources: service fees and equipment sales. Service fees consist of: (a) one-time, non-refundable service activation fees; (b) wireless and landline transaction fees for transactions delivered on wireless, broadband and narrowband networks through one or more of our hosts; (c) monthly fees for providing online, real time reports; (d) monthly minimum subscription fees; and (e) software development fees. Service fees are generated from both our SYNAPSE Service and NXT Gateway Services platform. Most U.S. Wireless Data services are designed to be device-independent and serve multiple platforms that enable our clients to support a variety of protocols, hence, a variety of products and services. Equipment sales are derived from the sale of our proprietary SYNAPSE Adapter and SYNAPSE Enabler line displacement wireless conversion devices.

USWD had record revenues for the three and twelve months ended June 30, 2001 of $2,005,000 and $4,132,000, respectively, as compared to $130,000 and $597,000 for the same periods in fiscal year 2000. This improvement from the prior year represents a fifteen-fold increase for the quarter and an over six-fold increase for the year. The increases from the prior year were attributed to most revenue categories including recurring services, transaction fees and equipment revenues, all of which are discussed in more detail below.

RECURRING SERVICE REVENUE

Recurring service revenue for the three months ended June 30, 2001 was $469,000, a $390,000 or a 5-fold increase as compared to the same period for fiscal year 2000. For the twelve months ended June 30, 2001, service revenues increased over five-fold or $882,000 to $1,079,000 compared to the same period for fiscal year 2000. This increase is a direct result of significant increases in merchant activations for our Synapse wireless services. Synapse activations for the fourth quarter of fiscal 2001 were 2,121, an increase of 1,224 activations or 136% from the same period in fiscal 2000. In addition, we have shown significant progress in unit activations during fiscal year 2001, with increases each quarter over the prior quarter of 224 or 24%, 296 or 26%, 308 or 22% and 463 or 28%.

TRANSACATION REVENUE

Transaction revenue is principally generated by our NXT Gateway Services, which were acquired as part of our acquisition of NXT Corporation. The NXT Gateway Service host utilizes traditional narrowband/dedicated networks (i.e., dial lines and leased-line circuits) to deliver transactions between merchants and processors.

Transaction revenue for the three and twelve months ended June 30, 2001 was $1,300,000 and $2,581,000, respectively. Transaction revenue for the same periods last year were negligible. Total transactions for the three months ended June 30, 2001 were 135 million, compared to 109 million for the same period in 2000, an increase of over 26 million transactions or 24%. Total transactions for the twelve months ended June 30, 2001 were 490 million, compared to 386 million for the twelve months ended June 30, 2000, an increase of over 104 million transactions or 27%.

EQUIPMENT REVENUE

Equipment revenue is derived from the sale of our proprietary wireless conversion devices, the Synapse Adapter and the Synapse Enabler. Equipment revenue increased for both the three and twelve months ended June 30, 2001 to $300,000 and $330,000, respectively, compared to the same periods last year of $0 and $271,000, respectively.

Unit sales increased from the third to fourth quarter of fiscal year 2001 to 1,081 units, as processors and merchant acquirers began to purchase the Synapse Adapters for resale to retail merchants and the Synapse Enabler, to convert taxi meters and other integrated devices to accept credit cards wirelessly. Equipment sales are expected to increase as the Synapse Adapter and Enabler product lines are expanded to support the Synapse family of IP-based services.

GROSS PROFIT

Gross profit consists of revenues net of direct costs of sales. Cost of sales consist primarily of the cost for the initial setup and ongoing communications costs associated with terminals connected through SYNAPSE, costs related to sales of SYNAPSE Adapter and SYNAPSE Enablers, and cost of wireless and non-wireless carriers. Gross profit for the three months ended June 30, 2001 was $493,000, compared to a gross loss of $221,000 in the same period in fiscal year 2000. Gross profit for the twelve months ended June 30, 2001 was $1,205,000, compared to a gross loss of $299,000 in fiscal year 2000.

This improvement in gross profit for both the three and twelve months ended June 30, 2001 as compared to the same period in 2000, was primarily the result of: (1) inclusion of the gross profit associated with the recent acquisitions of Cellgate Technologies LLC and NXT Corporation and (2) an increase in higher margin Synapse service revenues in fiscal year 2001. Fiscal year 2000 gross loss was negatively impacted by an adjustment forobsolete equipment related to the discontinued point-of-sale product line and price reductions on point-of- sale equipment in order to reduce excess inventory.

GROSS MARGIN

Gross margin (gross profit as a percentage of net revenues) for the fourth quarter of fiscal year 2001 decreased from the same period in 2000, (excluding costs associated with the discontinued equipment business), due to the following factors: (1) the inclusion of the revenues and costs of the NXT Gateway Services, which have lower margins than Synapse Services; (2) The Company exited the equipment business and launched Synapse Services during the fourth quarter of 2000, therefore, overall margins were not offset by lower margin equipment revenues.

Gross margin for the fiscal year 2001 increased to 28.5% from 14% (excluding costs associated with the discontinued equipment business) in fiscal year 2000. This increase was attributed to: (1) higher equipment sales margins of 15% in fiscal year 2001 compared to 11% in fiscal year 2000 and (2) a change in sales mix, as the higher margin recurring service business grew to a larger overall portion of sales during fiscal year 2001, while lower margin equipment sales decreased.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses consist principally of engineering personnel costs for research, design and development of our proprietary technology we use to integrate and distribute our products and services. Research and development expenses increased $475,000, or 101%, to $945,000 for the three months ended June 30, 2001, from $471,000 for the comparable period in 2000. (See additional discloures in Note 4- Summary of significant accounting policies.) For the twelve months ended, June 30, 2001, research and development expenses increased $983,000, or 74% to $2,838,000 from $1,330,000, for the twelve months ended June 30, 2000. The increase in absolute dollars is primarily attributable to increases in engineering personnel required for continued development and enhancement of our product and service offerings. We believe that significant investments in technology are necessary to remain competitive. Therefore, we expect product development expenses to continue to increase in absolute dollars as we develop and enhance our proprietary technology. During the fourth quarter of 2001, the Company changed the methodology for recording research and development expense. Previously, the Company had been recording research and development expense based upon a percentage allocation of certain departments. During the fourth quarter of fiscal 2001, the Company determined a more accurate method of recording research and development expense based upon certain departments as a whole. The costs were originally reported in selling, general and administrative expense, and have been reclassed to research and development expense.

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of salaries and benefits for sales, general and administrative personnel, advertising and promotion expenses, professional service fees, occupancy and general office expenses, travel expenses, other general corporate purposes and non-cash compensation. Sales, general and administrative expenses were $2,946,000 for the three months ended June 30, 2001 compared to $2,714,000 for the three months ended June 30, 2000. Sales, general and administrative expenses were $14,705,000 for the twelve months ended June 30, 2001 compared to $6,603,000, for the twelve months ended June 30, 2000. The absolute dollar increase is primarily due to increased personnel costs, occupancy costs, professional service fees and travel expenses, which are attributed to the inclusion of the expenses of our recent acquisitions and our own internal growth.

Amortization of Intangibles

Amortization of intangibles includes amortization of goodwill, core technology, trademarks, customer lists, contract rights, patents and assembled workforce. Amortization of intangibles were $628,000 for the three months ended, June 30, 2001 and $1,432,000 for the twelve months ended June 30, 2001. There was no amortization expense for the three and twelve months ended June 30, 2000. The increases are a result of amortization of intangibles recorded primarily from the acquisitions of Cellgate Technologies LLC and NXT Corporation. Intangibles for acquisitions are being amortized over four to ten years. In the event that we complete additional acquisitions, which we expect to do, expenses relating to the amortization of intangibles could increase in the future.

RESTRUCTURING CHARGE

During the fourth quarter of fiscal year 2001, the Company recorded a restructuring charge related to the consolidation and relocation of our Bethesda, Maryland network operations center with our research and development and operations center, located in Palmer Lake, Colorado. In conjunction with the latest integration activities, the Company recorded pretax charges totaling $2,400,000 or $0.23 per share, in the fourth quarter of fiscal year ended June 30, 2001, related to the consolidation for moving costs, disposal of assets not used in the primary operations facility, and the estimated impact of vacating the unused facilities, net of potential subleases. For the fiscal year 2001, these charges decreased net income and earnings per share by $2,400,000and $0.21 per share, respectively.

INTEREST AND OTHER

Interest expense for the three month period ended June 30, 2001 was $232,000 related to financing under a capital lease for SYNAPSE Adapters assumed with the acquisition of Cellgate Technologies, LLC. There was no interest for the three months ended June 30, 2000. For the twelve months ended June 30, 2001 and 2000, interest expense was $232,000 and $1,394,000, respectively. The interest credit for the twelve months ended June 30, 2000 was a result of the reversal of accrued interest and penalties on the 6% Debentures and Series B Preferred Stock.

Interest income for the three and twelve months ended June 30, 2001 was $235,000 and $1,801,000, respectively, versus $579,000 and $644,000, respectively, for the comparable periods in fiscal 2000. The funding received from the $55.8 million private placement during the third quarter of fiscal year 2000, provided us with a large cash balance from which we earned interest and other investment income. Interest income for subsequent periods should decline due to the utilization of cash to fund our growth expectations and the recent declining trend in interest rates.

Other income of $36,000 for the three months ended June 30, 2001 included rental income of $62,000 offset by tax expense of $26,000, as compared to an expense of $44,000 related to tax expenses for the same period in 2000. Other income for the twelve months ended June 30, 2001was $141,000 compared to $84,000 for the twelve months ended June 30, 2000.

Preferred Stock Dividends

Preferred Stock Dividends for fiscal 2000 include deemed dividends of $44,114,000 for the value of the “in the money” conversion feature for the Series C Preferred Stock from the closings of the private placement. The “in the money” conversion feature is calculated on each closing of the private placement as the difference in the market price of our Common Stock on the date of such closing versus the conversion price of the Series C Preferred Stock multiplied by the number of shares of Common Stock into which the Series C Preferred Stock would convert. The “in the money” conversion feature is limited to the gross proceeds less the valuation of the associated common stock warrants. In addition, common stock purchase warrants were issued to induce the redemption of Series B Preferred Stock. These warrants are treated as Preferred Stock Dividends valued at $628,000. Preferred Stock Dividends also include $898,000 to accrete the value of the Series B Preferred Stock up to its redemption value and $106,000 of dividends declared for Series A and B Preferred Stock.

NET LOSSES

We have incurred losses since our inception and as of June 30, 2001 we had an accumulated deficit of approximately $108.5 million, which includes non-cash dividends of $45.7 million. For the three months ended June 30, 2001, net loss totaled $7.2 million or $0.63 per share, as compared to a net loss of $3.0 million or $0.37, for the three months ended June 30, 2000. The fourth quarter of fiscal year 2001 net loss included $3.4 million of expenses that were not recorded in the fourth quarter of fiscal 2000. These expenses were related to; $0.6 million in amortization of intangibles associated with the acquisitions of NXT Corporation and Cellgate Technologies LLC, $0.4 million of non-cash compensation related to issuance of stock options, incremental research and development costs of $0.5 million and restructuring charges of $2.4 million. Excluding these charges the net loss for the three months ended June 30, 2001 was $3.8 million or $0.33 per share, as compared to a net loss of $3.0 or $0.37 per share for the same period in 2000.

For the twelve months ended June 30, 2001, our net loss totaled $19.3 million or $1.88 per share, compared to a net loss of $54.3 million or $9.05 per share, after the provision for preferred stock dividends, for the twelve months ended June 30, 2000. The net loss for fiscal year 2000 included non-cash dividends related to the Company’s private placement in March 2000 of $45.7 million. Excluding this dividend the net loss for fiscal year 2000 was $8.5 million or $1.42 per share.

The net loss for fiscal year 2001 included $ 7.0 million of expenses that were not recorded in the fourth quarter of fiscal 2000. These expenses were related to; amortization of intangibles of $1.5 million associated with the acquisitions of NXT Corporation and Cellgate Technologies LLC., $1.5 million of non-cash compensation related to issuance of stock options, incremental research and development costs of $1.6 million and restructuring charges of $2.4 million. Excluding these charges the net loss for the twelve months ended June 30, 2001 was $12.3 million or $1.20 per share, as compared to a net loss of $8.5 or $1.42 per share for the same period in 2000.

°	continue to develop and upgrade our products, services, connectivity and message translation technology;

°	expand our wireless and other gateway service offerings and cross-sell such services to our existing clients;

°	seek out co-marketing alliances and other partnering opportunities with card associations, carriers, device manufacturers and card processors in an effort to “seed” new and emerging markets;

°	increase capital equipment expenditures to meet service level agreement requirements and build-out our evolving infrastructure;

°	expand our mobile and fixed wireless installations by up-selling and cross-selling to our existing merchant aggregator partners and grow our network of merchants;

°	expand our NXT Gateway Service capabilities to meet the growing message translation needs of both our wireless and land-line clients; and

°	seek out merger and acquisition opportunities that will either enhance our technology and/or generate additive revenue that will be accretive to our earnings.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2001 our principal source of liquidity was $18.2 million in cash and cash equivalents. Our private placement offering in March 2000 yielded net proceeds of $39.5 million. In fiscal 2001, the Company used approximately $21.0 million in cash of which $11.4 million, or 55% was used for overall operation of the business, $7.5 million, or 35% was used for the purchase, assumed liabilities and cost associated with our two recent acquisitions and $2.1 million, or 10% was used for purchases of capital expenditures.

Net cash used in operating activities was $16.6 million during the twelve months ended June 30, 2001. This primarily consisted of net operating losses, increases in inventory, accounts receivable and accounts payable, offset by non-cash charges for depreciation, amortization and consulting services and the accrual of a restructuring charge for the consolidation of our facilities. Net cash used in operating activities was $6.8 million during the twelve months ended June 30, 2000. This consisted primarily of net operating losses and is offset by non-cash charges for depreciation, amortization, consulting services and inventory write-downs.

Net cash used in investing activities was $3.4 million for the twelve months ended June 30, 2001. This was primarily comprised of acquisition costs, purchases of equipment and tenant improvements to leased property. Net cash used in investing activities during the twelve months ended June 30, 2000 was $0.8 million. This was primarily comprised of purchases of equipment, deposits for leased facilities and offset by the proceeds from the sale of a merchant portfolio.

Net cash used in financing activities for the twelve months ended June 30, 2001 of $1.1 million was primarily comprised of repayment of notes payables and leases, partially offset by proceeds from the exercise of stock warrants. Cash provided by financing activities in the twelve months ended June 30, 2000 of $46.4 million was primarily comprised of proceeds from the issuance of Series C Preferred Stock, offset by costs related to the Series C offering and the repayment of other borrowings.

We plan to use our cash for investments in internally developed technology, expansion of our services through internal growth and acquisitions.

During the third and fourth fiscal quarter of 2001 and continuing into the first fiscal quarter of 2002, the Company has successfully implemented its integration and consolidation plan of our recent acquisitions. This plan will reduce overall operating expenses by approximately $0.7 million per month or $8.4 million on an annual basis, representing approximately 42% of our ongoing annual operating expenses by October 2001. By October 2001, these expense reductions are related to personnel, professional fees, consulting services, facility expenses, travel expenses, public relation expenses and advertising and promotion expenses. As of June 30, 2001 our monthly consolidated net losses before depreciation, amortization, interest and taxes (EBITDA) was averaging approximately $1.4 million. EBITDA has improved, as we realized the benefits from the reductions in operating expense, to under ($1.0) million per month in the first quarter of fiscal 2002. In addition, we believe EBITDA will continue to improve as revenue increases in excess of its current levels in future quarters.

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

In addition, under certain circumstances and depending on the price of the Company’s Common Stock, a maximum of $2,557,000 in cash and approximately 468,000 shares of the Company’s Common Stock, valued at approximately $1,642,000, may be issued one (1) year from closing, based on the following: if the average Closing Price (as defined in the Asset Purchase Agreement dated October 30, 2000) of the Company’s Common Stock for the twenty (20) consecutive trading days ending with the trading day immediately preceding the one-year anniversary of the closing date is less than $16.00 per share (as adjusted for any stock splits, stock dividends or similar events), such additional consideration shall be an amount equal to: (i) the number of the shares which have not previously been sold or transferred, subject to certain exceptions, multiplied by (ii) the amount, if any, not to exceed $10.00, by which such average Closing Price is less than $16.00. No less than 50% of such amount shall be paid in cash, and the balance shall be paid, at the Company’s option, in cash or shares of Common Stock having a value, based on such average Closing Price provided that such average Closing Price for such purposes shall not be less than $6.00 per share prior to the anniversary of the closing. Based on the current market price of our stock, which is below $16.00 per share, we will most likely have to pay to the shareholders of Cellgate Technologies, an amount of approximately $2.6 million in cash on October 30, 2001. (See additional disclosures in Note 6-Acquisitions.)

We believe that existing cash balances, cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next eighteen months assuming current growth rates of revenues. However, the underlying assumed levels of revenues and expenses may not prove to be accurate. We may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures.

Seasonal Variation of Business

We anticipate that the recurring revenue generated under SYNAPSE and NXT Gateway Services agreements with merchants, merchant acquirers and credit card processors will be relatively immune to seasonal variations, although we expect that transaction related revenue will reflect seasonal variations paralleling consumer spending patterns, generally increasing somewhat during the holiday season. The placement of devices can be expected to be slow during that season as well, due to the reluctance of merchants to change processors during premier shopping seasons.

Securities Issuances to Fund Operations

To fund our operating requirements, we have had to rely primarily on the sale of debt or equity securities over the last two fiscal years.

On December 10, 1997, we closed a private offering of $3 million principal amount of 8% Adjustable Rate Convertible Subordinated Debentures due December 31, 1999 (the “8% Convertible Debentures”), raising net proceeds of approximately $2.6 million. The 8% Convertible Debentures automatically converted to 3,060,000 shares of Series A Preferred Stock as of February 9, 1998. See also the Note to the Financial Statements entitled “Series A Preferred Stock.”

On July 27, 1998, we completed a private offering of $2 million principal amount of 6% Convertible Subordinated Debentures due July 21, 2000 (the “6% Debentures”) and common stock purchase warrants exercisable to purchase 100,000 shares of Common Stock at $4.50 per share until July 21, 2001. The proceeds to us from the offering were approximately $1.8 million. See also the Note to the Financial Statements entitled “Borrowings-6% Convertible Subordinated Debentures.”

On May 6, 1999, we raised gross proceeds of $1.5 million and issued 6% Cumulative Convertible Redeemable Preferred Stock (Series B Preferred Stock) for $1.00 per share. Series B holders had the right to convert the Series B Preferred Stock into shares of our Common Stock at 80% of the then current market price. Concurrent with this transaction, the holders of our 6% Debentures agreed to convert all accrued interest and penalties into approximately 455,000 shares of Series B Preferred Stock. The value of the “in the money” conversion feature of $391,000 was recognized as a charge to retained earnings. The proceeds were used to pay finders fees of $180,000 plus estimated offering expenses of $41,000 (including approximately $26,000 for the investor’s legal fees), and professional services fees of $413,000 (including a substantial amount of fees that were past-due), with the estimated balance of $676,000 being used for working capital. See also the Note to the Financial Statements entitled “Series B Cumulative Convertible Redeemable Preferred Stock.”

In April 1999, we received $400,000 in return for a 10% promissory note from an investor that purchased Series B Preferred Stock. The note was repaid with the issuance of 408,000 shares of Series B Preferred Stock in May 1999. We also issued common stock purchase warrants exercisable to purchase 75,000 shares of common stock at $6.00 per share for five years from April 30, 1999 to the cash purchasers of the Series B Preferred Stock..

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

Other Borrowings and Financing Activities

Between October 1, 1998 and March 31, 1999, we borrowed $500,000 from the Chief Executive Officer and 50% owner of Cardservice International, Inc. (“CSI”) and $1,990,000 from Liviakis Financial Communications, Inc. (“LFC”). The loans bore interest at 8% per annum. In consideration for the loan from the CSI Chief Executive Officer, we also issued a Common Stock purchase warrant exercisable to purchase 25,000 shares of Common Stock at $3.038 per share through October 27, 2001. On March 19, 1999, holders of these 8% notes and we agreed to convert all $2.5 million of principal plus accrued interest to common stock at the rate of $.875 per share and 2,933,671 restricted shares were issued under this agreement. This rate was established at a 20% discount from the closing price of the Common Stock as of March 18, 1999. The market price on the actual date of issuance of the shares of common stock (June 24, 1999) was $.60 per share and therefore the transaction resulted in an extraordinary gain of $807,000.

On March 12, 1999, we borrowed $250,000 from RBB Bank Aktiengesellschaft, which was the agent for the holders of certain shares of our Series A Preferred Stock and $1,000,000 of the 6% Debentures. As part of this agreement, we issued 50,000 shares of Common Stock to RBB Bank. We were unable to repay the loan by the required due date and RBB Bank agreed to forebear initiating an action against us to collect the amount due until the earlier of receipt by us of funding in the aggregate of at least $2.5 million, or December 1, 1999. See also “Item 12-Certain Relationships and Related Transactions -Transactions with RBB Bank Aktiengesellschaft.”

As of May 28, 1999, we entered into a software license agreement with Maverick International Processing Services which provides a perpetual license to software used for front-end authorization and capture services. We issued 425,000 shares of restricted common stock for this license and three months of service under a separate operating agreement.

In the first half of fiscal 2000, investors purchased approximately 557,500 shares of Common Stock plus warrants to purchase 111,515 shares of Common Stock for an aggregate purchase price of $1,380,000. The warrants have a term of five years and are exercisable at $6.00 per share.

In connection with the engagement of Commonwealth Associates, L.P. (“Commonwealth”), we entered into an agreement with ComVest Capital Management, LLC (“ComVest”), an affiliate of Commonwealth, pursuant to which ComVest initially lent us $1,000,000 and Dean M. Leavitt, our Chairman and Chief Executive Officer lent us $100,000 (the “Bridge Financing”). ComVest and Mr. Leavitt subsequently lent us an additional $250,000 and $25,000, respectively. The loans were collateralized by substantially all of our assets pursuant to general security agreements and bore interest at a rate of 8% per annum. The notes were due on the earlier of (x) the date a change of control (as defined in the note) occurs, (y) the date we concluded a debt or equity financing in which we received at least $5,000,000 of gross proceeds, or (z) December 30, 2000. The notes included certain negative covenants, including prohibitions on the payment of certain dividends, redemptions and asset sales and limitations on the incurrence of indebtedness, liens and the issuance, prior to June 30, 2000, of securities not specifically exempted. The lenders had the option to convert the outstanding principal amount of the notes into securities issued in connection with any private placement transaction on the same terms as investors in such placement. In addition, we agreed to appoint a designee of the bank affiliate lender to the Board and to have an observer present at all meetings of the Board. In addition to the Bridge Financing, we also borrowed $125,000 from ComVest and $75,000 from Mr. Leavitt (the “Additional Notes”). The Additional Notes were due on demand interest free. We repaid the full outstanding amount of the Bridge Financing and Additional Notes on March 18, 2000, from the $55.8 million private placement. The rights under the Bridge Financing expired on March 18, 2000, when the loans were repaid.

In connection with the Bridge Financing, we also issued ComVest and Mr. Leavitt warrants to purchase 3,409,091 shares and 340,909 shares, respectively, of Common Stock at an exercise price of $.04 per share. On March 10, 2000, Commonwealth and Mr. Leavitt exercised their warrants with respect to 1,980,000 shares and 198,000 shares, respectively. During fiscal year 2001, the remaining warrants were exercised by Commonwealth and Mr. Leavitt. ComVest and Mr. Leavitt have certain demand and “piggyback” registration rights, commencing in June 2000, as to the shares of Common Stock underlying the warrants.

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

The Series C Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends. The holders of Series C Preferred Stock are entitled to vote their shares of Series C Preferred Stock on an as converted basis with the holders of Common Stock as a single class on all matters submitted to a vote of the stockholders, except as otherwise required by applicable law and except that the holders of Series C Preferred Stock voting separately as a class have the right to elect two directors to the Board.

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

The warrants issued in connection with the Series C Private Placement (the “Unit Warrants”) are exercisable for a period of seven years for an aggregate number of shares of Common Stock equal to 25% of the number of shares into which the Series C Preferred Stock is convertible, at an exercise price equal to the then conversion price. The initial exercise price is $6.00 per share, subject to adjustment under the same circumstances as the Series C Preferred Stock. The Unit Warrants are callable for a nominal price at our option on 30 days’ notice to the holders of the Unit Warrants if (a) the average closing bid price of our Common Stock for 20 consecutive trading days exceeds 300% of the exercise price, as adjusted, (b) our Common Stock is trading on a national securities exchange or Nasdaq SmallCap or National Market Systems, and (c) a registration statement covering the shares issuable upon exercise of the Unit Warrants has been declared effective and the shares issuable upon exercise of the Unit Warrants are not otherwise subject to any lock-up restrictions.

The terms of the Series C Preferred Stock and the Unit Warrants may be amended, modified or waived by an agreement among us, Commonwealth and a committee to be designated by Commonwealth whose members hold in the aggregate not less than 20% of the outstanding Series C Preferred Stock and not less than 20% of the outstanding Unit Warrants.

We have file a registration statement with respect to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock and exercise of the Unit Warrants under the Securities Act during the month of December 2000. The investors also have certain “piggyback” registration rights with respect to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock and the exercise of the Unit Warrants.

Each investor who purchased Units in the Series C Private Placement agreed that it will not sell, transfer or otherwise dispose of any of the securities sold in the Series C Private Placement for one year from May 31, 2000. Thereafter, investors may not sell, transfer or dispose of more than 25% of such securities during each of the following four 90-day periods. The lock-up period may be extended by Commonwealth for up to an additional six months from the closing of any public offering that is consummated prior to the end of the initial lock-up period, in which event there shall be no further lock-up at the end of such period. Our officers, directors and certain other existing stockholders agreed to substantially these same lock-up provisions.

Redemption of Series B Preferred Stock and 6% Debentures

We used an aggregate of $3,549,000 of the proceeds from the $55.8 million private placement to redeem all then outstanding shares of Series B Preferred Stock and 6% Debentures. As an additional inducement for such redemptions, we issued Common Stock purchase warrants to those holders, the specific terms of which are discussed herein.

RISK FACTORS

Investing in our stock is highly speculative and risky. You should be able to bear a complete loss of your investment. Before making an investment decision, you should carefully consider the following risk factors. In any event or circumstance described in the following risk factors actually occurs, it could materially adversely affect our business, operating results and financial condition. The risks and uncertainties described below are not the only ones which we face. There may be additional risks and uncertainties not presently known to us or that we currently believe are immaterial which could also have a negative impact on our business, operating results and financial condition.

We have never been profitable, and there is no assurance that we will generate significant revenues or profits in the future.

We have never been profitable and have incurred substantial losses since our inception. We had an accumulated deficit of approximately $108.5 million at June 30, 2001, and had a loss of $19.2 million for the year ended June 30, 2001. Our SYNAPSE system is relatively new and there is no history upon which to base a judgment of its prospects. There is no assurance we will generate significant revenues from SYNAPSE or otherwise or that we will ever become profitable. There can be no assurance that SYNAPSE will gain market acceptance.

The success of our business plan is uncertain.

The success of our new business plan, which is to concentrate on trying to develop a recurring revenue stream from customers’ use of our neutral gateway, is dependent on our platforms being utilized by merchant acquirers, processors and independent sales organizations in sufficient quantities to generate profits. To date, the revenues generated from our products and services have been nominal. The failure to successfully implement our new business plan would have a material adverse effect on our business, operating results and financial condition.

Approximately 67% of our revenue for fiscal 2001 was generated from five customers and, accordingly, the loss of such customers could adversely affect our revenues.

For the fiscal year ended June 30, 2001, Cardservice International, Inc., Merchant Link, Inc., Paymentech and First Bank of Tennessee accounted for approximately 66% of our revenue. Although we are seeking to broaden our client base, no assurance can be made that our efforts will be successful or that these current clients will not account for a large concentration of our revenues. If any one customer accounts for a significant portion of our revenues, the loss of such customer could adversely affect our business, operating results and financial condition.

There is no assurance that the market will accept our system.

We plan to generate our revenue from sales of services relating to wireless credit card and other transactions. The market for providing this service is in the early stages of development and it is difficult to predict the rate at which this market will grow, if at all. Future competitors are likely to introduce services that compete with the services offered by us. Demand for these services could be affected by numerous factors outside of our control, including, among others, market acceptance by prospective customers, the introduction of new or superior competing technologies or services that are available on more favorable pricing terms than those being offered by us, and the general condition of the economy. Any market acceptance for our services may not develop in a timely manner or may not be sustainable. Our success will likely depend on our ability to sell our services to merchant acquirers and independent sales organizations, as well as an increase in the availability of terminals that interface with our platforms. New or increased competition may result in market saturation, more competitive pricing, or lower margins. Our business, operating results and financial condition would be materially and adversely affected if the market for our services fails to grow, grows more slowly than anticipated, or becomes more competitive or if our products and services are not accepted by targeted customers even if a substantial market develops.

Component shortages could curtail production.

From time to time, supply for key components in products lags behind worldwide demand. In the event that supply of a key material component is delayed or curtailed, our ability to ship the related product in desired quantities and in a timely manner could be adversely affected. Our attempts to mitigate the risks of component shortages by working closely with key suppliers on product plans, coordinated product introductions, purchases on the spot market and selected strategic purchases.

We may not be able to protect our proprietary technology, which could enable others to more easily compete with us.

Our performance and ability to compete are dependent to a significant degree on our proprietary technology. We rely on our patents, copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have been granted two design patents, have filed an application to patent the SYNAPSE process and expect to file additional patents as we determine appropriate. There can be no assurance that a patent will be issued from the patent application filed by us or that patents will be issued from any patent applications filed by us or our licensors in the future or that the scope of any claims granted in any patent will provide meaningful proprietary protection or a competitive advantage to us. There can be no assurance that the validity or enforceability of patents issued or licensed to us will not be challenged by others or, if challenged, will be upheld by a court. In addition, there can be no assurance that competitors will not be able to circumvent any patents issued or licensed to us. We have been granted the service mark “U.S. Wireless Data” and have filed for the service mark “SYNAPSE”, “Wireless Made Easy”, “Wireless Express Payment Service”, “WEPS”, “Powered by WEPS”, “e-Processing” “e-Processing for the new millennium” in the United States. There can be no assurance that we will be able to secure significant protection for these marks. Our inability to protect our proprietary rights adequately would have a material adverse effect on our business.

We generally have entered into agreements containing confidentiality and non-disclosure provisions with our employees and consultants and limit access to and distribution of our documentation and other proprietary information. There can be no assurance that the steps taken by us will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable.

Notwithstanding the precautions we have taken, it might be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Policing unauthorized use of our technology is difficult. The laws of other countries may afford us little or no effective protection of our intellectual property. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available. In the future, we may also need to file lawsuits to enforce our intellectual property rights, protect our trade secrets, and determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business operating results and financial condition.

Our acquisition of Cellgate could require additional consideration payments.

Although we completed the acquisition of substantially all of the assets of Cellgate in November 2000, we may be required to pay additional consideration to Cellgate. Under certain circumstances, we may be required to pay additional cash consideration to Cellgate based upon the closing price of the Common Stock at certain dates. The amount of additional consideration could be material and have an adverse effect on our operating results and financial condition.

Our acquisition of NXT Corporation could require additional consideration payments.

Although we completed the acquisition of substantially all of the assets of NXT Corporation in December 2000, we may be required to pay additional consideration to NXT Corporation. Under certain circumstances, we may be required to pay additional cash consideration to NXT Corporation based upon the closing price of the Common Stock at certain dates. The amount of additional consideration could be material and have an adverse effect on our operating results and financial condition.

Cellgate could lose its rights to its exclusive, except as to AT&T Wireless and its affiliates, license with AT&T Wireless.

Cellgate’s rights to a technology that make the conversion from landline to wireless transactions possible for traditional dial-up point of sale terminals and other dial-up devices are dependent upon an exclusive, except as to AT&T Wireless and its affiliates, license agreement with AT&T Wireless. Under certain circumstances the license agreement may be terminated and Cellgate would no longer have access to this technology. Additionally, there can be no guarantees that AT&T Wireless or its affiliates will not enter into competition with Cellgate for the application of this technology, and should such competition arise, it could have an adverse effect on our operating results and financial condition.

Unanticipated delays in product schedules could affect product demand.

The process of developing new high-technology products and services is complex and often uncertain. Successful product transitions and deployment of new products requires accurate predictions of the product development schedule as well as volumes, product mix, customer demand and configuration. We may also anticipate demand and perceived market acceptance that differs from the product’s realizable customer demand and revenue stream. Further, in the face of intense competition in the industry, any delay in a new product rollout could decrease any advantage we may have to be the first to market. A failure on the part of us to carry out a product rollout in the time frame anticipated and in the quantities appropriately matching current customer demand could directly affect the future demand for the product and the profitability of our operations.

We may be sued by third parties for infringement of their intellectual property rights and incur costs of defense and possibly royalties or lose the right to use technology important to providing our services.

The telecommunications, hardware and software industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of participants in our market increases, the possibility of an intellectual property claim against us could increase. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, could require us to enter into costly royalty arrangements, could divert management attention from administering our business and could preclude us from conducting our business.

Our services rely on an emerging infrastructure that could encounter capacity constraints or system failures which could adversely affect our reputation and market acceptance of our product.

We utilize a variety of technologies, infrastructures and products in providing our products and services, including wireless networks, dedicated lines, web servers, Internet information servers, local area networks, data storage devices and proprietary applications. If these systems experience difficulties, capacity constraints or service interruptions, it could have a detrimental impact on our business, operating results and financial condition.

The satisfactory performance, reliability and availability of our network infrastructure are critical to our reputation and our ability to attract and retain customers and maintain adequate customer service levels.

Any system interruptions or quality defects would reduce the quantity and/or quality of services rendered and the attractiveness of our product offerings and would have a material adverse effect on our reputation, business, operating results and financial condition.

We are dependent on outside parties for our communications infrastructure.

Our ability to retain and attract merchant acquiring banks, independent sales organizations and card processors to our products and services is dependent upon, among other things, the performance of cellular, digital wireless and landline communication networks and credit card processing networks used by us. Any system or network failure that causes interruption or slower response time of our services could result in reduced usage and could reduce the attractiveness of our offerings to consumers.

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

If we are able to penetrate the market with our products and services, our future success will depend upon our ability to keep pace with technological developments and respond to evolving merchant demands. Failure to anticipate or respond adequately to technological developments or significant delays in product development could damage our potential position in the marketplace and could result in less revenue or an inability to generate profits. With our current financial and technical resources, we may not be able to develop or market new services or enhancements to our existing service offerings. It is possible that we could experience significant delays in these endeavors. Any failure to successfully develop and market services and service enhancements could have a material adverse effect on our business, operating results and financial condition.

We face potential competition and pricing pressures from larger, well financed and recognized companies and we may not be able to compete successfully if such potential competitors enter the market.

The market for our products and services is highly competitive, including pressure to maintain competitive pricing structures for credit card processing services. We have identified potential competitors that may be logical candidates to develop similar products and services, although at the present time, we are aware of no other applications currently available that are designed specifically for wireless transaction processing utilizing Internet-based tools. However, barriers to entry in our business are relatively insubstantial and companies with substantially greater financial, technical, marketing, manufacturing and human resources, as well as those with far greater name recognition than us, may attempt to enter the market. We believe that our ability to compete depends on brand recognition, price, distribution channels and quality of service. There can be no assurance that we will be able to compete successfully in the market.

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

In addition to managing our company-wide growth, we must continue to develop and expand our systems and operations to accommodate expected growth in the use of our products and services. Due to the limited deployment of our some of our services to date, the ability of our systems and operations to connect and manage a substantially larger number of customers while maintaining superior performance is unknown. Any failure on our part to develop and maintain our wireless transaction service as we experience rapid growth could significantly reduce demand for our services and materially adversely affect our revenue.

Our use of wireless, wireline and internet technologies could pose security issues regarding data transmission and reporting.

Utilization of our products and services involves the transmission of payment transactions via a wireless or wired networks and our servers from the merchant’s device to the payment processor and back. All data is transmitted in an encrypted format through secure channels. The reporting and utility functions accessible via the Internet are designed with a variety of security precautions, and the end-user’s card number is not contained in the database accessible via the Internet. However, a significant barrier to the growth of wireless data services or transactions on the Internet or by other electronic means has been the need for secure transmission of confidential information. Our systems could be disrupted by unauthorized access, computer viruses and other accidental or intentional actions. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. If a third party were able to misappropriate our users’ personal or proprietary information or credit card information, we could be subject to claims, litigation or other potential liabilities that could materially adversely impact our revenue and may result in the loss of customers.

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

We are currently in the payment transaction services industry, and accordingly, there is no diverse portfolio of products on which to rely if our systems fail. If our systems fail, we would fail unless we develop new products and a new business plan.

Our business is dependent on our relationship with wireless and wireline carriers.

A significant aspect of our strategy is to be able to market our products and services as working with all major wireless protocols. Our business depends, in part, on our ability to purchase sufficient capacity from the wireless and wireline carriers and the security and reliability of their systems. If our current arrangements with wireless and wireline carriers are terminated, if we are unable to enter into arrangements with any new carriers or if the terms of our arrangements are altered or prices are increased, it may have a material adverse effect on our business.

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

Acquisitions and strategic alliances may have a significant impact on our business, financial condition and results of operations. The value of acquisitions may be less than the amount we pay for them if there is:

°	A decline of their position in the respective markets, or
°	A decline in general of the markets they serve.

The expenses associated with these transactions may be greater and their revenue may be smaller than expected if:

°	We fail to assimilate any acquired assets with our pre-existing business;
°	We lose key employees of these companies or ours as a result of acquisitions;
°	Our management’s attention is diverted by other business concerns; or
°	We assume unanticipated liabilities related to any acquired assets.

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

We have a 41% stockholder who is able to exercise substantial influence over us.

We are effectively controlled by ComVest Capital Management LLC (“ComVest”), which beneficially owns, as of June 30, 2001, approximately 41% of our Common Stock. Such ownership interest gives ComVest substantial influence over the outcome of all matters submitted to our stockholders, including the election of directors. Pursuant to an agreement, Commonwealth Associates, an affiliate of ComVest, has the right to designate two directors.

The market for our stock could suffer because there may be too many available shares.

We have approximately 11,478,419 total shares of Common Stock outstanding as of June 30, 2001. Of that number, approximately 7,140,917 shares are in the public float. We have a substantial number of additional shares of Common Stock that are either presently outstanding or issuable upon conversion or exercise of other securities that were issued as “restricted securities” and are either presently saleable under SEC Rule 144 or which will become eligible for sale under SEC Rule 144 over the next several months to one year. In addition, before the end of calendar 2000 we were obligated to register the sale of a total of 21,121,577 shares of Common Stock underlying Series C Preferred Stock, options and warrants. In December 2000, we filed a registration statement to register such shares. Subsequent to filing, the registration statement was withdrawn and we anticipate filing a new registration statement for the resale of approximately 33,500,000 shares by the end of calendar year 2001. Although the sale of certain of these shares is subject to lock-ups, large numbers of securities may be sold pursuant to these registrations and adversely affect the market for our Common Stock.

Anti-takeover provisions.

Our Articles of Incorporation authorize the issuance of up to 25,000,000 shares of preferred stock. Our Board is empowered, without stockholder approval, to issue a new series of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock. Such authority, together with certain provisions of Delaware law and of our Articles of Incorporation and bylaws, may have the effect of delaying, deterring or preventing a change in control of us, may discourage bids for the Common Stock at a premium over the market price and may adversely affect the market price, and the voting and other rights of the holders, of the Common Stock. Although we have no present intention to issue any additional shares of our preferred stock or Common Stock, there can be no assurance that we will not do so in the future. Under the Delaware Business Corporation Act, the Board of Directors of a Delaware corporation may issue rights, options, warrants or other convertible securities (hereinafter “rights”) entitling the holders of the rights to purchase, receive or acquire shares or fractions of shares of the corporation or assets or debts or other obligations of the corporation, upon such terms as are determined by the Board. The Board is free, subject to its fiduciary duties to stockholders, to structure the issuance or exercise of the rights in a manner which may exclude “significant stockholders,” as defined, from being entitled to receive such rights or to exercise such rights or in a way which may effectively prevent a takeover of the corporation by persons deemed hostile to management. Nothing presently contained in our Articles of Incorporation prohibits the Board from using these types of rights in this manner.

We have never paid Common Stock dividends and are unlikely to do so for the foreseeable future.

We have never paid cash or other dividends on our Common Stock. It is our intention to retain any earnings to finance the operation and expansion of our business, and therefore, we do not expect to pay any cash dividends in the foreseeable future.

Volatility of Common Stock.

The Common Stock is traded on the OTCBB under the symbol “USWE.” The trading volume of the Common Stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the fiscal year ended June 30, 2001, the Common Stock has traded at prices ranging from $1.01 to $9.75. As a result of the limited and sporadic trading activity, the quoted price for the Common Stock on the OTCBB is not necessarily a reliable indicator of its fair market value.

ITEM 7. Financial Statements

        Independent Auditors' Report ...................................... 33
        Balance sheets as of June 30, 2001 and 2000 ....................... 34
        Statement of Operations for the year
            ended June 30, 2001 and 2000 .................................. 35
        Statement of Changes in Stockholders' Equity (Deficit)
            for the fiscal year ended June 30, 2001 and 2000 .............. 36
        Statements of Cash Flows for the fiscal year ended
            June 30, 2001 and 2000 ........................................ 37
        Notes to Financial Statements ..................................... 38-68

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors andStockholders
of U.S. Wireless Data, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Wireless Data, Inc. as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Wireless Data, Inc. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ M.R.Weiser & Co. LLP

New York, New York
August 24, 2001

U.S. WIRELESS DATA, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,
                                                                              --------------------
                                                                              2001            2000
ASSETS                                                                        ----            ----
Current assets:
     Cash and cash equivalents ......................................   $  18,205,000    $  39,231,000
     Accounts receivable, net of allowance for
        doubtful accounts of $55,000 and $75,000
        at June 30, 2001 and 2000, respectively .....................       1,515,000          126,000
     Inventory, net .................................................       3,923,000           45,000
     Notes receivable ...............................................          87,000           79,000
     Other current assets ...........................................         472,000          150,000
                                                                        -------------    -------------
                Total current assets ................................      24,202,000       39,631,000

Property and equipment, net .........................................       2,818,000        1,055,000
Segregated cash .....................................................         769,000          459,000
Intangible assets, net ..............................................      15,739,000             --
Other assets ........................................................          93,000          111,000
                                                                        -------------    -------------

                Total assets ........................................   $  43,621,000    $  41,256,000
                                                                        =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...............................................   $   2,258,000    $   1,014,000
     Accrued restructuring expense ..................................       2,400,000             --
     Accrued liabilities ............................................       1,538,000          498,000
     Other current liabilities ......................................         261,000             --
     Obligation under capital lease, current portion ................         793,000             --
                                                                        -------------    -------------
                Total current liabilities ...........................       7,250,000        1,512,000

Deferred rent expense ...............................................         275,000           52,000
Other liabilities, less current portion .............................         109,000             --
Obligation under capital lease, less current portion ................       1,074,000             --
                                                                        -------------    -------------
                Total liabilities ...................................       8,708,000        1,564,000
                                                                        -------------    -------------
Commitments and contingencies
Contingent consideration for acquisitions
  (Note 20 and Note 6) ..............................................       3,012,000             --
                                                                        -------------    -------------
Stockholders' equity:
Preferred stock, 25,000,000 shares authorized at June 30, 2001,
     15,000,000 shares authorized at June 30, 2000
        Series C convertible, $.01 par value at June 30, 2001, no par value, $.01 stated value at June 30, 2000, liquidation value
        $10.00 per share, aggregating $55,145,000 and $55,866,000
        at June 30, 2001 and 2000, respectively.  8,450,000 shares authorized shares, 5,514,475 and 5,586,600 issued and
        outstanding at June 30, 2001 and 2000, respectively .........          55,000           56,000
Common stock, 200,000,000 shares authorized at
       June 30, 2001,at $.01 par value; 40,000,000 shares
       Authorized at June 30, 2000, no par value, $1.00 stated value;
       11,478,419 and 8,099,000 shares issued and outstanding at
       June 30, 2001 and June 30, 2000, respectively ................         115,000        8,099,000
Contingent consideration (Note 20) ..................................       5,845,000             --
Additional paid-in capital ..........................................     137,028,000      124,902,000
Unearned compensation ...............................................      (2,639,000)      (4,119,000)
Accumulated deficit .................................................    (108,503,000)     (89,246,000)
                                                                        -------------    -------------
                Total stockholders' equity ..........................      31,901,000       39,692,000
                                                                        -------------    -------------

Total liabilities and stockholders' equity ..........................   $  43,621,000    $  41,256,000
                                                                        =============    =============

Accompanying notes are an integral part of the financial statements
The above statement gives retroactive effect to a 1 for 4 reverse stock split that was effectuated on October 18, 2000.

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the years ended June 30,
                                                          2001           2000
                                                          ----           ----
Net revenues
Service Revenue
      Activation fees ............................   $    142,000    $    106,000
      Monthly fees ...............................      1,079,000         197,000
      Transaction fees ...........................      2,581,000          23,000
                                                     ------------    ------------
Total service fees ...............................      3,802,000         326,000
      Product sales ..............................        330,000         271,000
                                                     ------------    ------------
Total revenue ....................................      4,132,000         597,000
                                                     ------------    ------------
Cost of revenues
      Services ...................................      2,717,000         270,000
      Product sales ..............................        280,000         241,000
      Inventory adjustment .......................        (70,000)        385,000
                                                     ------------    ------------
Total cost of revenue ............................      2,927,000         896,000
                                                     ------------    ------------
Gross profit (loss) ..............................      1,205,000        (299,000)
                                                     ------------    ------------
Operating expenses
Selling, general and administrative (exclusive of
 noncash compensation) ...........................     13,225,000       6,222,000
Noncash compensation .............................      1,480,000         381,000
                                                     ------------    ------------
Total selling, general and administrative ........     14,705,000       6,603,000

Depreciation and amortization ....................      2,214,000         223,000
Research and development .........................      2,838,000       1,330,000
Restructuring expense ............................      2,400,000            --
                                                     ------------    ------------
Total operating expense ..........................     22,157,000       8,156,000
                                                     ------------    ------------

Loss from operations .............................    (20,952,000)     (8,455,000)

Interest income ..................................      1,801,000         644,000
Interest expense .................................       (247,000)     (1,394,000)
Interest credit ..................................           --           597,000
Other income (expense), net ......................        141,000          84,000
                                                     ------------    ------------
Net loss .........................................    (19,257,000)     (8,524,000)
Preferred stock dividend (including
 beneficial conversion
      feature of approximately $44,114,000 for the
      year ended June 30, 2000) ..................           --       (45,746,000)
                                                     ------------    ------------
Net loss available to common stockholders' .......   $(19,257,000)   $(54,270,000)
                                                     ============    ============

Basic and diluted net loss per share (after
 provision for Preferred stock dividend) .........   $      (1.88)   $      (9.05)
                                                     ============    ============

Weighted average common shares outstanding
  basic and diluted ..............................     10,254,000       5,994,000
                                                     ============    ============

Accompanying notes are an integral part of the financial statements
The above statement gives retroactive effect to a 1 for 4 reverse stock split that was effectuated on October 18, 2000.

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY
JUNE 30, 2001

                                                     Series A Preferred         Series C Preferred
                                                           Stock                      Stock                          Common Stock
                                                     Shares      Amount         Shares         Amount             Shares       Amount
                                                   ---------   ----------       ------         ------             ------       ------

Balance at June 30, 1999 ........................    752,000   $752,000            --               --         4,453,469     $  4,453,469

Issuance of Series C preferred stock ............       --         --         5,586,600           56,000             --              --
Series C preferred stock offering costs .........       --         --              --               --               --              --
Issuance of common stock to be distributed ......                  --              --               --             60,750          61,000
Sale and other issuances of common stock ........       --         --              --               --            668,345         668,000
Conversion of 6% debenture to common stock ......       --         --              --               --            179,505         180,000
Conversion of Series A preferred
   stock to common stock ........................   (752,000)  (752,000)           --               --            283,528         284,000
Series B Preferred stock dividends waived .......       --         --              --               --               --              --
Issuance of warrants to bridge note holders .....       --         --              --               --               --              --
Exercise of stock warrants and options ..........       --         --              --               --          2,277,140       2,277,000
Issuance of common stock and warrants
  for services ..................................       --         --              --               --            175,900         176,000
Non cash compensation ...........................       --         --              --               --               --              --
Issuance of warrants to induce redemption
 of Series B preferred stock (deemed dividends)..       --         --              --               --               --              --
Series C preferred stock "in the money
  conversion feature" ...........................       --         --              --               --               --              --
Accretion of Series B preferred stock ...........       --         --              --               --               --              --
Series B preferred stock dividend
  declared ($.045 per share) ....................                  --              --               --               --              --
Adjustment to reflect par value change ..........       --         --              --               --               --              --
Net loss ........................................       --         --              --               --               --              --
                                                    --------   --------   -------------    -------------    -------------   -------------
Balance at June 30, 2000 ........................       --         --         5,586,600           56,000        8,098,637       8,099,000

Exercise of stock warrants ......................                                  --               --          1,572,000          16,000
Non cash compensation ...........................                                  --               --               --              --
Issuance of common stock and contingent
  consideration to CellGate .....................                                  --               --            563,000           6,000
Issuance of common stock and contingent
 consideration to NXT shareholders' .............                                  --               --          1,125,000          11,000
Conversion of Preferred C stock .................                               (72,125)          (1,000)         119,782           1,000
Adjustment to reflect par and stated
  value change ..................................                                  --               --               --        (8,018,000)
Net Loss ........................................                                  --               --               --              --
                                                    --------   --------   -------------    -------------    -------------   -------------
Balance at June 30, 2001 ........................                             5,514,475    $      55,000      11,478,419     $    115,000
                                                    ========   ========   =============    =============    =============   =============

                                                       Additional                                                                            Total
                                                        Paid-in        Contingent Copnsideration         Unearned        Accumulated      Stockholders'
                                                        Capital        Shares             Amount       Compensation         Deficit        (Deficit)
                                                       ----------      ------             ------       ------------      -----------      -------------

Balance at June 30, 1999 ........................     $25,445,000        243,000          $ 243,000             --       $(35,067,000)     $(4,174,000)

Issuance of Series C preferred stock ............      55,810,000             --               --               --               --         55,866,000
Series C preferred stock offering costs .........      (6,767,000)            --               --               --               --         (6,767,000)
Issuance of common stock to be distributed ......         182,000       (243,000)          (243,000)            --               --               --
Sale and other issuances of common stock ........         712,000             --               --               --               --          1,380,000
Conversion of 6% debenture to common stock ......         849,000             --               --               --               --          1,029,000
Conversion of Series A preferred
   stock to common stock ........................         490,000             --               --               --            (22,000)            --
Series B Preferred stock dividends waived .......            --               --               --               --             91,000           91,000
Issuance of warrants to bridge note holders .....         451,000             --               --               --               --            451,000
Exercise of stock warrants and options ..........      (2,029,000)            --               --               --               --            248,000
Issuance of common stock and warrants
  for services ..................................       5,017,000             --               --         (4,500,000)            --            693,000
Non cash compensation ...........................            --               --               --            381,000             --            381,000
Issuance of warrants to induce redemption
 of Series B preferred stock (deemed dividends)..         628,000             --               --               --           (628,000)            --
Series C preferred stock "in the money
  conversion feature" ...........................      44,114,000             --               --               --        (44,114,000)            --
Accretion of Series B preferred stock ...........            --               --               --               --           (898,000)        (898,000)
Series B preferred stock dividend
  declared ($.045 per share) ....................            --               --               --               --            (84,000)         (84,000)
Adjustment to reflect par value change ..........            --               --               --               --               --               --
Net loss ........................................            --               --               --               --         (8,524,000)      (8,524,000)
                                                    -------------    -------------    -------------    -------------    -------------    -------------
Balance at June 30, 2000 ........................     124,902,000             --               --         (4,119,000)     (89,246,000)      39,692,000

Exercise of stock warrants ......................          47,000             --               --               --               --             63,000
Non cash compensation ...........................            --               --               --          1,480,000             --          1,480,000
Issuance of common stock and contingent
  consideration to CellGate .....................       1,963,000          468,000        1,642,000             --               --          3,611,000
Issuance of common stock and contingent
 consideration to NXT shareholders' .............       2,098,000        2,242,000        4,203,000             --               --          6,312,000
Conversion of Preferred C stock .................            --               --               --               --               --               --
Adjustment to reflect par and stated
  value change ..................................       8,018,000             --               --               --               --               --
Net Loss ........................................            --               --               --               --        (19,257,000)     (19,257,000)
                                                    -------------    -------------    -------------    -------------    -------------    -------------
Balance at June 30, 2001 ........................     137,028,000    $   2,710,000    $   5,845,000       (2,639,000)   $(108,503,000)     $31,901,000
                                                    =============    =============    =============    =============    =============    =============

Accompanying notes are an integral part of the financial statements
The above statement gives retroactive effect to a 1 for 4 reverse stock split that was effectuated on October 18, 2000.

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the years ended June 30,
                                                                            ----------------------------
                                                                               2001            2000
                                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................................   $(19,257,000)   $ (8,524,000)
Adjustments to reconcile net loss to net cash used in
    operating activities:
         Depreciation and amortization ................................      2,214,000         223,000
         Bad debt expense .............................................         40,000          49,000
         Deferred rent ................................................        129,000
         Non-cash consulting services and other .......................      1,480,000       1,073,000
         Loss on asset disposal .......................................          5,000
         (Gain) loss on sale of property and equipment ................         (1,000)         40,000
         Gain on sale of merchant portfolio ...........................           --          (124,000)
         Inventory adjustment .........................................        (70,000)        385,000
         Non-cash interest expense ....................................           --           451,000
         Changes in current assets and liabilities:
               Accounts receivable ....................................       (990,000)          3,000
               Inventory ..............................................     (1,304,000)       (215,000)
               Notes receivable .......................................         (7,000)        (79,000)
               Escrow for professional fees ...........................           --           112,000
               Other current assets ...................................         (6,000)       (136,000)
               Other assets ...........................................        (51,000)        (97,000)
               Accounts payable .......................................     (1,262,000)       (184,000)
               Accrued liabilities ....................................       (137,000)        237,000
               Accrued restructuring expense ..........................      2,400,000            --
               Other current liabilities ..............................        245,000            --
                                                                          ------------    ------------
                    Net cash used in operating activities .............    (16,572,000)     (6,786,000)
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment ...........................     (2,176,000)       (871,000)
         Segregated cash ..............................................       (135,000)       (459,000)
         Net payment for purchase acquisition, net of cash acquired ...     (1,165,000)           --
         Increase in deposits .........................................        109,000            --
         Proceeds from sale of merchant portfolio .....................           --           450,000
         Proceeds from sales of equipment .............................          2,000          41,000
                                                                          ------------    ------------
                    Net cash used in investing activities .............     (3,365,000)       (839,000)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock .......................           --           930,000
         Principal payment on borrowings ..............................           --        (1,872,000)
         Net proceeds from issuance of debt ...........................           --         1,575,000
         Proceeds from exercise of warrants and options ...............         62,000         248,000
         Proceeds from issuance of Series C preferred stock ...........           --        55,866,000
         Payments of offering costs for Series C preferred stock ......           --        (6,767,000)
         Redemption of Series B preferred stock .......................           --        (2,549,000)
         Redemption of convertible debenture ..........................           --        (1,000,000)
         Payments of obligations under capital lease ..................       (461,000)           --
         Payment of notes payable .....................................       (690,000)           --
                                                                          ------------    ------------
                    Net cash (used in) provided by financing activities     (1,089,000)     46,431,000
                                                                          ------------    ------------

Net (decrease) increase in cash .......................................    (21,026,000)     38,806,000
Cash and cash equivalents, beginning of year ..........................     39,231,000         425,000
                                                                          ------------    ------------
Cash and cash equivalents, end of year ................................   $ 18,205,000    $ 39,231,000
                                                                          ============    ============

Accompanying notes are an integral part of the financial statements
The above statement gives retroactive effect to a 1 for 4 reverse stock split that was effectuated on October 18, 2000.

U.S. WIRELESS DATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The common stock and per share prices in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the 1 for 4 reverse stock split that was effectuated on October 18, 2000.

During the fiscal year ended June 30, 2001, the Company changed its common stock from $1.00 stated value to $0.01 par value.

Note 2 – BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary NXT Corporation (“NXT”). All intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - THE COMPANY

The Company was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. NXT is located in Maryland, our Wireless Research and Development Center and primary Synapse production host is located in Colorado and our Corporate Headquarters is located in New York City, NY. The Company provides credit card processors, merchant acquirers, banks, and their respective sales organizations with turnkey wireless and other IP-based transaction management services. The Company also provides those entities with proprietary wireless enabling products designed to displace conventional telephone lines.

On October 6, 2000, the Company reincorporated in the state of Delaware. Authorized capital was increased to 225,000,000 shares, 200,000,000 of which were $.01 par value common stock and 25,000,000 of which were $.01 par value preferred stock.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Condition and Liquidity

At June 30, 2001, the Company has incurred recurring losses from operations and has an accumulated deficit of approximately $108.6 million. The Company expects expenses to continue to exceed revenues through mid fiscal year 2002.

At June 30, 2001, the Company’s cash position of approximately $18 million provides the Company, in management’s opinion, with the financial resources to pursue its business plan and fund anticipated deficits, for the next eighteen (18) months.

Cash and Cash Equivalents

Investments in money market funds and highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company maintains substantially all of its cash balances with a major financial institution, which is insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to approximately $18,874,000 at June 30, 2001.

Inventory

Inventory is stated at the lower of cost or market, cost being determined by the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost. Equipment and furniture are depreciated on a straight-line basis over their estimated useful lives (generally three to seven years). Leasehold improvements are amortized on a straight-line basis over the term of the lease, or the estimated useful lives, whichever is shorter. Maintenance and repairs are charged to operations as incurred.

Intangibles and Recovery of Long-Lived Assets

Cost in excess of the fair value of tangible and identifiable intangible net assets acquired is amortized on a straight-line basis over four to ten years. Identifiable intangible net assets consist of completed technology, assembled workforce, trademarks, and acquired customers.

In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”), the Company’s policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company recognizes an impairment when the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. The measurement of the impairment losses to be recognized is based upon the difference between the fair value and the carrying amount of the assets. No impairment loss has been recognized through June 30, 2000 and June 30, 2001.

Revenue Recognition and Customers Concentration

The Company derives revenue from two primary sources: service fees and equipment sales. Service fees consist of: a) one-time, non-refundable service activation fees; b) wireless and landline transaction fees; c) monthly minimum subscription fees and d) software development fees. Equipment sales are derived from the sale of USWD’s proprietary Synapse Adapter and Synapse Enabler line displacement wireless devices.

Revenue Recognition

In the normal course of business the Company generates revenue through the sale of equipment and services. Revenue is recognized when earned. More specifically revenue related to the Company’s sales of its products and services are as follows:

Equipment

Revenues from the sale of equipment of customer installable and merchant channels type products are recognized upon shipment. Revenues from equipment under rental agreements and similar arrangements are accounted for by the operating lease method and are recognized over the rental term.

Services

Service revenues are derived primarily from activation fees, transaction fees and subscription fees for our equipment or other equipment manufacturers sold to customers and are recognized as services are provided.

Software development

Software development revenue is derived from the development of customized software and is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is determinable and collectibility is probable.

On June 30, 2001, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. Effective January 1, 2001, activation revenue is recognized ratably over the estimated average life of a customer contract. Prior to the adoption of SAB 101, the Company recognized activation revenue as services were performed. As required by generally accepted accounting principles, the Company has reflected the effects of the change in accounting principle as if such change had been adopted as of January 1, 2001, which is included in the results of operations for the year ended June 30, 2001. The change in accounting principle resulted in a decrease in revenue and gross profit for the year ended June 30, 2001 of approximately $66,000 and $33,000, respectively.

Customer Concentration

During fiscal 2001 and 2000, Merchant-Link accounted for approximately 34% and 0% of revenues, Cardservice International, Inc. 11% and 52%, First Tennessee Bank for 10 % and 0%, Paymentech for 9% and 0% and Chase Merchant Services for 3% and 0%, respectively. (Refer to Note 27, Related Party Transactions.) At June 30, 2001, two customers accounted for approximately 49% of the accounts receivable balance: Merchant-Link for 38% and First Tennessee Bank for 11%. At June 30, 2000, two customers accounted for approximately 60% of the balance: Cardservice International for 39% and Delta Card Services for 21%.

Cost of Revenues

Cost of sales consist primarily of the cost for the initial setup and ongoing communications costs associated with terminals connected through Synapse, costs related to sales of Synapse Adaptor and Synapse Enablers, and cost of wireless and non-wireless carriers.

Research and Development Costs

Research and development costs are expensed as incurred. During the fourth quarter of 2001, the Company changed the methodology for recording research and development expense. Previously, the Company had been recording research and development expense based upon a percentage allocation of certain departments. During the fourth quarter of fiscal 2001, the Company determined a more accurate method of recording research and development expense based upon certain departments as a whole. The costs were originally reported in selling, general and administrative expense, and have been reclassed to research and development expense. The following table depicts the differences in the methodologies:

                         1st Quarter    2nd Quarter     3rd Quarter     4th Quarter
As originally reported     350,000        447,000         570,000
New method                 394,000        564,000         935,000         945,000

Advertising and Promotion

Costs of advertising are expensed as incurred. Advertising and promotion expense for the years ended June 30, 2001 and 2000 amounted to approximately $703,000 and $229,000, respectively.

Income Taxes

The Company accounts for income taxes under the liability method, which requires recognition of deferred taxes and liabilities for the income tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts.

Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and complies with disclosure provisions of SFAS No. 123, “Accounting for Stock Based Compensation.” It is the Company’s policy to recognize compensation expense on a straight-line basis over the vesting period.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments including accounts receivable, accounts payable, notes receivable, accrued liabilities and other liabilities approximate their fair values due to their relatively short maturities. The fair values of capitalized lease obligations approximate carrying value based on their effective interest rates compared to current market rates.

Accounting for Derivatives and Financial Instruments

SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS 137, Deferral of the Effective Date of SFAS 133, which amends SFAS 133, by deferring the effective date to fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 for fiscal year ended June 30, 2001. The adoption of SFAS 133 did not have an impact on the Company’s reported results of operations, financial position or cash flows.

Internally Developed Software

Certain costs of developing or obtaining software for internal use are required to be capitalized beginning in fiscal 2000. No such costs were incurred during the years ended June 30, 2001 and 2000.

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

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company has not determined the impact, if any, that this statement will have on its financial statements.

In July 2001 the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations” which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently reviewing the impact of SFAS 143 on the Company.

NOTE 5 - BRIDGE FINANCING

On December 23, 1999, the Company entered into an agreement with Commonwealth Associates, L.P. (“Commonwealth”) in connection with the private placement (the “Private Placement”) of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”).

In connection with the engagement of Commonwealth, the Company entered into an agreement with ComVest Capital Management, LLC (“ComVest”), an affiliate of Commonwealth, pursuant to which ComVest initially lent the Company $1,000,000 and Dean M. Leavitt, the Company’s Chairman and Chief Executive Officer lent the Company $100,000 (the “Bridge Financing”). ComVest and Mr. Leavitt subsequently lent the Company an additional $250,000 and $25,000, respectively. The loans were collateralized by substantially all of the Company’s assets pursuant to general security agreements and bore interest at a rate of 8% per annum. The notes were due on the earlier of (a) the date a change of control (as defined in the note) occurs, (b) the date the Company concludes a debt or equity financing in which the Company receives at least $5,000,000 of gross proceeds or (c) December 30, 2000. The notes included certain negative covenants, including prohibitions on the payment of certain dividends, redemptions and asset sales and limitations on the incurrence of indebtedness, liens and the issuance, prior to March 31, 2000, of securities not specifically exempted. The lenders had the option to convert the outstanding principal amount of the notes into securities issued in connection with any private placement transaction on the same terms as investors in such placement. In addition, the Company agreed to appoint a designee of the bank affiliate lender to the Board and to have an observer present at all meetings of the Board. In addition to the Bridge Financing, the Company also borrowed $125,000 from ComVest and $75,000 from Mr. Leavitt (the “Additional Notes”). The Additional Notes were due on demand and interest free. The Company repaid the full outstanding amount of the Bridge Financing and Additional Notes on March 17, 2000 from the Private Placement described below. The rights under the Bridge Financing expired on March 17, 2000, when the loans were repaid.

In connection with the Bridge Financing, the Company also issued ComVest and Mr. Leavitt warrants to purchase 3,409,091 shares and 340,909 shares, respectively, of Common Stock at an exercise price of $.04 per share. These warrants are fully exercisable at any time, subject to certain conditions, including the availability of a sufficient number of shares of Common Stock for issuance upon exercise thereof. On March 10, 2000, Commonwealth and Mr. Leavitt exercised their warrants with respect to 1,980,000 shares and 198,000 shares, respectively. During fiscal year 2001, Commonwealth and Mr. Leavitt exercised the remaining warrants. ComVest and Mr. Leavitt have certain demand and “piggyback” registration rights, commencing in June 2000, as to the shares of Common Stock underlying the warrants.

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

NOTE 6 - ACQUISITIONS

Cellgate Technologies LLC

On November 16, 2000, the Company acquired the assets and assumed certain liabilities of Cellgate Technologies LLC (“Cellgate”), a Delaware limited liability company in a cash and stock transaction. The acquisition was accounted for under the purchase method of accounting and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair values. The purchase price included $1,250,000 cash and 562,500 shares of the Company’s Common Stock, valued at the closing at an aggregate of $1,969,000 and additional consideration.

In addition, under certain circumstances and depending on the price of the Company’s Common Stock, a maximum in cash, discounted by 10% to the present value, of $2,557,000 from $2,812,500 and approximately 468,000 shares of the Company’s Common Stock, valued at approximately $1,642,000, may be issued one (1) year from closing, based on the following: if the average Closing Price (as defined in the Asset Purchase Agreement dated October 30, 2000) of the Company’s Common Stock for the twenty (20) consecutive trading days ending with the trading day immediately preceding the one-year anniversary of the closing date is less than $16.00 per share (as adjusted for any stock splits, stock dividends or similar events), such additional consideration shall be an amount equal to: (i) the number of the shares which have not previously been sold or transferred, subject to certain exceptions, multiplied by (ii) the amount, if any, not to exceed $10.00, by which such average Closing Price is less than $16.00. No less than 50% of such amount shall be paid in cash, and the balance shall be paid, at the Company’s option, in cash or shares of Common Stock having a value, based on such average Closing Price provided that such average Closing Price for such purposes shall not be less than $6.00 per share prior to the anniversary of the closing. The operating results of Cellgate have been included in the consolidated financial statements of the Company since the acquisition date. The Company incurred approximately $475,000 of expenses related to this transaction, which includes accounting fees, attorney’s fees, investment banking fees and other costs.

The purchase price was calculated as follows:

Cash paid                                                      $1,250,000
U.S. Wireless Data, Inc. Common Stock issued at closing
   valued at $3.50 per share                                    1,969,000
Maximum cash that may be paid in one (1) year discounted
   by 10% to present value                                      2,557,000
Maximum shares of U.S. Wireless Data, Inc. Common Stock that
   may be issued in one year valued at $3.50 per share          1,642,000
Closing costs                                                     475,000
Fair Value of assumed liabilities as of November 16, 2000(a)    3,353,000
                                                              -----------

Total purchase price                                           11,246,000
Less fair value of tangible assets acquired(a)                 (2,707,000)
                                                              -----------

Total amount of acquired intangible assets and goodwill        $8,539,000
                                                              ===========

(a) The fair value of assets acquired and assumed liabilities were increased by $2,505,000 and $2,223,000, respectively, to reflect recognition of an obligation under capital leases and inventory.

The purchase price was allocated, based on an independent third party valuation, as follows:

                                                          Allocated       Useful
                                                            Value          Life
                                                          ---------       ------
Intellectual Property:
   AT&T Wireless IP technology                          $ 2,600,000          7
   CBF 2000 design and Tellus agreement                   1,700,000          7
   Cellgate gateway application                             200,000          7
   Cellgate enterprise system                               200,000          7
   ATM wireless solution                                  1,300,000          7
Acquired workforce                                          250,000          4
Fair value of tangible assets acquired                    2,707,000          4
Goodwill                                                  2,289,000         10
                                                         ----------

Total allocation of purchase price                      $11,246,000
                                                         ==========

The valuation methodology for intangible assets and intellectual property were based on the income and cost approach.

NXT Corporation

On December 22, 2000, the Company acquired NXT Corporation (“NXT”) in a stock for stock transaction, accounted for under the purchase method of accounting. The assets acquired and the liabilities assumed have been recorded at their estimated fair values as of the date of the acquisition. The shareholders of NXT, including holders of certain phantom stock rights in NXT have exchanged their shares of Common Stock of NXT and such rights, for an aggregate of 1,125,000 shares of USWD’s Common Stock valued at an aggregate of approximately $2,109,000. In addition, under certain circumstances, depending on the price of the Company’s Common Stock, as more fully described below, a maximum in cash, discounted by 10% to the present value, of $455,000 from $500,000 and approximately 2,242,000 shares of the Company’s Common Stock, valued at $4,203,000 may be issued two (2) years from closing based on the following: if the Daily Average Price (as defined in the Asset Purchase Agreement dated December 13, 2000) of USWD Common Stock for the twenty (20) consecutive trading days ending with the trading day immediately preceding December 21, 2002 is less than $18.40 per share (as adjusted for any stock splits, stock dividends or similar events). Such additional consideration shall be an amount equal to: (i) the number of the original 1,125,000 shares which have not previously been sold or transferred, subject to certain exceptions, multiplied by (ii) the amount, if any, not to exceed $12.40, by which such Daily Average Price is less than $18.40. Such additional consideration shall be paid to the NXT shareholders in cash, to the extent of 10% of the amount of the additional consideration to be paid by USWD, provided that the aggregate amount of cash paid will not exceed $455,000. Any balance of consideration due shall be paid in shares of USWD Common Stock having value equal to the Daily Average Price, provided however, that for such purposes, in no event shall the value ascribed to USWD Common Stock be lower than $6.00 per share.

In addition to the 1,125,000 shares of Common Stock, the Company also assumed options for approximately 76,000 shares of its Common Stock, which were fully vested on change of control, at exercise prices ranging from $7.50 to $33.07 per share. The holders of such options may also be entitled, upon exercise of their options, to additional consideration depending on the Daily Average Price of USWD common stock for the twenty (20) consecutive trading days immediately preceding December 21, 2002. The value was considered to be nominal, therefore, not recorded.

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

In connection with the merger, American Express Travel Related Services Company, Inc. (“AMEX”), a stockholder of and service provider to NXT, agreed to provide certain services at more favorable rates and the Company agreed that AMEX shall be entitled to designate a person to serve as a member of its board of directors for a period of two (2) years following the closing. The Company also paid an aggregate amount of approximately $1,700,000 to AMEX and Paymentech to retire certain indebtedness payable by NXT to AMEX and Paymentech other than current trade payables. In addition, AMEX will provide the Company with $300,000 in business development funding. The Company incurred approximately, $1,055,000 of expenses related to this transaction, which includes accounting fees, attorney’s fees, investment banking fees and other costs. The operating results of NXT have been included in the consolidated financial statements of the Company since the acquisition date.

The purchase price was calculated as follows:

Shares of U.S. Wireless Data, Inc. Common Stock issued at closing,
   valued at $1.875 per share                                        $ 2,109,000
Maximum cash that may be paid in two years discounted
   by 10% to present value                                               455,000
Maximum shares U.S. Wireless Data, Inc. Common Stock that
    may be issued in two years valued at $1.875 per share              4,203,000
Closing costs                                                          1,055,000
Assumed liabilities as of December 22, 2000                            3,208,000
                                                                      ----------
Total purchase price                                                  11,030,000

Less the fair value of tangible assets acquired                       (2,976,000)
                                                                      ----------

Total amount of acquired intangible assets and goodwill              $ 8,054,000
                                                                      ==========

The purchase price was allocated, based on an independent third party valuation, as follows:

                                                        Allocated        Useful
                                                          Value           Life
                                                        ---------        ------
Intellectual Property:
   IP transaction switch                              $ 2,400,000            6
   Customer relationships                               1,700,000            4
   Proprietary software                                   864,000            5
   Tools & value added components                         190,000            6
Acquired workforce                                      1,300,000            5
Fair value of tangible assets acquired                  2,976,000            5
Goodwill                                                1,600,000           10
                                                       ----------
Total allocation of purchase price                    $11,030,000
                                                       ==========

The valuation methodology for intangible assets and intellectual property were based on the income and cost approach. The purchase price for both acquisitions was recorded under EITF 97-15, “Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination,” under which additional contingent consideration will not affect the purchase price.

Pro forma information relating to acquisitions (unaudited)

The following unaudited pro forma information shows the results of the Company for the year ended June 30, 2001 and 2000 as if the acquisitions of NXT Corporation and Cellgate Technology, LLC occurred on July 1, 2001 and 2000. The pro forma results of operations are unaudited, have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

                   Pro Forma Condensed Statement of Operations

                                                            For the Year ended June 30,
                                                             2001             2000
                                                             ----             ----
Revenue                                                  $ 6,898,451     $  5,359,635
Net loss                                                ($24,169,910)    ($19,124,002)
Net loss available to common stockholders
   (after deduction of preferred stock dividends)       ($24,169,910)    ($64,870,002)

Basic and diluted net loss per share
 (after deduction of preferred stock dividends)
 Net loss per share available to common stockholders          ($2.11)          ($7.96)

Weighted average common shares
outstanding basic and diluted                             11,478,000        8,150,000

NOTE 7 - INVENTORY

                                                          June 30,
                                                    2001           2000
                                                    ----           ----
     Inventory consists of:
         Raw material                             $239,000       $177,000
         Work in process                            26,000          --
         Finished goods                          3,675,000        360,000
         Lower of cost or market reserve           (17,000)      (492,000)
                                                ----------     ----------
                                                $3,923,000        $45,000
                                                ==========     ==========

NOTE 8 - PROPERTY AND EQUIPMENT

                                                          June 30,
                                                    2001            2000
                                                    ----            ----

     Property and equipment consist of:
       Equipment and furniture                  $3,752,000      $1,082,000
       Leasehold improvements                      481,000         214,000
       Demo equipment                               21,000          21,000
       Rental equipment(a)                         246,000           --
       Less accumulated depreciation
         and amortization                       (1,682,000)       (262,000)
                                                ----------      ----------
                                                $2,818,000      $1,055,000
                                                ==========      ==========

Accumulated Depreciation on rental equipment at June 30, 2001 was $54,600. There was no rental equipment accumulated depreciation at June 30, 2000.

Note 9- INTANGIBLE ASSETS

Intangible assets are primarily comprised of the excess of the purchase price and the related acquisition costs over the value assigned to the net tangible assets of the business acquired. The purchase price of businesses acquired is allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values with any amount in excess of such allocations designated as goodwill. Intangible assets, including goodwill, are amortized over their estimated useful lives, which range from four to ten years. As of June 30, 2001 the Company had acquired the following intangible assets:

                             Date of      Intangible     Accumulated         Net
                           Acquisition      Asset       Amortization   Intangible assets

Cellgate acquisition        11/16/2000   $ 8,539,000     $  (779,000)       $ 7,760,000

NXT acquisition             12/22/2000     8,054,000        (402,000)         7,652,000

Acquired intangibles
  from NXT                  12/22/2000       432,000        (216,000)           216,000

Deferred acquisition costs     N/A           147,000         (36,000)           111,000
                                          ----------      ----------        -----------

Total Intangible assets                  $17,172,000     $(1,433,000)      $ 15,739,000
                                          ==========      ==========        ===========

NOTE 10 – ACCRUED RESTRUCTURING EXPENSE

USWD recorded pretax charges totaling $2.4 million in the fourth quarter of fiscal year ended June 30, 2001, related to the consolidation of the Company’s technical and network operations for, disposal of assets not used in the primary operations facility, and the estimated impact of vacating the unused facilities, net of potential subleases. (Refer to Note 31)

NOTE 11 - ACCRUED LIABILITIES

                                                                 June 30,
                                                             2001          2000
                                                             ----          ----

         Accrued liabilities consists of:
           Accrued compensation                         $ 1,102,000    $  314,000
           Accrued professional fees                        149,000       135,000
           Other                                            287,000        49,000
                                                         ----------     ---------
                                                        $ 1,538,000    $  498,000
                                                         ==========     =========

Note 12- CAPITAL LEASE OBLIGATION

In November 2000, the Company purchased the assets and assumed liabilities of Cellgate Technologies, LLC. Included in the assumed liabilities were leases that financed the purchase of equipment used in the ordinary course of business. As of June 30, 2001, the Company recorded the fair value of the capitalized lease obligation of $1,863,000.

On July 29, 1999, Cellgate entered into a Master Purchase and Lease Agreement with Tellus Technology Inc. (Tellus) and Varilease Corporation (Varilease) in which Tellus agreed to sell to Varilease and Varilease agreed to lease to the Company wireless IP modem adapters (the Equipment Units). In connection therewith, Cellgate entered into a separate Master Lease Agreement with Varilease to lease Equipment Units. These agreements were assumed in the purchase of assets and certain liabilities of Cellgate. At the end of the period, and under the terms specified in the agreement, the Company may either purchase the Equipment Units (at prices to be determined by the parties), extend the lease for an additional twelve months (at specified rates), or return the Equipment Units. In addition, NXT entered into capital leases for certain computer and network equipment which expire on various dates through 2002.Future minimum lease payments on these capital leases, are as follows:

NXT Corporation entered into capital lease for certain computer and network equipment that expire on various dates through 2003.

Future minimum lease payments on these capital leases, are as follows:

For fiscal year ending June 30:
2002                                              $1,048,000
2003                                               1,155,000
                                                   ---------
Total minimum payments required                    2,203,000
                                                   ---------
Less amount representing
     Interest at 16.919%                            (331,000)
     Interest at 10.000%                              (5,000)
                                                   ---------
     Total interest                                 (336,000)
Present value of net minimum
     Lease payments                                1,867,000

Less current installments                           (739,000)
                                                   ---------
Obligations under capital leases,
   excluding current installments                 $1,074,000
                                                   =========

The carrying value of assets under capital leases was $2,505,000 at June 30, 2001 and is included in inventory.

NOTE 13 – BORROWINGS

Note Payable - Investors - RBB

In July 1998, the Company obtained a bridge loan in the amount of $250,000 from a holder of the Series A Preferred Stock. The Company issued a warrant to purchase 5,000 shares of common stock at $17.50 per share, exercisable through September 9, 2001, in connection with the borrowing. The warrant was recorded at a value of $52,000 at date of issuance, which has been recorded as interest expense. The warrant contains anti-dilution provisions and “piggyback” registration rights applicable to the common stock issuable upon exercise of the warrant. The Company used the proceeds from the 6% Convertible Subordinated Debentures to pay off the bridge loan during July 1998.

On March 12, 1999, the Company borrowed $250,000 from RBB Bank Aktiengesellschaft, which is the agent for the holders of certain shares of the Company’s Series A Preferred Stock, $1,000,000 of the 6% Debentures, and 227,000 shares of Series B Preferred Stock, through a $250,000 promissory note (the “RBB Promissory Note”) bearing interest at 10% per annum due July 12, 1999 or upon obtaining certain financing. Liviakis Financial Communications, Inc. agreed to guarantee the note. The Company issued 12,500 shares of common stock with a fair market value of $44,000 at date of closing to RBB Bank, which was recorded as interest expense. RBB Bank agreed to waive the right to immediate repayment of the $250,000 note (which was originally payable upon completion of the next funding received by the Company of at least $1,000,000). RBB Bank agreed to forebear initiating an action against the Company to collect the amount due until the earlier of receipt by the Company of funding in the aggregate of at least $2,500,000, or December 1, 1999.

On March 17, 2000, the Company repaid the $250,000 note in connection with the redemption of RBB’s interest in Series B Preferred Stock and 6% Debentures.

6% Convertible Subordinated Debentures

In July 1998, the Company completed a private offering of $2,000,000 of 6% Convertible Subordinated Debentures (“6% Debentures”) due July 21, 2000 and warrants to purchase 25,000 shares of common stock at $18.00 per share, which expire on July 21, 2001. The shares of common stock underlying the 6% Debentures and warrants carry registration rights. The 6% Debentures were subordinated generally to all other obligations of the Company excluding obligations to any subsidiary of the Company and obligations with respect to shares of capital stock of the Company. The net proceeds to the Company from the offering were approximately $1.8 million. The Company used approximately $250,000 of the proceeds from the offering to pay off the $250,000 bridge loan to RBB Bank. The warrants had a fair value of $218,000 at date of issuance which was being recognized as interest expense over the term of the 6% Debentures. The Company also issued a warrant to purchase 15,000 shares of its common stock at $18.00 per share expiring on July 21, 2001 to the finder, which assisted the Company with the private placement. The shares underlying the warrant have “piggyback” registration rights. The fair value of the warrant was approximately $131,000 at date of issuance and was being expensed to operations over the term of the 6% Debentures.

The 6% Debentures included an “in the money” conversion feature, which allowed the holder to convert to common stock at an initial discount of 20% from fair market value, as defined. The value of the “in the money” conversion feature approximated $279,000 and was recognized as interest expense. The Company also agreed to a 2% cash penalty if the Company was unable to obtain an effective registration statement on the shares within 120 days from the issue date and an additional 3% for every 30-day period thereafter until the registration statement was effective. In the event the registration statement was not effective within 180 days of July 21, 1998, the holders could require redemption by the Company at an amount equal to 120% of the face value, plus accrued interest.

The Company had a commitment to file a registration statement with the Securities and Exchange Commission by October 7, 1998, with effectiveness by November 18, 1998, covering the shares of common stock issuable upon conversion of the 6% Debentures and related warrants. A registration was not effective with the Securities and Exchange Commission by that date, and the Company became obligated to pay a cash penalty of two percent (2%) of the face amount of the 6% Debentures and thereafter an amount equal to three percent (3%) of the face amount for every thirty calendar days (or any fraction thereof) until the registration was effective. The Company had not filed or obtained effectiveness of a registration statement by January 18, 1999, thereby giving the holders the right to require the Company to redeem the 6% Debentures at 120% of face value plus accrued and unpaid interest and penalties to the date of redemption. Therefore, the Company recorded this 20% premium as interest expense in the amount of $400,000 in January 1999. In addition, the Company expensed the remaining unamortized debt issuance cost of approximately $279,000 and unamortized debt discount of approximately $145,000 due to the debt being redeemable for failure to obtain effectiveness of the registration statement. The Company also recorded $340,000 in penalties as of June 30, 1999 for this obligation. On May 6, 1999, the Company and the 6% Debenture holders agreed to convert all the accrued interest and penalties into shares of the Company’s Series B Preferred Stock. The Company issued 454,705 shares of Series B Preferred Stock at $1.00 per share to compensate the 6% Debenture holders for the penalties and interest owed on the 6% Debentures through June 30, 1999. As part of this agreement, the 6% Debenture holders agreed to adopt the default timetable and remedies defined in the Series B Preferred Stock purchase agreement and to waive their rights arising out of certain prior defaults. In connection with the 20% redemption premium noted above, the Company reversed the $400,000 accrual as a credit to interest expense in the fourth quarter of fiscal 1999 related to the waiver.

During fiscal 2000, holders of the 6% Debentures converted $1,029,000 of the debt plus accrued interest into approximately 179,500 shares of common stock per the specified conversion formula. Upon conversion of the 6% Debentures, approximately $225,000 of interest previously accrued was waived by the holders and recorded as an interest credit. In addition, the Company redeemed the balance of $1,000,000 of 6% Debentures from RBB Bank for a price equal to 125% of the principal amount. In connection with the redemption, RBB Bank waived certain accrued penalties. As of June 30, 2000, no 6% Debentures remain outstanding.

NOTE 14 – OTHER LIABILITIES

Other current liabilities at June 30, 2001, consist of deferred marketing in the amount of $208,000 and deferred revenue in the amount of $53,000. The Company received $300,000 from a shareholder for business development purposes, as part of the NXT acquisition, which has been recorded as deferred marketing. The current portion of deferred revenue relates to the change in accounting principle. (See note 4- Revenue Recognition and Customers concentration).

Other liabilities at June 30, 2001, consist of $109,000 deposit due to the sub-lessor of our former office spaces.

NOTE 15 - ADDITIONAL FINANCING

For the year ended June 30, 2000, in addition to the Private Placement, the Company raised $930,000 in an additional private offering of common stock and common stock purchase warrants. The Company issued approximately 375,000 shares of common stock and warrants to purchase approximately 75,250 shares of common stock. The warrants are exercisable at $6.00 per share through July 6, 2004.

In the first quarter of fiscal year 2000, a Colorado based management recruiting firm successfully completed a search for a key product development engineer. The Company agreed to pay half the $17,000 fee in the form of 3,400 shares of common stock, which were issued on February 23, 2000.

NOTE 16 - PREFERRED STOCK

At June 30, 2001, the Company has authorized 25,000,000 shares of $0.01 par value preferred stock. At June 30, 2001 the only preferred stock issued and outstanding is the Series C Convertible Preferred Stock. Series A and B Convertible Preferred Stock have been redeemed and are no longer outstanding or authorized at June 30, 2001.

NOTE 17 - SERIES A PREFERRED STOCK

On February 9, 1998, the Company issued 3,060,000 shares of its Series A Preferred Stock in exchange for all $3,060,000 of the Company’s 8% Convertible Debentures. The 8% Debentures were issued in December 1997.

Registration Rights

The holders of the Series A Preferred Stock had certain registration rights and certain penalties were accrued as a result of the Company’s late filing and inability to obtain effectiveness of such registration statement. Such penalties were waived in connection with the redemption of the Series A Preferred Stock.

Conversion

Each share of Series A Preferred Stock was convertible at the election of the holder into Common Stock based on the face value of the Series A Preferred Stock being converted, at a rate equal to the lesser of $24.00 per share or 75% of the average of the closing bid price of the Common Stock was reported on the OTC Electronic Bulletin Board or, if available, the closing bid price as quoted on NASDAQ or any other national securities exchange upon which the Common Stock is then listed, over the five trading days prior to conversion. A minimum conversion price of $15.04 per share was in effect from the issuance date through September 6, 1998. Between April 1, 1999 through June 30, 1999, 37,716 shares of Series A Preferred stock were converted to 14,715 shares of Common Stock. During fiscal 2000 and 1999, respectively, approximately 752,000 and 1,475,000 shares of Series A Preferred Stock were converted into 283,528 and 330,688 of Common Stock at various price levels. The Common Stock issued upon conversion included Common Stock issuable as dividends accrued on the Series A Preferred Stock at time of conversion.

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

Voluntary Redemption

On September 22, 1998, the Company borrowed $1,300,000 from Liviakis Financial Communications, Inc. (“LFC”), a shareholder of the Company, through a note payable. The note payable was due April 1, 1999, bore interest at 8% per year and was collateralized by substantially all available assets of the Company. The Company used $1,000,000 of the proceeds to redeem 833,000 shares of its Series A Convertible Preferred Stock. The Company paid 120% of face value for the redemption. The amount of $167,000 paid in excess of the face value of the preferred shares was recorded as a reduction of additional paid-in capital as the Company had previously recorded as a charge to retained earnings an equivalent amount at the date of issuance for the value of the “in the money” feature. The participating investors, representing approximately 1,342,000 shares of the remaining Series A Preferred Stock, agreed to hold their Series A Preferred shares until at least October 15, 1998, after which time, one-third of the Series A Preferred shares could be converted to Common Stock on each of October 15, November 15 and December 15, 1998, respectively. As an incentive to these investors, the Company agreed to issue Common Stock purchase warrants exercisable to purchase that number of shares of Common Stock equal to five percent of the number of shares of Series A Preferred Stock held by the participating investor at the end of each period. Pursuant to the agreement, the Company issued warrants for 19,525 shares exercisable at $9.60 per share through October 15, 2001, warrants for 16,771 shares exercisable at $13.44 per share through November 15, 2001 and warrants for 16,771 shares exercisable at $14.76 per share through December 15, 2001.

NOTE 18 - SERIES B CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED STOCK

The Company’s Articles of Incorporation were amended by director action as of April 29, 1999, to designate 5,000,000 shares of Preferred Stock as Series B Cumulative Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”). On May 6, 1999, the Company sold $1,500,000 worth of Series B Preferred Stock at $1.00 per share. For no additional consideration the Company issued 300,000 Common Stock purchase warrants exercisable at $1.50 per share for five years from April 30, 1999 to the purchaser of the Series B Preferred Stock (the “Series B Preferred Warrants”). Concurrent with the transaction, the holders of the Company’s 6% Convertible Debentures agreed to convert all accrued interest and penalties into 454,705 shares of Series B Preferred Stock. The proceeds of the financing were used to pay finders fees of $180,000 plus estimated offering expenses of $41,000 (including approximately $26,000 for the investor’s legal fees), professional services fees of $413,000, with the estimated balance of $676,000 used for working capital. In April 1999, the Company received $400,000 in the form of a 10% promissory note from the investor in the Series B Preferred Stock. The note was repaid through the issuance of 400,800 of the 1,500,000 issued shares of Series B Preferred Stock.

Mr. John Liviakis, a significant shareholder of the Company, also agreed to transfer a total of 110,770 shares of Company Common Stock owned by him to the finder who located the cash purchaser of the Series B Preferred Stock. These shares had a value of $360,000 on the date of issuance, which was charged against the proceeds of the offering. The shares do not have any registration rights.

As of May 3, 2000, all shares of Series B Preferred Stock had been redeemed by the Company.

The Company did not have any redemption rights as to the Series B Preferred Stock. The Series B Preferred Stock was convertible into shares of Common Stock at the option of the holders as described below. The Series B Preferred Stock had the following additional rights and preferences.

Dividends

The Series B Preferred Stock accrued a cumulative dividend at the annual rate of 6% per annum, payable semi-annually on March 31 and September 30 of each year. The dividend could be paid at the Company’s option in cash or shares of Common Stock. If paid in Common Stock, the number of shares issuable as a dividend was determined based on the amount of the dividend being paid, divided by the “Average Quoted Price” of the Common Stock, which is defined in the Designation of Series B Cumulative Convertible Preferred Stock (the “Designation”) to be the five-day average closing bid price of the Common Stock as quoted on the OTC Electronic Bulletin Board or one of the NASDAQ markets (if so listed and quoted) or any other exchange where the Common Stock is listed and quoted. All dividends owing to the date of conversion were payable upon any conversion.

Voting Rights

Generally, the Series B Preferred Stock did not have voting rights, although it was entitled to one vote per share on those matters upon which all classes of a Colorado corporation’s shares are entitled by law to vote upon by class.

Conversion Terms

50% of the Series B Preferred Stock was convertible at the option of the holders into shares of the Company’s Common Stock beginning on the earlier of 90 days after its issuance date (May 6, 1999) or five days after notice by the Securities and Exchange Commission that the registration statement (to be filed pursuant to the terms of the Registration Rights Agreement) was declared effective. Thirty days thereafter, the remaining shares of the Series B Preferred Stock became convertible into Common Stock. The rate at which the Series B Preferred Stock was convertible (per share of Series B Preferred Stock) into Common Stock was equal to 80% of the average of the closing bid price of the Common Stock over the five trading days prior to conversion (the “Conversion Rate”). The Company could convert the Series B Preferred Stock into Common Stock at its option at any time after the close of business on the second anniversary of the effective date of the Series B Registration Statement at the then-applicable Conversion Rate. The value of the “in the money” conversion feature approximated $391,000 which was recognized as a charge to retained earnings.

Subject to certain exceptions applicable to mandatory conversions at the behest of the Company and automatic conversions upon the occurrence of certain “Fundamental Changes” (as defined in the Designation), to the extent that convertibility of Series B Preferred Stock would result in beneficial ownership (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended) by a holder in excess of 4.99% of the Company’s Common Stock, the number of shares of Series B Preferred Stock that would result in beneficial ownership above 4.99% was not then convertible, notwithstanding any other provision making the shares eligible for conversion.

Registration and Redemption Rights

In the fourth quarter of fiscal 1999, the Company entered into an agreement with the purchasers of the Series B Preferred Stock and holders of the 6% Debentures to file a registration statement with the SEC covering the common stock underlying the Series B Preferred Stock, a common stock purchase warrant issued at the same time as the Series B Preferred Stock, the 6% Debentures, and the common stock purchase warrants issued to the 6% Debenture holders in July, 1998, within 30 days of May 11, 1999, to be effective within 90 days of May 11, 1999. Failure to file the registration statement by June 10, 1999 and/or obtain effectiveness of it by August 9, 1999, was to result in the accrual of penalties against the Company. The Company did not file the required registration statement until June 30, 1999, and the registration statement has never been declared effective. The Series B Preferred Stock and 6% Debentures ultimately became subject to redemption at the option of the holders for failure to obtain effectiveness of the registration statement. The Company became subject to a late filing penalty of $74,000 and accrued “late effectiveness” penalties of $413,000 for the year ended June 30, 2000. Upon redemption of these securities, approximately $372,000 of the penalties were waived by the holders and recorded as an interest credit in the year ended June 30, 2000. Offering costs, and valuation of related warrants and incentive shares were recorded against the aggregate preference value of the preferred stock and were accreted up to the full redemption value by the date of mandatory redemption.

Accretion and accrued dividends for the year ended June 30, 2000 were $982,000. As described below in this note, the Company redeemed or converted all outstanding shares of Series B Preferred Stock and 6% Debentures on or before May 3, 2000.

On January 20, 2000, the Company issued a 5,625 share common stock purchase warrant to RBB Bank as an inducement to redeem 227,353 shares of Series B Preferred Stock held by RBB Bank, exercisable at $6.00 per share. The warrant vests immediately, was issued with an exercise price equal to the market price of the underlying stock on the date of grant, and expires on July 6, 2004. The Company valued the warrant at $32,000, which was charged as a deemed dividend to accumulated deficit. On March 17, 2000, the Company redeemed 227,353 shares of Series B Preferred Stock from RBB Bank for a price equal to 125% of the stated value. In connection with the redemption, RBB waived certain accrued penalties and dividends.

On March 31, 2000, the Company redeemed 1,500,000 shares of the Company’s Series B Preferred Stock from Bold Street, LLC, for a price equal to 125% of the stated value, plus accrued dividends. As an inducement for the redemption, the Company also issued a Common Stock purchase warrant, expiring April 30, 2004, to purchase 37,500 shares of Common Stock, exercisable at $9.12 per share. In connection with such redemption, Bold Street waived certain accrued penalties. Bold Street received certain “piggyback” registration rights as to the shares of common stock underlying the warrant. The Company valued the warrant at $536,000, which was charged as a deemed dividend to accumulated deficit.

On May 3, 2000, pursuant to purchase agreements reached with the holders, the Company redeemed the remaining 227,352 outstanding shares of Series B Preferred Stock for an aggregate price of $350,000 and, as an inducement for the redemptions, issued common stock purchase warrants, expiring April 30, 2004, to purchase an aggregate of 6,250 shares of the Company’s Common Stock at an exercise price of $6.00 per share. The Company valued the warrants at an aggregate of $60,000 on the date of grant, which was charged as a deemed dividend to accumulated deficit.

During the year ended June 30, 2001, in connection with the redemption, the holders waived dividends previously accrued in the amount of $91,000.

NOTE 19 SERIES C CONVERTIBLE PREFERRED STOCK

Commonwealth acted as placement agent in the Private Placement pursuant to which an aggregate of 558.66 Units were sold at $100,000 per Unit for aggregate gross proceeds of $55,866,000. The Private Placement was closed in three tranches on March 17, 2000, March 28, 2000 and May 31, 2000. Each Unit consists of 10,000 shares of the Company’s Series C Preferred Stock (which is initially convertible into 16,667 shares of Common Stock) and warrants to purchase Common Stock equal to 25% of the number of shares into which the Series C Preferred Stock is convertible.

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

Each share of Series C Preferred Stock is convertible at any time, at the option of the holder, into a number of shares of Common Stock determined by dividing the liquidation value by the conversion price, initially $6.00 per share, which is subject to adjustment for stock splits, recapitalizations and other similar events. If the Company issues shares of Common Stock at a price per share less than the then current conversion price, then, subject to certain exceptions, the conversion price will be automatically reduced to such lower price and the number of shares issuable upon conversion of the Series C Preferred Stock shall be increased proportionately. The Series C Preferred Stock automatically converts into Common Stock (a) if, at any time commencing three months after June 17, 2000, the average closing bid price of the Company’s Common Stock exceeds 300% of the conversion price for 20 consecutive trading days or (b) upon a public offering of the Company’s securities that raises gross proceeds in excess of $30,000,000.

The warrants issued in connection with the Private Placement (the “Unit Warrants”) are exercisable for a period of seven years for an aggregate number of shares of Common Stock equal to 25% of the number of shares into which the Series C Preferred Stock are convertible, at an exercise price equal to the then applicable conversion price. The initial exercise price is $6.00 per share, subject to adjustment under the same circumstances as the conversion price of the Series C Preferred Stock. The Unit Warrants are callable for a nominal price at the Company’s option on 30 days’ notice to the holders of the Unit Warrants if (a) the average closing bid price of the Company’s Common Stock for 20 consecutive trading days exceeds 300% of the exercise price, as adjusted, (b) the Company’s Common Stock is trading on a national securities exchange or Nasdaq SmallCap or National Market Systems, and (c) a registration statement covering the shares issuable upon exercise of the Unit Warrants has been declared effective and the shares issuable upon exercise of the Unit Warrants are not otherwise subject to any lock-up restrictions.

The terms of the Series C Preferred Stock and the Unit Warrants may be amended, modified or waived by an agreement among the Company, Commonwealth and a committee to be designated by Commonwealth whose members hold in the aggregate not less than 20% of the outstanding Series C Preferred Stock and not less than 20% of the outstanding Unit Warrants.

The Company is obligated to file a registration statement with respect to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock and exercise of the Unit Warrants under the Securities Act within twelve months of the closing of the Private Placement. The investors also have certain “piggyback” registration rights with respect to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock and the exercise of the Unit Warrants. As of June 30, 2001, the Company has not registered as required by the agreement.

Each investor who purchased Units in the Private Placement agreed not to sell, transfer or otherwise dispose of any of the securities sold in the Private Placement for a period of one year following the closing of the transaction. Thereafter, investors may not sell, transfer or dispose of more than 25% of such securities during each of the following four 90-day periods. The lock-up period may be extended by Commonwealth for up to an additional six months from the closing of any public offering that is consummated prior to the end of the initial lock-up period, in which event there shall be no further lock-up at the end of such period. The Company’s officers, directors and certain other existing shareholders agreed to substantially the same lock-up provisions as to shares owned or acquired by them.

Several of the Company’s officers and directors purchased Units in the Private Placement. Dean M. Leavitt, the Company’s Chairman and Chief Executive Officer purchased 2.5 Units, Charles I. Leone, the Company’s Executive Vice President and Chief Operating Officer and Secretary purchased 1 Unit and Robert E. Robichaud, the Company’s former Chief Financial and Accounting Officer, Treasurer and Secretary purchased .75 of a Unit. Edwin Cooperman, a member of the Board, purchased 1 Unit and each of Michael S. Falk and Amy Newmark, both also members of the Board, purchased 2.5 Units. Barry Kaplan, also a member of the Board, purchased 25 Units. Mr. Kaplan also received from Commonwealth at no charge a warrant to purchase 1.5 Units exercisable at $100,000 per Unit (from the warrants Commonwealth received as compensation for services in the Private Placement).

As part of its compensation, Commonwealth received warrants to purchase 139.664 Units, exercisable at $100,000 per Unit, a commission of $3,910,620, which is 7% of the gross proceeds raised in the Private Placement, and a structuring fee of $1,675,980, which is 3% of the gross proceeds raised in the Private Placement. Pursuant to a prior agreement with Peter J. Solomon Securities Company Limited (“PJSC”) relating to financing transactions entered into by the Company, the Company issued to PJSC warrants to purchase 27.935 Units at $100,000 per Unit and a fee of $400,000. The warrants are exercisable commencing on the date of issuance and for seven years thereafter. The Company valued the unit warrants at a fair value of $6.15 million.

As a condition to the completion of the Private Placement, the Company agreed that the exercise price of a warrant owned by Dean M. Leavitt, the Company’s Chairman and Chief Executive Officer, to purchase 671,875 shares of Common Stock should be reduced from $12.00 per share to the market price of the Common Stock on January 4, 2000. In March 2000, the FASB issued Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”. The interpretation was not effective until July 1, 2000. Had the interpretation been in effect on the date of the repricing, the warrant would have been considered a variable warrant at that time. In compliance with this new interpretation, the Company recorded this as a variable warrant and will adjust compensation expense based upon the Common Stock price difference from the closing Common Stock price on July 1, 2000 versus the closing Common Stock price at any measurement date multiplied by the number of outstanding warrants at the measurement date. On June 30, 2001, the closing stock price was less than the closing stock price at July 1, 2000, therefore, no compensation expense has been recorded.

As a result of the Bridge Financing and Private Placement, Commonwealth is deemed to control the Company.

On March 10, 2000, the Company authorized 8,450,000 shares as Series C Convertible Preferred Stock with a stated value of $0.01 per share. See additional disclosures in the Note entitled Bridge Financing.

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

Optional Conversion

Each Series C Preferred Stock is convertible, at the option of the holder into a number of shares of Common Stock determined by dividing (A) the Liquidation Value by (B) the Conversion Price (6.00). During fiscal year 2001, 72,125 preferred shares were converted into 119,782 shares of common stock.

Automatic Conversion

The Series C Preferred Stock automatically converts into shares of Common Stock at the then Conversion Price if, commencing three months after the Initial Closing, the average closing bid price of the Common Stock exceeds 300% of the Conversion Price for 20 consecutive trading days. In addition, the Series C Preferred Stock automatically converts into shares of Common Stock at the Conversion Price upon a public offering of the Company’s securities raising gross proceeds in excess of $30,000,000.

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

Modifications and Waivers

The terms of the Series C Preferred Stock may be amended, modified or waived by agreement of the Company, the Placement Agent and a committee, to be designated by the Placement Agent whose members hold in the aggregate not less than 20% of the outstanding Series C Preferred Stock and 20% of the outstanding Warrants (the “Committee”), provided however, that no such amendment, modification or waiver which would decrease the number of Conversion Shares issuable upon the exercise of the Series C Preferred Stock, or increase the Conversion Price therefore (other than as a result of the waiver or modification of any anti-dilution provisions) may be made without approval of the holders of at least 50% of the outstanding Series C Preferred Stock.

NOTE 20 – CONTINGENT CONSIDERATION

On November 16, 2000, the Company acquired the assets and assumed certain liabilities of Cellgate Technologies LLC (“Cellgate”), a Delaware limited liability company in a cash and stock transaction. Pursuant to the Cellgate acquisition agreement, under certain circumstances and depending on the price of the Company’s Common Stock, the Company may be required to pay a maximum of $2,557,000 in cash one (1) year from the closing date, which has been recorded as contingent consideration. In addition, under certain circumstances and depending on the price of the Company’s Common Stock, approximately 468,000 shares of the Company’s Common Stock, valued at $1,642,000, may be issued one (1) year from closing, which has been recorded under stockholders’ equity as contingent consideration. (See additional disclosures in Note 6- Acquisitions)

On December 22, 2000, the Company acquired NXT Corporation (“NXT”) in a stock for stock transaction, accounted for under the purchase method of accounting. According to the terms of the NXT acquisition agreement, under certain circumstances, depending on the price of the Company’s Common Stock, the company may be required to pay a maximum of $455,000 in cash two (2) years from the closing date, which has been recorded as contingent consideration. In addition, under certain circumstances, depending on the price of the Company’s Common Stock 2,242,000 shares of the Company’s Common Stock, valued at $4,203,000, may be issued two (2) years from closing, which has been recorded under stockholders’ equity as contingent consideration. (See additional disclosures in Note 6- Acquisitions)

NOTE 21 - STOCK OPTIONS

Stock Option Plan

In September 1992, the Company adopted a combined incentive and a non-qualified stock option plan (the “Plan”), which, as amended, provides for the issuance of 670,000 shares of Common Stock under the Plan. The Company no longer issues new grants under the 1992 Plan. During fiscal year 2000, the Company granted under the plan, 193,500 stock options to non executive officer employees and 32,500 stock options to two (2) members of the Board of Directors, who are not employees. In accordance with FIN 44, the Company considers members of the Board of Directors employees.

On February 15, 2000, the Board approved an option grant of 87,500 to the Chief Operating Officer of the Company. The options were granted with an exercise price equal to the market value of the underlying stock as of the date of grant and vest 33.33% annually.

During the year ended June 30, 2000, options were exercised for 44,582 shares of common stock for $160,946 in proceeds.

In September 2000, the Company adopted a new stock option plan. The “2000 plan,” provides for the issuance of 3,750,000 shares of Common Stock under the Plan.

As of June 30, 2001 1,309,000 stock options have been granted under the “2000 Plan” to non –executive officer employees at the fair market value of the Common Stock on the date of grant and generally vest over a period of between two and four years. Options granted under the Plans generally must be exercised no later than 10 years from the date of grant.

On September 7, 2000, the Board approved an option grant of 625,000 to the Chairman and Chief Executive Officer of the Company. The options were granted with an exercise price equal to the market value of the underlying stock as of the date of grant and vest 33.33% annually.

On December 12, 2000, the Board approved an option grant of 150,000 options, to the Chief Financial Officer of the Company. The options were granted with an exercise price equal to the market value of the underlying stock as of the date of grant, vesting 33.3% annually.

On December 22, 2000, the Board approved an option grant of 87,500 to the Chief Operating Officer of the Company. The options were granted with an exercise price equal to the market value of the underlying stock as of the date of grant and vest 33.33% annually.

On December 26, 2000, the Board approved an option grant of 175,000 options to the President of the Company. The options were granted with an exercise price equal to the lower of $2.00 or $0.50 above the market value of the underlying stock as of the date of grant vesting 33.3% annually.

On March 31, 2001, the Board approved an option grant of 17,500 to the Chief Operating Officer of the Company. The options were granted with an exercise price equal to the market value of the underlying stock as of the date of grant and vest 33.33% annually.

On April 26, 2001, six directors who are not employees of the Company each received a stock option grant to purchase 25,000 shares of the Company’s Common Stock. The options were granted with an exercise price equal to the market value of the underlying stock as of the date of grant. Options vest 33.3% annually.

On April 26, 2001, the Board approved an option grant of 300,000 to the Chairman and Chief Executive Officer of the Company. The options were granted with an exercise price equal to the market value of the underlying stock as of the date of grant and vest 33.33% annually.

The following table summarizes information for employee stock options outstanding both under the Plan and outside the Plan at June 30, 2001:

                    Outstanding Options                 Options Exercisable
                    -------------------                 -------------------
                   Average    Weighted                 Weighted
                  Remaining    Average                  Average
Range of         Contractual  Exercise      Number     Exercise       Number
Exercise Price      Life        Price    Outstanding     Price     Exercisable
--------------   ----------   --------   -----------   --------    -----------

$0.00 - $1.00        4.94        $0.61       41,000      $0.662        38,000
$1.00 - $1.50        9.48        $1.47      407,000      $ --            --
$1.50 - $2.00        9.27        $1.86    1,181,000      $ --            --
$2.00 - $2.50        9.78        $2.21      915,000      $ --            --
$2.50 - $4.00        8.37        $2.92       71,000      $3.039        49,000
$4.00 - $6.00        8.69        $5.86      287,000      $5.721       109,000
$6.00 - $35.00       8.51       $14.97      392,000     $16.824       225,000
                                          ---------                 ---------
                                          3,294,000                   421,000
                                          =========                 =========

Stock option transactions relating to both options granted under the Plans and other stock options (discussed below) for the years ended June 30, 2001 and 2000 were as follows:

1992 Stock Option Plan

                               Weighted Avg      Weighted Avg
                                Number of        Exercise Price       Option
                                  Shares           Per Share           Value

Balance at June 30, 1999        443,696             $10.20          $4,526,000
    Granted                     225,938             $11.29           2,551,000
    Exercised                    (44,582)           $ 3.60            (161,000)
    Cancelled                   (222,543)           $12.75          (2,837,000)
                                 -------                            ----------
Balance at June 30, 2000         402,509            $10.13           4,079,000

Granted                             --                --
 Exercised                          --                --
 Cancelled                       (54,625)           $10.75            (587,000)
                                 -------                             ---------
Balance at June 30, 2001         347,884            $10.04          $3,492,000
                                 =======                             =========
Exercisable at June 30, 2001     231,304            $ 8.47          $1,959,000
                                 =======                            ==========

2000 Stock Option Plan

                                Weighted Avg      Weighted Avg
                                 Number of       Exercise Price       Option
                                  Shares           Per Share           Value

Balance at June 30, 1999            --                --
    Granted                         --                --
    Exercised                                         --
    Cancelled                       --                --
Balance at June 30, 2000            --

    Granted                    2,813,785            $ 2.62          $7,372,000
    Exercised                       --                --
    Cancelled                   (206,135)           $ 3.09            (637,000)
                               ---------                            ----------
Balance at June 30, 2001       2,607,650            $ 2.58          $6,735,000
                               =========                            ==========
Exercisable at June 30, 2001      77,182            $23.81          $1,833,000
                               =========                            ==========

Outside the Plans

                               Weighted Avg       Weighted Avg
                                Number of        Exercise Price       Option
                                  Shares            Per Share          Value

Balance at June 30, 1999         383,000            $ 4.44          $1,701,000
    Granted                      337,500            $ 6.96           2,349,000
    Exercised                       --
    Cancelled                   (215,625)           $ 5.24          (1,130,000)
                               ---------                            ----------
Balance at June 30, 2000         504,875            $ 5.78           2,920,000
    Granted                         --                --
    Exercised                       --                --
    Cancelled                   (167,000)           $ 3.38            (564,000)
                               ---------                            ----------
Balance at June 30, 2001         337,875            $ 6.97          $2,356,000
                               =========                            ==========
Exercisable at June 30, 2001     112,000            $ 6.97          $  781,000
                               =========                            ==========

Fair Value Disclosures

Had compensation expense for the Plans been determined based on the fair value of the options at the grant dates for awards under the Plans consistent with the method of accounting prescribed by SFAS No. 123, the Company’s net loss and loss per share would have been increased to the proforma amounts indicated below:

                                                       June 30,
                                                  2001           2000
                                                  ----           ----
Net loss
                              As reported   ($19,257,000)   ($8,524,000)
                              Pro forma     ($20,994,000)   ($9,265,000)

Net loss available to common stockholders
 after provision for preferred stock dividends

                              As reported   ($19,257,000)  ($54,270,000)
                              Pro forma     ($20,994,000)  ($55,011,000)

Basic and diluted loss per share
                              As reported         $(1.88)        $(9.05)
                              Pro forma           $(2.05)        $(9.18)

The weighted average fair value of options granted during the year ended June 30, 2001 and 2000 under the Company’s stock option plan was $1.73 and $1.74 per option, respectively. In determining the minimum fair value of each option, the Company used the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, expected volatility of 180% for 2001 and 90% for 2000, an average risk-free interest rate of 4.95% and 5.9%, respectively, and an average expected option life of 3.5 years.

Other Stock Options Granted Outside the Plan

On February 15, 2000, the Board of Directors granted 87,500 non-qualified stock options (not under the Plan) to an executive officer. The options are exercisable at $9.72 per share, which equals the fair market value at the date of grant, with 29,167 shares vesting annually on February 15. The options expire on the earlier of ten years from the grant date or one year after cessation of the optionee’s relationship with the Company.

On March 29, 2000, four (4) directors who are not employees of the Company, but were treated as employees in order to calculate the benefit under FIN 44, each received a stock option grant to purchase 62,500 shares of the Company’s Common Stock. The options are exercisable at $6.00 per share, vest one third per yearly anniversary date following grant date and expire on the earlier of ten years from the grant date or one year after cessation of the optionee’s relationship with the Company. Since the exercise price for the options was less than the market price of the Common Stock ($24.00) on the date of issue, the Company valued the options under APB 25 at an aggregate of $4.5 million. The value will be charged to compensation expense over the vesting period of the options. For the years ended June 30, 2001 and 2000, the Company charged $1,480,000 and $381,000 to compensation expense, respectively.

In connection with stock options granted and to be granted and warrants issued, the Company has reserved 22,777,000 shares of Common Stock at June 30, 2001.

NOTE 22 - STOCK WARRANTS

The following table summarizes information about stock warrants outstanding at June 30, 2001:

                      Outstanding and Exercisable Warrants
                    Outstanding Warrants              Warrants Exercisable
                    --------------------              --------------------

                    Average    Weighted               Weighted
                   Remaining    Average                Average
Range of          Contractual  Exercise     Number    Exercise       Number
Exercise Price       Life        Price   Outstanding    Price    Exercisable
--------------    -----------  --------  -----------  --------   -----------

$ 0.00 - $ 5.90      7.85      $ 4.68     1,344,000     $  4.68    1,344,000
$ 5.91 - $ 6.00      5.75      $ 6.00     6,018,000     $  6.00    6,018,000
$ 6.01  -$ 7.00      0.37      $ 6.40        47,000     $  6.40       47,000
$ 7.01 - $13.00      2.06      $ 8.97       117,000     $  8.97      117,000
$13.01 - $23.00      2.45      $17.87        56,000     $17.87        56,000
                                          ---------               ----------
Total                                     7,582,000                7,582,000
                                          =========               ==========

        Provided below are stock warrant transactions for the year ended June 30, 2001.

                              Warrants Outstanding

                                  Weighted Avg    Weighted Avg
                                   Number of      Exercise Price
                                    Shares          Per Share
                                  ------------    --------------

Balance at June 30, 2000           9,153,625           $4.90
    Granted                           --                 --
    Exercised                     (1,572,000)          $0.04
    Cancelled                         --                 --
                                  ----------           -----
Balance at June 30, 2001           7,581,625           $5.90
                                  ==========           =====
Exercisable at June 30, 2001       7,581,625           $5.90
                                  ==========           =====

In March 1998, the Company issued a warrant to entrenet Group, LLC to purchase 2,608 shares of Common Stock at $23.00 per share as a consulting fee. The warrant expires on March 11, 2003. The warrant has anti-dilution provisions and “piggyback” registration rights applicable to the Common Stock issuable upon exercise of the warrant. In September 1998, as a consulting fee the Company issued additional warrants to purchase 2,083 shares of Common Stock at $9.60 per share exercisable through September 2003.

In conjunction with the July 1998 issuance of the 6% Convertible Subordinated Debentures Due July 21, 2000, the Company issued, on a pro rata basis, three year, common stock purchase warrants, with a fair value of $218,000, to purchase a total of 25,000 shares of Common Stock, exercisable at $18.00 per share.

In September 1998, the Company agreed with four holders of its Series A Preferred Stock to redemption of 833,000 shares of Series A Preferred Stock. In conjunction with that redemption, the Company issued three year Common Stock purchase warrants covering a total of 53,066 shares of Common Stock to the four Series A Preferred Stock holders who participated in the partial redemption. The Series A Redemption Warrants were issued as of October 15, November 15 and December 15, 1998. As of June 30, 2001, 23,710 warrants had not been exercised. Also in September 1998, the Company agreed to issue warrants to purchase 3,750 shares of Common Stock exercisable at $10.80 per share through September 13, 2001, to JW Genesis Securities, Inc. for its assistance in negotiating the partial redemption of the Series A Preferred Stock. These shares had a fair value of $17,000 on the date of issuance, which has been recorded as general and administrative expense. The shares of Common Stock underlying the warrants have “piggy-back” registration rights. The warrants were exercised in fiscal year 2000.

In conjunction with the issuance of the Series B Preferred Stock in May 1999, the Company issued a Common Stock purchase warrant exercisable until April 30, 2004, to purchase 75,000 shares of Common Stock at $6.00 per share, to the cash purchaser of the Series B Preferred Stock.

In conjunction with a $500,000 loan to the Company from Mr. Chuck Burtzloff, the CEO and 50% shareholder of Cardservice International, Inc, in October 1998, the Company issued a Common Stock purchase warrant exercisable to purchase 6,250 shares of Common Stock at $12.152 per share through October 27, 2001. The warrant had a fair value of $52,000 at date of issuance, which has been recorded as interest expense.

As part of an employment agreement, the Company issued warrants to an executive, to purchase up to 1,343,750 shares of the Company’s Common Stock. Half of the warrants, or 671,875, are exercisable at $3.50 per share, the market price of the underlying stock at May 3, 1999, the date of grant, and vest 10% upon grant with the balance vesting over the following 12 months. The second 671,875 warrants have an exercise price of $5.86 (originally $12.00) per share and vest 50% one year following the grant date with the remaining balance vesting over the following six months.

On January 20, 2000, the Company issued a 5,625 share Common Stock purchase warrant to RBB Bank as an inducement to redeem shares of Series B Preferred Stock held by RBB Bank, exercisable at $6.00 per share. The warrant vests immediately, was issued with an exercise price equal to the market price of the underlying stock on the date of grant, and expires on July 6, 2004. The Company valued the warrant at $32,000, which was charged as a deemed dividend to retained earnings.

On March 15, 2000, the Company retained a firm to provide investor relations services. In addition to monthly fees and expenses, the Company issued a 3,750 share Common Stock purchase warrant on March 28, 2000 exercisable at $21.376 per share. The warrant vested one year after date of grant, and will expire five years from the vesting date. The Company valued the warrant at $52,000, which was charged to investor relations expense in fiscal year 2000.

On March 28, 2000, the Company issued a 12,500 share Common Stock purchase warrant to an executive search firm, exercisable at $21.376 per share. The warrant vests immediately, was issued with an exercise price equal to the market price of the underlying stock on the date of grant, and expires March 27, 2005. The Company valued the warrant at $95,000 (based on the market value of the services received less cash paid), which was charged as executive search expense.

On May 4, 2000, the Company issued a 6,250 share Common Stock purchase warrant to an executive search firm, exercisable at $12.750 per share. The warrant vests immediately, was issued with an exercise price equal to the market price of the underlying stock on the date of grant, and expires May 3, 2005. The Company valued the warrant at $25,000 (based on the market value of the services received less cash paid), which was charged as executive search expense.

On June 30, 2000, the Company issued a 25,000 share Common Stock purchase warrant to James C. Free for consulting services, exercisable at $9.875 per share. The warrant vests immediately, was issued with an exercise price equal to the market price of the underlying stock on the date of grant, and expires June 30, 2005. The Company valued the warrant at $159,000, which was charged as consulting expense.

During the year ended June 30, 2000, warrants were exercised for 54,559 shares of common stock in a cashless exercise.

Effective September 7, 2000, unit purchase warrants to purchase units consisting of (a) Series C Convertible Preferred Stock and (b) additional warrants to purchase Common Stock at $6.00 per share were amended so that such warrants are now exercisable, at $6.00 per share, solely for the total number of shares of Common Stock into which the underlying Series C Convertible Preferred Stock and warrants would have been convertible and exercisable. The modified warrants are held by Commonwealth Associates and Peter J. Solomon Securities Company Limited. The change does not change the aggregate number of shares of Common Stock, which the holders would have received upon exercise in full of the unit purchase warrants and conversion and exercise in full of the underlying securities. The change also does not affect the aggregate purchase price, which such holders would have paid for the underlying Common Stock. The change in the agreement did not provide additional value to the warrant holders, therefore the Company did not recognize the change.

As part of their compensation related to the Private Placement, Commonwealth and PJSC received warrants to purchase an aggregate of 167.599 Units (which are identical to the units sold in the Private Placement). The warrants are exercisable at $100,000 per Unit commencing on the date of issuance and for seven years thereafter. The Company valued the unit warrants at $6.15 million.

See additional disclosures under the caption Private Placement in Note 5 Bridge Financing and Note 20 Series C Convertible Preferred Stock.

NOTE 23 - BENEFICIAL CONVERSION FEATURE - SERIES C PREFERRED STOCK

The value of the “in the money” conversion feature for the Series C Preferred Stock as of the closings of the Private Placement approximated $44.114 million. The value was charged as deemed dividends, which increased accumulated deficit for the fiscal year ended June 30, 2000.

The “in the money” conversion feature was calculated on each closing of the Private Placement as the difference in the market price of the Company’s Common Stock on the date of such closing versus the conversion price of the Series C Preferred Stock multiplied by the number of shares of Common Stock that the Series C Preferred Stock would convert into. The “in the money” conversion feature is limited to the gross proceeds less the valuation of the associated Common Stock warrants.

Note 24 - NET LOSS PER SHARE

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

The following table reconciles the number of basic weighted average shares of common stock outstanding to the maximum diluted shares of common stock for the years ended June 30, 2001 and 2000.

U.S. WIRELESS DATA INC.
CONSOLIDATED COMMON STOCK EQUIVALENTS

                                                                      For the years ended,
                                                                June 30, 2001        June 30, 2000
                                                                -------------        -------------

Weighted average shares of common stock outstanding:              10,254,000           5,994,000
                                                                  ----------           ---------
Common Stock equivalents issued in the Series C Preferred
 Stock private placement
    Preferred stock included in units offered                      9,191,000           9,311,000
                                                                  ----------          ----------

    Investor warrants, 25% of shares in common stock               2,328,000           2,328,000
    Agent warrants, 25% of units in common stock                   2,328,000           2,328,000
    Agent warrants, 25% of shares in common stock                    582,000             582,000
    Investment company warrants, 20% of shares in common stock       466,000             466,000
    Investment company warrants,  25% of shares in common stock      116,000             116,000

Warrants, various                                                    418,000             418,000
Warrants, Comvest                                                      --              1,429,000
Warrants, Executive                                                1,344,000           1,487,000
                                                                  ----------          ----------
        Total warrants outstanding                                 7,582,000           9,154,000
                                                                  ----------          ----------
Employee options
           Outstanding, 1992 plan                                    348,000             402,000
           Outstanding, out of plan                                  338,000             505,000
           Outstanding, 2000 plan                                  2,608,000          ----------
                                                                  ----------
        Total options outstanding                                  3,294,000             907,000
                                                                  ----------          ----------

Maximum contingent consideration of common stock to
be issued for acquisitions                                         2,710,000               --
                                                                  ----------          ----------
Total outstanding warrants/options/
contingent consideration                                          22,777,000          19,372,000
                                                                  ----------          ----------
        Total Shares issued or issuable                           33,031,000          25,366,000
                                                                  ==========          ==========

NOTE 25 - INCOME TAXES

At June 30, 2001 and 2000, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $50 million and $36 million, respectively. Annual utilization of the loss carry-forwards is subject to significant limitations due to changes in the Company’s ownership, which could result in little or no benefit being derived from these carry-forwards. Future changes in ownership could further reduce the annual availability of these benefits. If unused, the carry-forwards will expire beginning in 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carry-forwards. The tax effects of significant items comprising the Company’s deferred taxes are as follows:

                                                       June 30,
                                                  2001          2000
                                                  ----          ----

       Deferred tax assets
         Net operating loss carry-forwards    $18,691,000   $13,563,000

       Inventory reserves                           6,000       185,000
       Allowance for bad debts                     21,000        28,000
       Intangibles                                322,000         --
       Accrued restructuring expense              900,000         --
       Other                                      364,000        77,000
                                              -----------   -----------

                                              $20,304,000   $13,853,000
         Valuation allowance                  (20,304,000)  (13,853,000)
                                              -----------   -----------

         Net deferred tax asset               $   --        $    --
                                              ===========   ===========

The Company has recorded a full valuation allowance on its net deferred tax assets based on current evidence which indicates that it is considered more likely than not that these benefits will not be realized. The valuation allowance increased during fiscal 2001 and 2000 by $6,451,000 and $4,138,000 respectively, due to additional losses for which no tax benefits were recorded.

NOTE 26 - EMPLOYEE BENEFIT PLAN

In April 1994, the Company established a qualified Section 401(k) Savings Plan. The Plan allows eligible employees to contribute up to 15% of their salaries on a pre-tax basis, subject to certain limitations imposed by current tax law and regulations. During fiscal year 2001, the Company contributed $42,000 to the Plan. The Company did not make any contributions to the Plan during fiscal year 2000.

NOTE 27 - RELATED PARTIES

Commonwealth was retained by the Company to provide financial advisory and other investment banking services related to the acquisition of Cellgate Technologies LLC and NXT Corporation. Investment banking fees were paid to Commonwealth during fiscal year 2001 and 2000, totaling $500,000 and $25,000, respectively. See additional disclosures of related party transactions in the Notes entitled “Bridge Financing, Series C Convertible Preferred Stock” and “Subsequent Events”. Also see the Note entitled “Stock Options” for disclosures of options granted to the Board of Directors.

On July 1, 2000, the Company issued 172,500 shares of common stock with a fair value at $352,000, to Liviakis Financial Communications, Inc. to provide public relations and investor relations services through March 15, 2000.

The Company receives from and provides services to two shareholders, Paymentech, Inc. (“PTI”), a subsidiary of First USA Inc. and its subsidiary, MerchantLink, Inc. (“MLI”) and American Express Travel related services Company, Inc. (“Amex”). The Company obtained these relationships as part of the acquisition of NXT Corporation in December 2000, therefore, activity for the year ended June 30, 2000 was $0.

PTI

During 2001, the Company recorded approximately $509,000 in revenue from PTI for transaction fees, monthly data transport services, leased line revenue, and software development services. At June 30, 2001 accounts receivable from PTI were approximately $85,000.

MLI

MLI uses the NXT, a wholly owned subsidiary of the Company, for transaction transport services as contracted for in a service agreement dated June 21, 1996. The Company leases office space from MLI, which expires on August 30, 2001. During 2001, the Company recorded costs related to the leased office space and network monitoring fees of $134,000. During 2001, the Company recorded revenue of approximately $1,086,000. At June 30, 2001, accounts receivables from MLI were approximately $570,000 and accounts payables were $5,000.

Amex

Pursuant to an agreement with Amex dated January 29, 1996 as amended on October 16, 1997, February 11, 1999, May 10, 1999, December 30, 1999, May 24, 2000, August 22, 2000 and December 22, 2000 (the “Agreement” or the “amended Agreement”), the Company provides to and receives from Amex various services related to transport and management of credit card transactions. In 2001, the Company recorded revenue from Amex of approximately $21,000, from transaction management fees, leased line reimbursements, software development and other services. The Company also recognized costs of sales to Amex of approximately $1,600,000 for transaction transport services, host connection fees and transaction commissions during 2000. As of June 30, 2001, included in accounts payable balance was approximately $670,000, due to Amex and $2,000, included in accounts receivable due from Amex.

NOTE 29 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information:

$232,000 and $332,000 was paid in cash for interest for the year ended June 30, 2001 and 2000, respectively.

Supplemental disclosure of non-cash financing and investing activities:

Year ended June 30, 2001

1.	Conversion of 77,125 shares of Series C Preferred Stock into 119,782 shares of Common Stock.
2.	Issuance of 563,000 shares of common stock and 468,000 shares of contingent consideration to CellGate shareholders, valued at approximately $1,969,000 and $1,642,000, respectively.
3.	Issuance of 1,125,000 shares of common stock and 2,242,000 shares of contingent consideration to NXT shareholders, valued at approximately $2,109,000 and $4,203,000, respectively.
4.	Change in par value from no par value and $1.00 stated value to $0.01 par value.
5.	The assets acquired and the liabilities assumed related to the acquisition of Cellgate Technologies, LLC and NXT Corporation were $5,683,000 and $6,561,000, respectively.

Year ended June 30, 2000

1.	Issuance of 727,273 shares of Common Stock, paid by reducing notes payable of $450,000.
2.	Conversion of $1,000,000 6% convertible debenture into 718,018 shares of Common Stock.
3.	Accretion on mandatory redeemable preferred stock of $982,000, including accrued dividends of $84,000.
4.	Conversion of 751,610 shares of Series A preferred stock and accrued dividends to 1,134,113 shares of Common Stock.
5.	Issuance of 443,077 shares of Common Stock to Liviakis Financial Communications.
6.	Issuance of 243,000 shares of Common Stock distributable.
7.	Issuance of warrants to purchase 197,500 shares of Common Stock as an inducement for the redemption of Series B preferred stock.
8.	Recording of “in the money conversion feature” on Series C preferred stock for $44,114,000 reflected as a preferred stock dividend.
9.	Series B preferred stock dividends waived in the amount of $91,000.

NOTE 30 - COMMITMENTS AND CONTINGENCIES

The Company has entered into leases for certain computer equipment and facility leases. Future minimum lease payments under non-cancelable operating leases and the present value of future minimum lease payments as of June 30, 2001, are as follows:

                                       Equipment      Facility
     For fiscal year ending June 30:     Leases        Leases
                                       ---------      --------

2002                                 $  39,000     $  1,368,000
2003                                    11,000        1,303,000
2004                                                  1,279,000
2005                                                  1,304,000
2006                                                  1,379,000
Thereafter                                            4,943,000
                                     ---------     ------------
Total minimum payments required      $  50,000     $ 11,576,000
                                     =========     ============

As a security deposit for the Company’s New York facility, the Company maintains a letter of credit in the amount of $456,300. The Company has restricted cash of $459,000 on deposit in a money market fund maintained by the bank as collateral for the letter of credit.

The Company is obligated through September 29, 2001 under a lease for its former office facility located in New York, which the Company vacated as of the close of business on August 31, 2000. The future minimum lease commitment for the period July 1, 2001 through the date of expiration is $55,000. The Company has subleased this facility for the balance of the Company’s lease term. Future rental income is expected to be $64,000 for fiscal year 2002. The associated costs of effectuating the sublease approximate the excess sublease revenue.

The Company has employment agreements with four of its executive officers. The agreements are for initial terms of two years, with automatic one-year extensions after the initial term. As of June 30, 2001, the employment agreements commit the Company to annual salary compensation of $900,000 and annual discretionary bonuses of approximately $575,000. The agreements include provisions for severance payments upon termination under certain conditions.

The Company has an exclusive contract with Tellus Technology Inc. (“Tellus”), assumed as part of the Cellgate acquisition, for the development and manufacture of wireless IP modem adapters. The agreement calls for the Company to pay Tellus non-recurring development fees, software development fees and to reimburse Tellus for certain development personnel expenses incurred. The agreement also describes pricing terms and conditions for the sale of the wireless IP modem adapters to the Company. The term of the contract is through February 2002, unless terminated earlier in accordance with the provisions of Article 10 of the agreement.

In connection with the agreement with Tellus, the Company has, through the issuance and acceptance of purchase orders, committed to purchase 19,000 wireless IP modem adapters at $195 per modem. These modems are deliverable within eighteen months of successful completion of the “critical design review”, as that term is defined in the Tellus agreement. In the event the Company does not take delivery of at least 100,001 modems within the initial thirty-six months, pricing of the modems will be adjusted up to a maximum of $225 per modem and an appropriate adjustment charge for the actual number of modems delivered will be charged to the Company. The Company has received the 19,000 units as of June 30, 2001.

The Company has contracted with Williams Technology Solutions (“Williams”) to develop and manage the Company’s network and server systems. The Company owns all equipment and software and contracts directly with the various communication carriers for communication links. Williams provides the personnel to develop server software and to operate the Company’s systems on a 24 hours a day, 7-days per week basis. The Company’s servers reside in the Williams facility in Earth City, Missouri. This facility is a communications center with full diversity for all communications connections and generator back up for power. The term of this contract is three years with a 30-day cancellation option. The Company has the option to hire the Williams staff if the Company desires to assume operational responsibility for the network and servers.

The Company has three agreements with AT&T Wireless Data, Inc. (“AT&T Wireless”). The Intellectual Property License Agreement grants the Company a non-exclusive license to the proprietary technology of AT&T Wireless. Subject to the terms of this agreement, the Company will own the rights to any developed or enhanced technology that takes place during the four-year term of the contract. In addition, AT&T Wireless cannot license the patents to a third party for four years from commercial launch of the wireless IP modem adapters. The contract calls for the Company to maintain a comprehensive general liability insurance policy of at least $2 million during the term of the contract. The CDPD Value Added Reseller Agreement sets forth the pricing of AT&T Wireless services to the Company such as line access fees, usage charges, and volume discounts. The term of this agreement is through 2001 and is renewable thereafter on a month-to-month basis. The Data Marketing Agreement designates the Company as a reseller of AT&T Wireless Data services.

In connection with the Company’s Data Marketing Agreement with AT&T Wireless, the Company is required to pay a marketing and support services fee in the amount of $500,000 on the last day of the 36th month following “commercial launch”, as defined in the CDPD Value Added Reseller Agreement (“VAR Agreement”), in the event that the Company has not achieved at least 40,000 active “end users”, as defined in the VAR Agreement, as of such date. Moreover, the Company, within one year of the date of the VAR Agreement, shall maintain a minimum of 500 active numbers. Within eighteen months of the date of the VAR Agreement, the Company shall maintain a minimum of 10,000 active numbers. Within two years of the date of the VAR Agreement, the Company shall maintain a minimum of 20,000 active numbers. If such minimums are not met, the Company will not be eligible for the Customer Rate Plan and will receive service on the Standard VAR Rate Plan, as defined in the VAR Agreement. If the Company fails to meet a minimum number requirement on a date as set forth in the VAR Agreement, but does meet a subsequent minimum number requirement, the Company will become eligible for the Customer Rate Plan following its satisfaction of the subsequent minimum number requirement. In addition, failure to meet minimum number requirements shall give rise to AT&T Wireless’ right to terminate under section 7.2 of the VAR Agreement.

NOTE 31 – LITIGATION

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to legal proceedings arising in the ordinary course of our business.

NOTE 32 - SUBSEQUENT EVENTS

Consolidation of technical and network operations facilities

As part of the Company’s consolidation of its technical and network operations and the closure of our Bethesda, Maryland facility, a restructuring charge for $1.2 million will be recorded in the first quarter of fiscal year 2002. The charge is related to the cost of involuntary severance, related benefits and relocation for 32 technical, operations, engineering and administrative employees located in our Bethesda, Maryland and Palmer Lake, Colorado facilities. This consolidation is expected to be substantially completed by December 31, 2001. (Refer to additional disclosures in Note 11 – Restructuring Expenses)

PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING FINANCIAL DISCLOSURE

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item will be included in our Proxy Statement for the 2001 Annual Meeting of the Shareholders under the caption “Directors and Executive Officers” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2001, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2001 Annual Meeting of the Shareholders under the caption “Executive Compensation” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2001, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND

MANAGEMENT

The information required by this Item will be included in our Proxy Statement for the 2001 Annual Meeting of the Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2001, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in our Proxy Statement for the 2001 Annual Meeting of the Shareholders under the caption “Certain Relationships and Related Transactions” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2001, and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number            Description of Exhibit

3.1	Amended Articles of Incorporation (8)

3.2	Articles of Amendment to the Articles of Incorporation (including Designation of Series B Cumulative Convertible Redeemable Preferred Stock) filed by us on April 29, 1999 (18)

3.3	Articles of Amendment to Articles of Incorporation (including Removal from Designation of Series A Preferred Stock) filed by us with the Colorado Secretary of State on March 9, 2000 (including Certificate of Correction filed March 16, 2000) (30)

3.4	Articles of Amendment to Articles of Incorporation (including Designation of Series C Convertible Redeemable Preferred Stock) filed by us with the Colorado Secretary of State on March 10, 2000 (including Certificate of Correction filed March 16, 2000) (25)

3.5	Articles of Amendment to Articles of Incorporation filed with the Colorado Secretary of State on September 22, 2000 (including removal from Designation of Series B Preferred Stock) (30)

3.6	Amended Bylaws (3)

4.1	Specimen Common Stock Certificate (4)

4.2	1992 Stock Option Plan, as amended (7)

4.3	2000 Stock Option Plan (including forms) (29)

4.4	Common Stock Purchase Warrant issued to Kenneth DeJohn on or about May 1, 1993 (5)

4.5	Form of Common Stock Purchase Warrant issued to John Liviakis and Robert Prag as of August 4, 1997 (included in Exhibit 10.11)

4.6	Common Stock Purchase Warrant dated December 10, 1997 issued to JW Genesis Securities, Inc. (10)

4.7	Common Stock Purchase Warrant dated March 12, 1998, issued to entrenet Group, LLC (12)

4.8	Common Stock Purchase Warrant issued to James B. Walters on or about April 12, 1993 (5)

4.9	Agreement to Amend Stock Purchase Warrant effective April 1, 1998 with James Walters (13)

4.10	Common Stock Purchase Warrant dated June 26, 1998 issued to RBB Bank Aktiengesellschaft (13)

4.11	Form of Common Stock Purchase Warrant issued to a 6% Debenture Purchasers and JW Genesis Securities, Inc. as of July 21-27, 1998 (11)

4.12	Form of Registration Rights Agreement for 6% Convertible Subordinated Debentures Due July 21, 2000 and Common Stock Purchase Warrant issued to 6% Debenture Purchasers and JW Genesis Securities, Inc. as of July 21-27, 1998 (11)

4.13	Form of Common Stock Purchase Warrants issued to Certain Holders of Series A Preferred Stock participating in the modifications to the terms of the Series A Preferred Stock (which was effective as of September 17, 1998) (15)

Exhibit
Number            Description of Exhibit

4.14	Form of Common Stock Purchase Warrant issued to Charles Burtzloff in conjunction with the $500,000 loan made to us as of November 1, 1998 (15)

4.15	Form of Warrant issued by us (24)

4.16	Commitment Letter dated as of December 30, 1999, between us and the bank affiliate lender (24)

4.17	Form of 8% Senior Secured Promissory Note (24)

4.18	Form of General Security Agreement dated as of December 30, 1999, between us and the lenders (24)

4.19	Letter dated as of December 30, 1999, addressed to the lender from Dean M. Leavitt (24)

4.20	Form of Unit Warrant (25)

4.21	Form of Subscription Agreement (25)

4.22	Form of Placement Agent Warrant (25)

4.23	Form of Peter J. Solomon Securities Company Limited Warrant (25)

4.24	Form of Bold Street, LLC Warrant (25)

4.25	Form of Warrant Amendment Agreement, dated as of September 7, 2000, by and between U.S. Wireless Data, Inc. and unit purchase warrant holders (26)

4.26	Common Stock Purchase Warrant issued to Dean M. Leavitt as of May 3, 1999 (19)

4.27	Form of Stock Option Agreement under 1992 Stock Option Plan (23)

4.28	Non-Qualified Common Stock Option issued to Rod L. Stambaugh, effective as of May 13, 1999 (23)

4.29	Non-Qualified Common Stock Option issued to Robert E. Robichaud, effective as of May 13, 1999 (23)

4.30	Form of Nonqualified Stock Option Certificate issued to Edwin M. Cooperman dated March 29, 2000 (27)

4.31	Form of Nonqualified Stock Option Certificate issued to Michael S. Falk dated March 29, 2000 (27)

4.32	Form of Nonqualified Stock Option Certificate issued to Barry A. Kaplan dated March 29, 2000 (27)

4.33	Form of Nonqualified Stock Option Certificate issued to Amy L. Newmark dated March 29, 2000 (27)

4.34	Form of Nonqualified Stock Option Certificate issued to Charles I. Leone dated February 15, 2000 (27)

4.35	Form of Common Stock Purchase Warrant (originally issued to Dean M. Leavitt as of May 3, 1999), as re-executed as of January 4, 2000 to reflect repricing authorized as of such date (27)

4.36	Form of Common Stock Purchase Warrant for 22,500 shares issued to RBB Bank dated January 20, 2000 (27)

4.37	Form of Common Stock Purchase Warrant for 15,000 shares issued to Lippert/Heilshorn & Associates, Inc. dated March 28, 2000 (27)

Exhibit
Number            Description of Exhibit

4.38	Form of Common Stock Purchase Warrant for 50,000 shares issued to Cornell Consulting International, Inc. dated March 28, 2000 (27)

4.39	Form of Common Stock Purchase Warrant for 25,000 shares issued to Cornell Consulting International, Inc. dated May 4, 2000 (27)

4.40	Lock-up Agreement between us, John M. Liviakis and Liviakis Financial Communications, Inc. dated March 15, 2000 (28)

10.1	AT&T CDPD Value Added Reseller Agreement dated April 30, 1997** (6)

10.2	Bell Atlantic AIRBRIDGE Packet Service Agreement dated August 12, 1997** (6)

10.3	GTE Mobilnet Communications Service and Equipment Agreement dated August 1, 1997** (6)

10.4	Liviakis Financial Communications, Inc. Consulting Agreement and forms of Subscription Agreements for the purchase of U.S. Wireless Data, Inc. Common Stock and Warrants from John M. Liviakis and Robert B. Prag and effective as of July 25, 1997 (6)

10.5	Member Service Provider Sales and Service Credit Card Processing Agreement between U.S. Wireless Data, Inc. and NOVA Information Systems, Inc. dated January 1, 1997** (6)

10.6	Underwriting Agreement between us, RAS Securities Corp., Walford & Company, Incorporated and Thomas James Associates, Inc. dated December 2, 1993 (2)

10.7	Merchant Marketing and Services Agreement with National Bank of Commerce dated March 9, 1998** (12)

10.8	Assignment Agreement (with Escrow Provisions) with Richard P. Draper, Tillicombe International LDC and Ireland, Stapleton, Pryor & Pascoe, P.C., as escrow agent, dated March 12, 1998 (12)

10.9	Form of Option Purchase and Assignment Agreement (relating to assignment of call option on Tillicombe stock) (12)

10.10	Joint CDPD Sales and Marketing Agreement with Bell Atlantic Mobile dated as of March 23, 1998** (12)

10.11	Engagement Agreement between us and entrenet Group, LLC, dated as of March 12, 1998 (12)

10.12	Joint Marketing and Operating Agreement with Ameritech Mobile Communications, Inc. dated July 16, 1998 (11)

10.13	Amendment dated September 9, 1998 to GTE Mobilnet Communications Service and Equipment Agreement dated August 1, 1997 (15)

10.14	Employment Agreement between us and Dean M. Leavitt entered into as of May 3, 1999 (19)

10.15	Indemnification Agreement between us and Dean M. Leavitt entered into as of May 3, 1999 (19)

10.16	Software License Agreement - Maverick International Processing Service, Inc. - May 28, 1999 (19)

10.17	Form of Redemption Agreement between us and Bold Street, LLC dated January 31, 2000 (27)

10.18	Form of Repurchase Agreement between us and RBB Bank Aktiengesellschaft dated January 31, 2000 (27)

Exhibit
Number            Description of Exhibit

10.19	Form of Purchase Agreement between us and The Cuttyhunk Fund dated May 3, 2000 (27)

10.20	Form of Purchase Agreement between us and Tonga Partners Fund dated May 3, 2000 (27)

10.21	Form of Employment Agreement between us and Charles I. Leone dated February 11, 2000 (27)

10.22	Form of Amended and Restated Employment Agreement between us and Charles I. Leone dated September 7, 2000 (30)

10.23	Form of Employment Agreement between us and Peter J. Adamski dated September 11, 2000 (30)

10.24	Form of lease agreement for the 20th floor at 750 Lexington Avenue dated May 22, 2000 (30)

10.25	Form of Employment Agreement between us and Chris O'Hara dated December 14, 2000*

10.26	Form of Employment Agreement between us and Rick J. DeVincenzo dated December 20, 2000*

10.27	Form of Amended and Restated Employment Agreement between us and Dean M. Leavitt dated December 20, 2000*

16	Letter from PricewaterhouseCoopers LLP to the United States Securities and Exchange Commission dated August 12, 1999 (22)

_____________________________________
*	Filed herewith.

**	Confidential treatment for certain portions of this document were granted to us pursuant to Commission Rule 24b-2 promulgated under of the Securities Exchange Act of 1934 and/or Rule 406 promulgated under the Securities Act of 1933, as identified on the first page of the document, and at the specific item in the document for which such treatment has been requested. The omitted material was filed separately with the Commission pursuant to Rules 24b-2 and/or 406.

(1)	Incorporated by reference from the like-named exhibit filed with our Registration Statement on Form SB-2, effective on or about December 2, 1993 (SEC File No. 33-69776).

(2)	Incorporated by reference from the like-named exhibit filed with Amendment No. 5 to our Registration Statement on Form SB-2, SEC File No. 33-69776-D (filed on December 2, 1993).

(3)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1995, filed on October 13, 1996 (SEC Control No. 95201388).

(4)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1996, filed on October 21, 1996 (SEC Control No. 96645557).

(5)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB/A (Amendment No. 2) for the Fiscal Year Ended June 30, 1997, filed on January 2, 1998.

(6)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB/A (Amendment No. 3) for the Fiscal Year Ended June 30, 1997, filed on February 25, 1998.

(7)	Incorporated by reference from the like-named exhibit filed as Exhibit C to our Definitive Revised Proxy Statement for the 1997 Annual Meeting of Stockholders held on February 6, 1998, filed on January 14, 1998.

(8)	Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1997, filed on February 23, 1998.

(9)	Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10- QSB/A (1st Amendment) for the fiscal quarter ended December 31, 1997, filed on March 18, 1998.

(10)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of November 14, 1997 (earliest event reported), filed on December 17, 1997.

(11)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of July 16, 1998 (earliest event reported), filed on July 31, 1998.

(12)	Incorporated by reference from the like-named exhibit filed with our Registration Statement on Form SB-2 (SEC File No. 333-52625) as of May 14, 1998.

(13)	Incorporated by reference from the like-named exhibit filed with Amendment No. 1 to our Registration Statement on Form SB-2 (SEC File No. 333-52625) as of July 16, 1998.

(14)	Incorporated by reference from the like-named exhibit filed with Amendment No. 2 to our Registration Statement on Form SB-2 (SEC File No. 333-52625) as of August 3, 1998.

(15)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1998, filed on December 18, 1998.

(16)	Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1998, filed on January 28, 1999.

(17)	Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1999, filed on May 18, 1999.

(18)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of May 6, 1999 (earliest event reported), filed on May 11, 1999.

(19)	Incorporated by reference from the like-named exhibit filed with our Registration Statement on Form SB-2 (SEC File No. 333-81897), filed on June 30, 1999.

(20)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K/A Reporting an Event of July 1, 1999 (earliest event reported), filed on July 26, 1999.

(21)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of July 1, 1999 (earliest event reported), filed on July 22, 1999.

(22)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K/A Reporting an Event of August 5, 1999 (earliest event reported), filed on August 20, 1999.

(23)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1999, filed on October 14, 1999.

(24)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of December 23, 1999 (earliest event reported), filed on January 12, 2000.

(25)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K/A Reporting an Event of March 28, 2000 (earliest event reported), filed on April 18, 2000.

(26)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of September 7, 2000 (earliest event reported), filed on September 19, 2000.

(27)	Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2000, filed on May 15, 2000.

(28)	Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended March 31, 2000, filed on May 23, 2000.

(29)	Incorporated by reference from the like-named exhibit filed with our Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders held on September 7, 2000, filed on August 9, 2000.

(30)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 2000, filed on September 28, 2000.

SIGNATURES

        In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 2001                                                                          U.S. WIRELESS DATA, INC.

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

Signatures                            Title                                      Date
----------                            -----                                      ----

/s/ Dean M. Leavitt
----------------------------------
Dean M. Leavitt                       Chief Executive Officer and Chairman       September 28, 2001
                                      of the Board of the Company
                                      (Principal Executive Officer)
/s/ Rick J. DeVincenzo
----------------------------------
Rick J. DeVincenzo                    Chief Financial Officer                    September 28, 2001

/s/ Edwin M. Cooperman
----------------------------------
Edwin M. Cooperman                    Director                                   September 28, 2001

/s/ Michael S. Falk
----------------------------------
Michael S. Falk                       Director                                   September 28, 2001

/s/ Barry A. Kaplan
----------------------------------
Barry A. Kaplan                       Director                                   September 28, 2001

/s/ Amy L. Newmark
----------------------------------
Amy L. Newmark                        Director                                   September 28, 2001

/s/ Alvin C. Rice
----------------------------------
Alvin C. Rice                         Director                                   September 28, 2001

/s/ Chester N. Winter
----------------------------------
Chester N. Winter                     Director                                   September 28, 2001