Form 10QSB
period 2001-09-30
U S WIRELESS DATA INC
filed 2001-11-14
CIK 895716

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

                           [X]    Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act
                                     of 1934 for the quarterly period ended September 30, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X]     No [  ]

As of October 31, 2001, there were outstanding 12,256,544 shares of the Registrant’s Common Stock ($0.01 par value per share).

Transitional Small Business Disclosure Format. Yes [  ]     No [X]

U.S. WIRELESS DATA, INC.
TABLE OF CONTENTS

Part I — FINANCIAL INFORMATION                                                                                                   Page

ITEM 1. Financial Statements

        Consolidated Balance Sheets as of
                September 30, 2001 and June 30, 2001............................... 3

        Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000.................................. 4

        Consolidated Statements of Stockholders' Equity for the three months ended September 30, 2001.................................... 5

        Consolidated Statements of Cash Flows for the three months ended
                September 30, 2001 and 2000........................................ 6

        Notes to Consolidated Financial Statements.............................. 7-12

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations and Risk Factors............................. 15-24

Part II — OTHER INFORMATION

ITEM 1. Legal Proceedings......................................................... 27
ITEM 2. Changes in securities and use of proceeds................................. 27
ITEM 3. Defaults upon senior securities........................................... 27
ITEM 4. Submission of matters to a vote of security holders....................... 27
ITEM 5. Other information......................................................... 27
ITEM 6. Exhibits and Reports on Form 8-K ......................................... 27

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                      September 30,     June 30,
                                                                      ------------      -------
                                                                          2001           2001
                                                                          ----           ----
ASSETS
Current assets:
     Cash and cash equivalents ...................................   $  14,501,000    $  18,205,000
     Accounts receivable, net of allowance for
        doubtful accounts of $84,000 and $55,000
        at September 30 and June 30, 2001,
        respectively .............................................       1,432,000        1,515,000
     Inventory, net ..............................................       3,968,000        3,923,000
     Notes receivable ............................................          88,000           87,000
     Other current assets ........................................         435,000          472,000
                                                                     -------------    -------------
                Total current assets .............................      20,424,000       24,202,000

Property and equipment, net ......................................       2,671,000        2,818,000
Segregated cash ..................................................         822,000          769,000
Intangible assets, net ...........................................      15,163,000       15,739,000
Other assets .....................................................          93,000           93,000
                                                                     -------------    -------------

                Total assets .....................................   $  39,173,000    $  43,621,000
                                                                     =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ............................................   $   1,785,000    $   2,258,000
     Accrued restructuring expense, current portion ..............       1,672,000        2,400,000
     Accrued liabilities .........................................       1,518,000        1,538,000
     Other current liabilities ...................................         184,000          261,000
     Obligation under capital lease, current portion .............         953,000          793,000
                                                                     -------------    -------------
                Total current liabilities ........................       6,112,000        7,250,000

Deferred rent expense ............................................         285,000          275,000
Accrued restructuring expense, less current portion ..............       1,215,000             --
Other liabilities, less current portion ..........................         110,000          109,000
Obligation under capital lease, less current portion .............         725,000        1,074,000
                                                                     -------------    -------------

                Total liabilities ................................       8,447,000        8,708,000
                                                                     -------------    -------------

Commitments and contingencies
Contingent consideration for acquisitions (Note 6) ...............       3,012,000        3,012,000
                                                                     -------------    -------------
Stockholders' equity:
   Preferred stock, 25,000,000 shares authorized
        Series C convertible, at $.01 par value, liquidation value
        $10.00 per share, aggregating $52,307,000 and $55,145,000
        at September 30 and June 30, 2001, respectively. 8,450,000 shares authorized, 5,230,725 and 5,514,475 issued and
        outstanding at September 30 and June 30, 2001,
        respectively .............................................          52,000           55,000
   Common stock, 200,000,000 shares authorized at $.01 par value;
       11,951,333 and 11,478,419 shares issued and outstanding at
       September 30 and June 30, 2001, respectively ..............         119,000          115,000
   Contingent consideration (Note 6) .............................       5,845,000        5,845,000
   Additional paid-in capital ....................................     137,025,000      137,028,000
   Unearned compensation .........................................      (2,267,000)      (2,639,000)
   Accumulated deficit ...........................................    (113,060,000)    (108,503,000)
                                                                     -------------    -------------

                Total stockholders' equity .......................      27,714,000       31,901,000
                                                                     -------------    -------------

Total liabilities and stockholders' equity .......................   $  39,173,000    $  43,621,000
                                                                     =============    =============

Accompanying notes are an integral part of the financial statements

The above statement gives retroactive effect to a 1 for 4 reverse stock split that was effectuated on October 18, 2000.

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                         For the three months ended
                                                         September 30,  September 30,
                                                             2001            2000
                                                       --------------   -----------
Net revenues
   Service revenue
      Activation fees ..............................   $     70,000    $     39,000
      Monthly fees .................................        527,000          87,000
      Transaction fees .............................      1,323,000          14,000
                                                       ------------    ------------
           Total service fees ......................      1,920,000         140,000
   Product sales ...................................        330,000          11,000
                                                       ------------    ------------
           Total revenue ...........................      2,250,000         151,000
                                                       ------------    ------------
Cost of revenues
      Services .....................................      1,316,000          98,000
      Product sales ................................        228,000           8,000
                                                       ------------    ------------
           Total cost of revenue ...................      1,544,000         106,000
                                                       ------------    ------------
Gross profit .......................................        706,000          45,000
                                                       ------------    ------------
Operating expenses
Selling, general and administrative
    (exclusive of non-cash compensation) ...........      2,835,000       2,752,000
Non-cash compensation ..............................        372,000         370,000
                                                       ------------    ------------
           Total selling, general and administrative      3,207,000       3,122,000

Depreciation and amortization ......................        875,000          88,000
Research and development ...........................        688,000         394,000
Restructuring expense ..............................        625,000            --
                                                       ------------    ------------
           Total operating expense .................      5,395,000       3,604,000
                                                       ------------    ------------

Loss from operations ...............................     (4,689,000)     (3,559,000)
Interest income ....................................        163,000         627,000
Interest expense ...................................        (92,000)           --
Other income, net ..................................         61,000           4,000
                                                       ------------    ------------
Net loss ...........................................     (4,557,000)     (2,928,000)
                                                       ------------    ------------
Net loss available to common stockholders' .........   $ (4,557,000)   $ (2,928,000)
                                                       ============    ============

Basic and diluted net loss per share ...............   $      (0.38)   $      (0.35)
                                                       ============    ============

Weighted average common shares outstanding (basic
  and diluted) .....................................     11,853,000       8,335,000
                                                       ============    ============

Accompanying notes are an integral part of the financial statements

The above statement gives retroactive effect to a 1 for 4 reverse stock split that was effectuated on October 18, 2000.

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                          Series C Preferred                  Common Stock           Additional
                                        ----------------------           ----------------------        Paid in
                                        Shares           Amount          Shares          Amount        Capital
                                        -----            ------          ------          ------      -----------
Balance at June 30, 2000 ......       5,586,600    $      56,000        8,098,637   $   8,099,000    $ 124,902,000
Exercise of stock
  warrants ....................            --               --          1,572,000          16,000           46,000
Non cash compensation .........            --               --               --              --               --
Issuance of common stock
  and contingent
  consideration to CellGate ...            --               --            563,000           6,000        1,963,000
Issuance of common stock and
  contingent consideration to NXT
  shareholders' ...............            --               --          1,125,000          11,000        2,098,000
Conversion of Preferred
  stock .......................         (72,125)          (1,000)         119,782           1,000             --
Adjustment to reflect par and
  stated value change .........            --               --               --        (8,018,000)       8,018,000
Net Loss ......................            --               --               --              --               --
                                     ----------    -------------    -------------   -------------    -------------
Balance at June 30, 2001 ......       5,514,475    $      55,000       11,478,419   $     115,000    $ 137,027,000

Non cash compensation .........            --               --               --              --               --
  Conversion of Preferred
  C Stock .....................        (283,750)          (3,000)         472,914           4,000           (2,000)
Net Loss ......................            --               --               --              --               --
                                     ----------    -------------    -------------   -------------    -------------
Balance at September
  30, 2001 ....................       5,230,725    $      52,000       11,951,333   $     119,000    $ 137,025,000
                                     ==========    =============    =============   =============    =============

                                          Contingent Consideration                                      Total
                                          ------------------------   Unearned        Accumulated     Stockholders'
                                         Shares        Amount      Compensation        Deficit          Equity
                                         ------        ------      ------------     -----------     -------------

Balance at June 30, 2000 ......            --     $        --     $  (4,119,000)   $ (89,246,000)   $  39,692,000
Exercise of stock
  warrants ....................            --              --              --               --             62,000
Non cash compensation .........            --              --         1,480,000             --          1,480,000
Issuance of common stock
  and contingent
  consideration to CellGate ...         468,000       1,642,000            --               --          3,611,000
Issuance of common stock and
  contingent consideration to NXT
  shareholders' ...............       2,242,000       4,203,000            --               --          6,312,000
Conversion of Preferred
  stock .......................            --              --              --               --               --
Adjustment to reflect par and
  stated value change .........            --              --              --               --               --
Net Loss ......................            --              --              --        (19,257,000)     (19,257,000)
                                  -------------   -------------   -------------    -------------    -------------
Balance at June 30, 2001 ......       2,710,000   $   5,845,000   $  (2,639,000)   $(108,503,000)   $  31,900,000

Non cash compensation .........            --              --           372,000             --            372,000
  Conversion of Preferred
  C Stock .....................            --              --              --               --             (1,000)
Net Loss ......................            --              --              --         (4,557,000)      (4,557,000)
                                  -------------   -------------   -------------    -------------    -------------
Balance at September
  30, 2001 ....................       2,710,000   $   5,845,000   $  (2,267,000)   $(113,060,000)   $  27,714,000
                                  =============   =============   =============    =============    =============

Accompanying notes are an integral part of the financial statements

The above statement gives retroactive effect to a 1 for 4 reverse stock split that was effectuated on October 18, 2000.

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                  For the three months ended
                                                                                        September 30,
                                                                                  --------------------------
                                                                                     2001            2000
                                                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................................   $ (4,557,000)   $ (2,928,000)
Adjustments to reconcile net loss to net cash used in
    operating activities:
          Depreciation and amortization ....................................        875,000          88,000
          Bad debt expense .................................................         35,000            --
          Deferred rent ....................................................         10,000         105,000
          Non-cash consulting services and other ...........................        372,000         370,000
          Loss on asset disposal ...........................................           --             5,000
          Changes in current assets and liabilities:
                Accounts receivable ........................................         49,000         (92,000)
                Inventory ..................................................        (45,000)          5,000
                Notes receivable ...........................................         (1,000)         (2,000)
                Other current assets .......................................        (14,000)        (72,000)
                Other assets ...............................................           --          (176,000)
                Accounts payable ...........................................       (473,000)        672,000
                Accrued liabilities ........................................        (26,000)        574,000
                Accrued restructuring expense ..............................        487,000            --
                Other current liabilities ..................................        (77,000)           --
                                                                               ------------    ------------
                      Net cash used in operating activities ................     (3,365,000)     (1,451,000)
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment ...............................       (100,000)     (1,155,000)
          Segregated cash ..................................................         (3,000)       (117,000)
          Net payment for purchase acquisition, net of cash acquired .......        (52,000)           --
          Decrease in deposits .............................................           --           107,000
          Decrease in other assets .........................................           --             8,000
                                                                               ------------    ------------
                      Net cash used in investing activities ................       (155,000)     (1,157,000)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from exercise of warrants and options ...................           --            57,000
          Payments of obligations under capital lease ......................       (184,000)           --
                                                                               ------------    ------------
                      Net cash (used in) provided by financing activities ..       (184,000)         57,000
                                                                               ------------    ------------

Net decrease in cash .......................................................     (3,704,000)     (2,551,000)

Cash and cash equivalents, beginning of period .............................     18,205,000      39,231,000
                                                                               ------------    ------------
Cash and cash equivalents, end of period ...................................   $ 14,501,000    $ 36,680,000
                                                                               ============    ============

Accompanying notes are an integral part of the financial statements

The above statement gives retroactive effect to a 1 for 4 reverse stock split that was effectuated on October 18, 2000.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - THE COMPANY

U.S. Wireless Data, Inc. (“USWD” or the “Company”) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. U.S. Wireless Data, Inc. is a premier provider of transaction delivery and gateway services to the payments processing industry. The Company provides credit card processors, merchant acquirers, banks, and their respective sales organizations with turnkey wireless and other IP-based transaction management services. The Company also provides those entities with proprietary wireless enabling products designed to displace conventional telephone lines. These products may be utilized by conventional card accepting retailers as well as emerging card accepting market segments such as quick service restaurants (fast foods), taxis and limousines, in-home service provider contractors, delivery services, vending machines, sporting events, and outdoor markets. Our products may also be used in conjunction with dial-up ATMs and PC-based electronic cash registers and other types of integrated point-of-sale systems.

On October 6, 2000, authorized capital was increased to 225,000,000 shares, 200,000,000 of which were $.01 par value common stock and 25,000,000 of which were $.01 par value preferred stock.

Note 2 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of U.S. Wireless Data, Inc. and its subsidiary. The Consolidated Balance Sheets as of September 30, 2001 and June 30, 2001, the Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000, and the Consolidated Statements of Cash Flows for the three months ended September 30, 2001 and 2000 have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the consolidated financial statements. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report for the year ended June 30, 2001 on Form 10-KSB.

The common stock and per share prices in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the 1 for 4 reverse stock split that was effectuated on October 18, 2000.

Note 3 – BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary NXT Corporation (“NXT”). All intercompany accounts and transactions have been eliminated in consolidation.

Note 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for the following issues: (1) the definition of employee for purposes of applying Opinion 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000. The Company elected to early adopt FIN 44 in March 2000.

In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

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

In July 2001 the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of SFAS 143 on the financial statements of the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amends ARB No. 51, Consolidate Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standard on existing long-lived assets and plans to adopt the new accounting standard in its financial statements for the fiscal year ending June 2003.

Note 5 – RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. During the fourth quarter of fiscal year 2001, the Company changed the methodology for recording research and development expense. Previously, the Company had been recording research and development expense based upon a percentage allocation of certain departments. During the fourth quarter of fiscal year 2001, the Company determined a more accurate method of recording research and development expense based upon certain departments as a whole. Costs that were originally reported in selling, general and administrative expense, have been reclassified and are now recorded as research and development expense.

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

In addition, the Company will be paying a maximum of $2,812,00 in cash, and issuing approximately 468,000 shares of the Company’s Common Stock on December 1, 2001. The agreement provides for the following: if the average Closing Price (as defined in the Asset Purchase Agreement dated October 30, 2000) of the Company’s Common Stock for the twenty (20) consecutive trading days ending with the trading day immediately preceding the one-year anniversary of the closing date is less than $16.00 per share (as adjusted for any stock splits, stock dividends or similar events), such additional consideration shall be an amount equal to: (i) the number of the shares which have not previously been sold or transferred, subject to certain exceptions, multiplied by (ii) the amount, if any, not to exceed $10.00, by which such average Closing Price is less than $16.00. No less than 50% of such amount shall be paid in cash, and the balance shall be paid, at the Company’s option, in cash or shares of Common Stock having a value, based on such average Closing Price provided that such average Closing Price for such purposes shall not be less than $6.00 per share prior to the anniversary of the closing. The operating results of Cellgate have been included in the consolidated financial statements of the Company since the acquisition date. The Company incurred approximately $475,000 of expenses related to this transaction, which includes accounting fees, attorney’s fees, investment banking fees and other costs.

The purchase price was calculated as follows:

Cash paid                                                               $ 1,250,000
U.S. Wireless Data, Inc. Common Stock issued at closing
   valued at $3.50 per share                                              1,969,000
Maximum cash that may be paid in one (1) year discounted
   by 10% to present value                                                2,557,000
Maximum shares of U.S. Wireless Data, Inc. Common Stock that
   may be issued in one year valued at $3.50 per share                    1,642,000
Closing costs                                                               475,000
Fair value of assumed liabilities as of November 16, 2000 (a)             3,353,000
                                                                         ----------
Total purchase price                                                     11,246,000
Less fair value of tangible assets acquired (a)                          (2,707,000)
                                                                         ----------

Total amount of acquired intangible assets and goodwill                 $  8,539,000
                                                                          ==========

(a) The fair value of assets acquired and assumed liabilities were increased by $2,505,000 and $2,223,000, respectively, to reflect recognition of inventory and an obligation under capital leases.

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

NXT Corporation

On December 22, 2000, the Company acquired NXT Corporation (“NXT”) in a stock for stock transaction, accounted for under the purchase method of accounting. The assets acquired and the liabilities assumed have been recorded at their estimated fair values as of the date of the acquisition. The shareholders of NXT, including holders of certain phantom stock rights in NXT have exchanged their shares of Common Stock of NXT and such rights, for an aggregate of 1,125,000 shares of USWD’s Common Stock valued at an aggregate of approximately $2,109,000. In addition, under certain circumstances, depending on the price of the Company’s Common Stock, a maximum in cash, discounted by 10% to the present value, of $455,000 from $500,000 and approximately 2,242,000 shares of the Company’s Common Stock, valued at $4,203,000 may be issued two (2) years from closing based on the following: if the Daily Average Price (as defined in the Asset Purchase Agreement dated December 13, 2000) of USWD Common Stock for the twenty (20) consecutive trading days ending with the trading day immediately preceding December 21, 2002 is less than $18.40 per share (as adjusted for any stock splits, stock dividends or similar events). Such additional consideration shall be an amount equal to: (i) the number of the original 1,125,000 shares which have not previously been sold or transferred, subject to certain exceptions, multiplied by (ii) the amount, if any, not to exceed $12.40, by which such Daily Average Price is less than $18.40. Such additional consideration shall be paid to the NXT shareholders in cash, to the extent of 10% of the amount of the additional consideration to be paid by USWD, provided that the aggregate amount of cash paid will not exceed $455,000. Any balance of consideration due shall be paid in shares of USWD Common Stock having value equal to the Daily Average Price, provided however, that for such purposes, in no event shall the value ascribed to USWD Common Stock be lower than $6.00 per share.

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

In connection with the merger, American Express Travel Related Services Company, Inc. (“AMEX”), a stockholder of and service provider to NXT, agreed to provide certain services at more favorable rates and the Company agreed that AMEX shall be entitled to designate a person to serve as a member of its board of directors for a period of two (2) years following the closing. The Company also paid an aggregate amount of approximately $1,700,000 to AMEX and Paymentech to retire certain indebtedness payable by NXT to AMEX and Paymentech other than current trade payables. In addition, AMEX has provided the Company with $300,000 in business development funding. The Company incurred approximately, $1,055,000 of expenses related to this transaction, which includes accounting fees, attorney’s fees, investment banking fees and other costs. The operating results of NXT have been included in the consolidated financial statements of the Company since the acquisition date.

The purchase price was calculated as follows:

Shares of U.S. Wireless Data, Inc. Common Stock issued at closing,
   valued at $1.875 per share                                           $ 2,109,000
Maximum cash that may be paid in two years discounted
   by 10% to present value                                                  455,000
Maximum shares U.S. Wireless Data, Inc. Common Stock that
    may be issued in two years valued at $1.875 per share                 4,203,000
Closing costs                                                             1,055,000
Assumed liabilities as of December 22, 2000                               3,260,000
                                                                         ----------
Total purchase price                                                     11,082,000

Less the fair value of tangible assets acquired                          (2,976,000)
                                                                         ----------
Total amount of acquired intangible assets and goodwill                 $ 8,106,000
                                                                         ==========

The purchase price was allocated, based on an independent third party valuation, as follows:

                                                    Allocated        Useful
                                                      Value           Life
                                                    ---------        ------
Intellectual Property:
   IP transaction switch                          $  2,400,000          6
   Customer relationships                            1,700,000          4
   Proprietary software                                864,000          5
   Tools & value added components                      190,000          6
Acquired workforce                                   1,300,000          5
Fair value of tangible assets acquired               2,976,000          5
Goodwill                                             1,652,000         10
                                                    ----------
Total allocation of purchase price                $ 11,082,000
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

Note 7 - INVENTORY

                                                September 30,      June 30,
                                                    2001             2001
                                                    ----             ----

      Inventory consists of:
         Raw material                          $   229,000      $   239,000
         Work in process                            55,000           26,000
         Finished goods                          3,701,000        3,675,000
         Lower of cost or market reserve           (17,000)         (17,000)
                                                ----------       ----------
                                               $ 3,968,000      $ 3,923,000
                                                ==========       ==========

The Company has established a reserve to reflect the estimated net realizable value of the inventory as of September 30, 2001 and June 30, 2001.

Note 8 - ACCRUED LIABILITIES

                                                September 30,      June 30,
                                                    2001             2001
                                                    ----             ----

      Accrued liabilities consists of:
         Accrued compensation                  $ 1,043,000      $ 1,102,000
         Accrued professional fees                 223,000          149,000
         Other                                     252,000          287,000
                                                ----------       ----------
                                               $ 1,518,000      $ 1,538,000
                                                ==========       ==========

Note 9 – ACCRUED RESTRUCTURING EXPENSE

USWD recorded pretax charges totaling $2.4 million in the fourth quarter of fiscal year ended June 30, 2001, related to the consolidation of the Company’s technical and network operations for disposal of assets not used in the primary operations facility and the estimated impact of vacating the unused facilities, net of potential subleases.

As part of the Company’s consolidation of its technical and network operations and the closure of our Bethesda, Maryland facility, a restructuring charge of $0.6 million was recorded in the first quarter of fiscal year 2002. The charge is related to the cost of involuntary severance, related benefits and relocation for 32 technical, operations, engineering and administrative employees located in our Bethesda, Maryland and Palmer Lake, Colorado facilities. This consolidation is expected to be substantially completed by December 31, 2001.

    Balance at June 30, 2001                    $ 2,400,000
         Charges against accrual (Bethesda
              rent payments)                       (138,000)
         Additions to accrual (relocation,
              Severance and benefits accrual)       625,000
                                                 ----------
         Balance at September 30, 2001            2,887,000

                  Less current portion           (1,672,000)
                                                 ----------

         Balance at September 30, 2001,
              excluding current portion           1,215,000

Note 10 – OTHER CURRENT LIABILITIES

Other current liabilities at September 30, 2001, consist of deferred marketing in the amount of $133,000 received from a vendor for business development purposes, as part of the NXT acquisition, and deferred revenue in the amount of $51,000 related to the deferral of activation revenues over the life of the customer.

Note 11 - NET LOSS PER SHARE

Earnings (loss) per common share (EPS) is computed using Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”. SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. Throughout fiscal year 2001 and during the three months ended September 30, 2001, such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options, warrants and conversions could potentially dilute earnings per share in the future.

The following table reconciles the number of basic weighted average shares of common stock outstanding to the maximum diluted shares of common stock for the years ended September 30, 2001 and 2000.

U.S. WIRELESS DATA INC.
CONSOLIDATED COMMON STOCK EQUIVALENTS

                                                                For the three months ended,
                                                               September 30,     September 30,
                                                                    2001           2000
                                                                    ----           ----

Weighted average shares of common stock outstanding:             11,853,000      8,335,000
                                                                 ----------     ----------

Common Stock equivalents issued in the Series C Preferred
 Stock private placement
    Preferred stock included in units offered                     8,718,000      9,311,000
                                                                 ----------     ----------
Warrants
    Investor warrants, 25% of shares in common stock              2,328,000      2,328,000
    Agent warrants, 25% of units in common stock                  2,328,000      2,328,000
    Agent warrants, 25% of shares in common stock                   582,000        582,000
    Investment company warrants, 20% of shares in common stock      466,000        466,000
    Investment company warrants, 25% of shares in common stock      116,000        116,000
    Warrants, various                                               386,000      1,847,000
    Warrants, Executive                                           1,344,000      1,487,000
                                                                 ----------     ----------
        Total warrants outstanding                                7,550,000      9,154,000
                                                                 ----------     ----------

Employee options
             Outstanding, 1992 plan                                 288,000        400,000
             Outstanding, out of plan                               337,000        505,000
             Outstanding, 2000 plan                               2,355,000        969,000
                                                                 ----------     ----------
        Total options outstanding                                 2,980,000      1,874,000
                                                                 ----------     ----------

Maximum contingent consideration of common stock to
  be issued for acquisitions                                      2,710,000          --
                                                                 ----------     ----------
Total outstanding warrants/options/
  contingent consideration                                       21,958,000     20,339,000
                                                                 ----------     ----------
        Total Shares issued or issuable                          33,811,000     28,674,000
                                                                 ==========     ==========

Note 12 – STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2001, 283,750 shares of Series C preferred stock were converted into 472,914 shares of common stock, in accordance with the Series C preferred stock documents.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are discussed below, and in other reports filed by us under the Securities Exchange Act of 1934.

OVERVIEW

U.S. Wireless Data, Inc. (“USWD” or the “Company”) is the premier provider of transaction delivery and gateway services to the payments processing industry. We provide credit card processors, merchant acquirers, banks, ATM deployment companies, and their respective sales organizations with turnkey wireless and other IP-based transaction management services. We also provide those entities with proprietary wireless enabling products designed to displace conventional telephone lines and to allow for card acceptance where such acceptance has heretofore been too expensive or technologically unfeasible. These products and services may be utilized by conventional card accepting retailers as well as emerging card accepting market segments such as quick service restaurants (fast foods), taxis and limousines, in-home service providers contractors, delivery services, vending machines, sporting events, and outdoor markets. Our products may also be used in conjunction with dial-up automatic teller machines (“ATMs”) and PC-based electronic cash registers and other types of integrated point-of-sale systems.

USWD’s proprietary technology provides a seamless interface between a merchant’s point of sale and their credit card processor using a sophisticated and proprietary network infrastructure, proprietary equipment, and unique message translation software applications.

We have developed a scalable and flexible technology platform that enables us to deliver a broad, integrated suite of services to merchants, merchant acquirers, credit card processors, ATM distributors and others. Generally, our services utilize a common core technology platforms within the same operational infrastructure.

We design our services to be highly flexible and customizable, enabling our customers to select from among our broad range of wireless and wireline products and services. We believe that one of our principal strengths is our internally developed proprietary technology, which enables us to easily and rapidly add new distribution partners by employing a scalable architecture adapted specifically to our Internet protocol-based infrastructure services. We help our wireline and wireless customers build and maintain their brands by delivering services with the look, feel and navigation features specific to their delivery platform and format, including the growing number of emerging wireless devices. In addition, USWD supports a variety of protocols that may be proprietary to different wireless and wireline devices, enabling the end user to access the same services across a variety of devices.

Our more than 180 clients process the vast majority of all point-of-sale (“POS”) transaction activity in the United States and include: Bank of America, BuyPass, Cardservice International, CardSystems, Concord EFS, First Data Merchant Services, First Horizon, Global Payments, Lynk Systems, MSI, National Processing Company, Paymentech, Vital, and many others.

RESULTS OF OPERATIONS: FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

KEY METRICS

We utilize several basic performance metrics to measure the progress of our operations. Some of the metrics we rely upon include: (1) the number of resellers through which we sell our various products and services; (2) the number of active sites processing transactions through one or more of our hosts, including those that transmit via wireless, dial-up and leased-line technology; (3) the number of transactions processed through one or more of our hosts; (4) the number of units of USWD equipment sold; and (5) EBITDA- Earnings before interest, taxes, depreciation, amortization and other non-cash items.

RESELLERS

As of September 30, 2001, we had over 180 resellers under contract to sell our products and services as compared to 60 contracts that were in place at September 30, 2000. As of September 30, 2001, more than one hundred of these 180 resellers were actively engaged in the sale of one or more of our products or services.

ACTIVE SITES

SYNAPSE Services

Active wireless sites have grown to over 7,500 at September 30, 2001, representing approximately 7,099 merchants, an increase of 4,330 or over 137% compared to the number of active sites at September 30, 2000. Since June 30, 2001, we have added 2,341 new terminals or an increase of 45%.

NXT Gateway Services

Total active sites on the NXT gateway as of September 30, 2001 were over 43,900 compared to 40,900 active sites as of September 30, 2000, representing an increase of over 3,000, or 7%. Since June 30, 2001, 539 total new active sites have been acquired.

TRANSACTIONS

SYNAPSE Services

Wireless transactions processed for the first quarter of fiscal year 2002, were 987,000, an increase of over 669,000 or 211% from the first quarter of fiscal year 2001 due to the increase in active wireless sites.

NXT Gateway Services

Our NXT Gateway Service Host utilizes traditional narrowband/dedicated networks (ie: dial lines and leased-line circuits) to deliver transactions between merchants and processors. Total transactions for the three months ended September 30, 2001 were 139 million, compared to 116 million for the same period in 2001, an increase of over 23 million transactions or 20%.

EQUIPMENT SALES

Unit sales for the first quarter of fiscal year 2002 were 1,138 units, as processors and merchant acquirers began to purchase the Synapse Adapters for resale to retail merchants and the Synapse Enabler, to convert taxi meters and other integrated devices to accept credit cards wirelessly. Equipment sales are expected to increase as the Synapse Adapter and Enabler product lines are expanded to support the Synapse family of IP-based services.

REVENUE

We derive revenue primarily from two sources: service fees and equipment sales. Service fees consist of: (a) one-time, non-refundable service activation fees; (b) wireless and landline fees for transactions delivered on wireless, broadband and narrowband networks through one or more of our hosts; (c) monthly fees for providing online, real time reports; (d) monthly minimum subscription fees; and (e) software development fees. Service fees are generated from both our SYNAPSE Service and NXT Gateway Services platforms. Most U.S. Wireless Data services are designed to be device-independent and serve multiple platforms that enable our clients to support a variety of protocols, hence, a variety of products and services. Equipment sales are derived from the sale of our proprietary SYNAPSE Adapter and SYNAPSE Enabler line displacement wireless conversion devices.

USWD had record revenues for the three months ended September 30, 2001 of $2,250,000 as compared to $151,000 for the same period in fiscal year 2001. This improvement from the prior year represents over a thirteen-fold increase for the quarter. This increase was attributable to the inclusion of the revenue associated with the acquisitions of Cellgate Technologies LLC and NXT Corporation and our continued successful efforts in marketing our flagship suite of SYNAPSE products and services. Most revenue categories, including recurring services, transaction fees and equipment revenues, increased from the prior year, all of which are discussed in more detail below.

RECURRING SERVICE REVENUE

Recurring service revenue for the three months ended September 30, 2001 was $353,000, a $266,000 or a 3-fold increase as compared to the three months ended September 30, 2000. This increase is a direct result of significant increases in merchant activations for our Synapse wireless services.

TRANSACTION REVENUE

Transaction revenue is currently principally generated by our NXT Gateway, which was acquired as part of our acquisition of NXT Corporation. The NXT Gateway Service host utilizes traditional narrowband/dedicated networks (i.e.: dial lines and leased-line circuits) to deliver transactions between merchants and processors.

Transaction revenue for the three months ended September 30, 2001 was $1,323,000. Transaction revenue for the same period last year was $1,209,000, including revenue generated by NXT.

EQUIPMENT REVENUE

Equipment revenue is derived from the sale of our proprietary wireless conversion devices, the Synapse Adapter and the Synapse Enabler. Equipment revenue increased for the three months ended September 30, 2001 to $330,000 compared to the same period last year which generated no equipment revenue.

GROSS PROFIT

Gross profit consists of revenues net of direct costs of sales. Costs of sales consist primarily of the cost for the initial setup and ongoing communications costs associated with terminals connected through SYNAPSE, costs related to sales of SYNAPSE Adapter and SYNAPSE Enablers, and cost of wireless and non-wireless carriers. Gross profit for the three months ended September 30, 2001 was $706,000, compared to a gross profit of $45,000 in the same period for fiscal year 2001.

This improvement in gross profit for the three months ended September 30, 2001 as compared to the same period in fiscal year 2001, was primarily the result of: (1) inclusion of the gross profit associated with the acquisitions of Cellgate and NXT; (2) an increase in higher margin SYNAPSE service revenues during the first three months of fiscal year 2002; and (3) an increase of equipment sales during the first three months of fiscal year 2002.

GROSS MARGIN

Gross margin (gross profit as a percentage of net revenues) for the first quarter of fiscal year 2002 increased slightly from the same period in fiscal year 2001, due to an increase in higher margin SYNAPSE based service revenue.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses consist principally of engineering personnel costs for research, design and development of our proprietary technology we use to integrate and develop our products and services. Research and development expenses increased $294,000, or 75%, to $688,000 for the three months ended September 30, 2001, from $394,000 for the comparable period in fiscal year 2001. We believe that significant investments in technology are necessary to remain competitive. Therefore, we expect product development expenses to continue to increase in absolute dollars as we develop and enhance our proprietary technology. During the fourth quarter of fiscal year 2001, we changed the methodology for recording research and development expense. Previously, we had been recording research and development expense based upon a percentage allocation of certain departments. During the fourth quarter of fiscal 2001, we determined a more accurate method of recording research and development expense based upon certain departments as a whole. The costs were originally reported in selling, general and administrative expense, but have been reclassified and are now recorded as research and development expense.

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of salaries and benefits for sales, general and administrative personnel, advertising and promotion expenses, professional service fees, occupancy and general office expenses, travel expenses, other general corporate purposes and non-cash compensation. Sales, general and administrative expenses excluding non-cash compensation, research and development, depreciation and amortization and restructuring costs were $2,835,000 for the three months ended September 30, 2001 compared to $2,753,000 for the three months ended September 30, 2000. The absolute dollar increase is primarily due to increased personnel costs, occupancy costs, professional service fees and travel expenses, which are attributable to the inclusion of the expenses of our acquisitions and our own internal growth. During the third and fourth quarter of fiscal year 2001 and continuing into the first quarter of fiscal year 2002, we have successfully implemented our integration and consolidation plan for our recent acquisitions. This plan will reduce overall operating expenses by approximately $0.7 million per month or $8.4 million on an annual basis, representing approximately 42% of our ongoing annual operating expenses by October 2001. These expense reductions are related to personnel, professional fees, consulting services, facility expenses, travel expenses, public relation expenses and advertising and promotion expenses.

Amortization of Intangibles

Amortization of intangibles includes amortization of goodwill, core technology, trademarks, customer lists, contract rights, patents and assembled workforce. Amortizations of intangibles were $628,000 for the three months ended, September 30, 2001. There was no amortization expense for the three months ended September 30, 2000. The increases are a result of amortization of intangibles recorded primarily from the acquisitions of Cellgate and NXT. Intangibles for acquisitions are being amortized over four to ten years. In the event that we complete additional acquisitions, which we expect to do, expenses relating to the amortization of intangibles could increase in the future.

RESTRUCTURING CHARGE

During the first quarter of fiscal year 2002, we recorded an additional restructuring charge related to the consolidation and relocation of our Bethesda, Maryland network operations center with our research and development and operations center, located in Palmer Lake, Colorado. In conjunction with the latest integration activities, the Company recorded pretax charges totaling $625,000 or $0.05 per share, in the first quarter of fiscal year ended June 30, 2002, related to the consolidation for moving costs and severance payments to employees.

INTEREST AND OTHER

Interest expense for the three-month period ended September 30, 2001 was $92,000 related to financing under a capital lease for SYNAPSE Adapters assumed with the acquisition of Cellgate. There was no interest expense for the three months ended September 30, 2000.

Interest income for the three months ended September 30, 2001 was $163,000, versus $627,000 for the same period in fiscal 2001. Interest income decreased due to the utilization of cash to fund our growth expectations and the recent declining trend in interest rates.

Other income of $61,000 for the three months ended September 30, 2001 included rental income of $64,000 offset by tax expense of $3,000, as compared to other income of $4,000 for the same period in fiscal year 2001, which included rental income of $21,000 offset by tax expense of $12,000 and a $5,000 loss on asset disposal.

NET LOSSES

We have incurred losses since our inception and as of September 30, 2001, we had an accumulated deficit of approximately $113 million. For the three months ended September 30, 2001, net loss totaled $4.6 million or $0.38 per share, as compared to a net loss of $2.9 million or $0.35, for the three months ended September 30, 2000.

Reconciliation of net loss to pro forma loss:

Pro forma loss for the three months ended September 30, 2001 was $2.8 million or $0.24 per share as compared to the same period last year of $3.1 million or $0.37 per share. This improvement in pro forma loss of $0.3 million or approximately 10% is primarily attributed substantially higher revenues and gross profit.

                                             For the three months ended September 30,
                                                     2001               2000
                                                     ----               ----
Net loss available to common shareholders      $ (4,557,000)      $ (2,928,000)
Interest and other, net                            (132,000)          (631,000)
Depreciation and amortization                       875,000             88,000
Restructuring expenses                              625,000              --
Non-cash compensation                               372,000            370,000
                                                -----------        -------------
Pro forma loss                                 $ (2,817,000)      $ (3,101,000)
                                                ===========        ===========
Pro forma loss per common share                $      (0.24)      $      (0.37)
                                                ============       ===========

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2001 our principal source of liquidity was $15.3 million in cash, cash equivalents and segregated cash.

Net cash used in operating activities was $3.4 million for the three months ended September 30, 2001. This primarily consisted of net operating losses, increases in inventory and accounts payable, offset by non-cash charges for depreciation, amortization and consulting services and the accrual of a restructuring charge for the consolidation of our facilities, net of reversals. Net cash used in operating activities was $1.5 million for the three months ended September 30, 2000. This consisted of net operating losses, increases in accounts receivable and other receivables, offset by non-cash charges for depreciation, amortization and consulting services and increases in accounts payable and accrued liabilities.

Net cash used in investing activities was $0.2 million for the three months ended September 30, 2001. This was primarily comprised of acquisition costs and purchases of equipment. Net cash used in investing activities for the three months ended September 30, 2000 was $1.2 million, consisting primarily of purchases of equipment.

Net cash used in financing activities was $0.2 million for the three months ended September 30, 2001. This amount represents cash payments for obligations under capital lease. Net cash provided by financing activities for the three months ended September 30, 2000 was $57,000, solely from cash received from the exercise of warrants.

As of June 30, 2001, our monthly consolidated net losses before depreciation, amortization, interest and taxes (“EBITDA”) was averaging approximately $1.4 million. EBITDA has improved to an average of $0.8 million per month for the first quarter of fiscal year 2002 as we realized the benefits from the reductions in operating expense. In addition, we believe EBITDA will continue to improve as revenue increases in excess of its current levels in future quarters. We anticipate becoming EBITDA breakeven by the end of the third quarter or fourth quarter of fiscal year 2002.

On November 16, 2000, the Company acquired the assets and assumed certain liabilities of Cellgate (“Cellgate”), a Delaware limited liability company in a cash and stock transaction. The acquisition was accounted for under the purchase method of accounting and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair values. The purchase price included $1,250,000 cash and 562,500 shares of our common stock, valued at the closing at an aggregate of $1,969,000.

In addition, we are required to issue up to a maximum of $2,812,000 in cash, and 468,750 shares of our common stock on December 1, 2001. See additional disclosures in Note 6- Acquisitions.

We believe that existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next eighteen months assuming current growth rates of revenues. However, the underlying assumed levels of revenues and expenses may not prove to be accurate. We may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures.

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

RISK FACTORS

Investing in our stock is highly speculative and risky. You should be able to bear a complete loss of your investment. Before making an investment decision, you should carefully consider the following risk factors. In any event or circumstance described in the following risk factors actually occurs, it could materially adversely affect our business, operating results and financial condition. The risks and uncertainties described below are not the only ones, which we face. There may be additional risks and uncertainties not presently known to us or those we currently believe are immaterial which could also have a negative impact on our business, operating results and financial condition.

We have never been profitable, and there is no assurance that we will generate significant revenues or profits in the future.

We have never been profitable and have incurred substantial losses since our inception. We had an accumulated deficit of approximately $108.5 million and $113.1 million at June 30 and September 30, 2001, respectively, and had a loss of $19.2 million for the year ended June 30, 2001 and a loss of $4.6 million for the three months ended September 30, 2001. Our SYNAPSE system is relatively new and there is no history upon which to base a judgment of its prospects. There is no assurance we will generate significant revenues from SYNAPSE or otherwise or that we will ever become profitable. There can be no assurance that SYNAPSE will gain market acceptance.

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

Approximately 67% of our revenue for fiscal year 2001 was generated from four customers and, accordingly, the loss of such customers could adversely affect our revenues.

For the fiscal year ended June 30, 2001, Cardservice International, Inc., Merchant Link, Inc., Paymentech and First Bank of Tennessee accounted for approximately 67% of our revenue. Although we are seeking to broaden our client base, no assurance can be made that our efforts will be successful or that these current clients will not account for a large concentration of our revenues. If any one customer accounts for a significant portion of our revenues, the loss of such customer could adversely affect our business, operating results and financial condition.

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

Our acquisition of Cellgate will require additional consideration payments.

Although we completed the acquisition of substantially all of the assets of Cellgate in November 2000, we are required to pay additional consideration to Cellgate.

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

Because our business is not currently diversified, if our wireless or wireline payment transaction delivery processing business does not succeed, our business may fail.

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

Acquisitions and strategic alliances may have a significant impact on our business, financial condition and results of operations. The value of acquisitions may be less than the amount we pay for them if there is:

°	A decline of their position in the respective markets; or
°	A decline in general of the markets they serve.

The expenses associated with these transactions may be greater and their revenue may be smaller than expected if:

°	We fail to assimilate any acquired assets with our pre-existing business;
°	We lose key employees of these companies or ours as a result of acquisitions;
°	Our management's attention is diverted by other business concerns; or
°	We assume unanticipated liabilities related to any acquired assets.

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

We are effectively controlled by ComVest, which beneficially owns, as of June 30, 2001 and September 30, 2001, approximately 41% of our common stock. Such ownership interest gives ComVest substantial influence over the outcome of all matters submitted to our stockholders, including the election of directors.

The market for our stock could suffer because there may be too many available shares.

We have approximately 11,478,419 and 12,256,544 total shares of common stock outstanding as of June 30 and September 30, 2001, respectively, of which approximately 7,140,917 and 7,493,713 shares are in the public float respectively. We have a substantial number of additional shares of common stock that are either presently outstanding or issuable upon conversion or exercise of other securities that were issued as “restricted securities” and are either presently saleable under SEC Rule 144 or which will become eligible for sale under SEC Rule 144 over the next several months to one year. In addition, before the end of calendar 2000 we were obligated to register the sale of a total of 21,121,577 shares of common stock underlying Series C Preferred Stock, options and warrants. In December 2000, we filed a registration statement to register such shares. Subsequent to filing, the registration statement was withdrawn and we anticipate filing a new registration statement for the resale of approximately 33,500,000 shares by the end of calendar year 2001. Although the sale of certain of these shares is subject to lock-ups, large numbers of securities may be sold pursuant to these registrations and adversely affect the market for our common stock.

25

Anti-takeover provisions.

Our Articles of Incorporation authorize the issuance of up to 25,000,000 shares of preferred stock. Our Board is empowered, without stockholder approval, to issue a new series of preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or other rights of the holders of common stock. Such authority, together with certain provisions of Delaware law and of our Articles of Incorporation and bylaws, may have the effect of delaying, deterring or preventing a change in control of us, may discourage bids for the common stock at a premium over the market price and may adversely affect the market price, and the voting and other rights of the holders, of the common stock. Although we have no present intention to issue any additional shares of our preferred stock or common stock, there can be no assurance that we will not do so in the future. Under the Delaware Business Corporation Act, the Board of Directors of a Delaware corporation may issue rights, options, warrants or other convertible securities (hereinafter “rights”) entitling the holders of the rights to purchase, receive or acquire shares or fractions of shares of the corporation or assets or debts or other obligations of the corporation, upon such terms as are determined by the Board. The Board is free, subject to its fiduciary duties to stockholders, to structure the issuance or exercise of the rights in a manner which may exclude “significant stockholders,” as defined, from being entitled to receive such rights or to exercise such rights or in a way which may effectively prevent a takeover of the corporation by persons deemed hostile to management. Nothing presently contained in our Articles of Incorporation prohibits the Board from using these types of rights in this manner.

We have never paid cash or common stock dividends and are unlikely to do so for the foreseeable future.

We have never paid cash or other dividends on our common stock. It is our intention to retain any earnings to finance the operation and expansion of our business, and therefore, we do not expect to pay any cash dividends in the foreseeable future.

Volatility of common stock.

The common stock is traded on the OTCBB under the symbol “USWE.” The trading volume of the common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the fiscal year ended June 30, 2001, the common stock has traded at prices ranging from $1.01 to $9.75 and $0.52 to $1.35 during the three months ended September 30, 2001. As a result of the limited and sporadic trading activity, the quoted price for the common stock on the OTCBB is not necessarily a reliable indicator of its fair market value.

26

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to legal proceedings arising in the ordinary course of our business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the first quarter of fiscal year ended June 30, 2002.

ITEM 5. OTHER INFORMATION

None.

ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

       a)      Exhibits- none

       b)      Reports on Form 8-K

On October 22, 2001, the Company filed a report on Form 8K/A, Amendment No. 1 reporting the change of the Company’s certifying accountants.

On October 15, 2001, the Company filed a report on Form 8-K reporting the change of the Company’s certifying accountants.

On October 3, 2001, the Company filed a report on Form 8-K reporting the date of the 2001 Annual Shareholder’s meeting.

SIGNATURES

        In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                             U.S. WIRELESS DATA, INC.

Dated    November 14, 2001                           By: /s/ Dean M. Leavitt
                                                                                   Dean M. Leavitt
                                                                                   Chief Executive Officer

Dated    November 14, 2001                            /s/ Rick J. DeVincenzo
                                                                                   Rick J. DeVincenzo
                                                                                   Senior Vice President, Chief Financial Officer and Treasurer
                                                                                  (Principal Financial Officer)