Form 10QSB
period 2001-12-31
U S WIRELESS DATA INC
filed 2002-02-14
CIK 895716

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

                           [X]    Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act
                                     of 1934 for the quarterly period ended December 31, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X]     No [  ]

As of February 12, 2002, there were outstanding 12,256,544 shares of the Registrant’s Common Stock ($0.01 par value per share).

Transitional Small Business Disclosure Format. Yes [  ]     No [X]

U.S. WIRELESS DATA, INC.
TABLE OF CONTENTS

Part I — FINANCIAL INFORMATION                                                                                                   Page

ITEM 1. Financial Statements

        Consolidated Balance Sheets as of
            December 31, 2001 and June 30, 2001................................     3

        Consolidated Statements of Operations for the three and six months
            ended December 31, 2001 and 2000...................................     4

        Consolidated Statements of Stockholders' Equity for the six
            months ended December 31, 2001.....................................     5

        Consolidated Statements of Cash Flows for the six months ended
            December 31, 2001 and 2000.........................................     6

         Pro forma Condensed Statement of Operations for the three
            and six moths ended December 31, 2000..............................   7-8

        Notes to Consolidated Financial Statements.............................  9-17

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations and Risk Factors................... 17-36

Part II — OTHER INFORMATION

ITEM 1. Legal proceedings......................................................    36
ITEM 2. Changes in securities and use of proceeds..............................    36
ITEM 3. Defaults upon senior securities........................................    36
ITEM 4. Submission of matters to a vote of security holders....................    36
ITEM 5. Other information......................................................    36
ITEM 6. Exhibits and Reports on Form 8-K ......................................    36

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                         December 31          June 30,
                                                                             2001               2001
                                                                         -----------          --------
ASSETS                                                                   (Unaudited)
Current assets:
     Cash and cash equivalents .....................................   $   9,070,000       18,205,000
     Accounts receivable, net of allowance for
        doubtful accounts of $112,000 and $55,000
        at December 31 and June 30, 2001, respectively .............       1,687,000        1,515,000
     Inventory, net ................................................       4,390,000        3,923,000
     Notes receivable ..............................................          88,000           87,000
     Other current assets ..........................................         560,000          472,000
                                                                       -------------    -------------
                 Total current assets ..............................      15,795,000       24,202,000
Property and equipment, net ........................................       2,538,000        2,818,000
Segregated cash ....................................................         712,000          769,000
Intangible assets, net .............................................      14,536,000       15,739,000
Other assets .......................................................          99,000           93,000
                                                                       -------------    -------------

                 Total assets ......................................   $  33,680,000    $  43,621,000
                                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..............................................   $   2,711,000        2,258,000
     Accrued restructuring expense .................................       1,079,000        2,400,000
     Accrued liabilities ...........................................       1,661,000        1,538,000
     Other current liabilities .....................................          66,000          261,000
     Obligation under capital lease, current portion ...............       1,074,000          793,000
     Purchase price payable, current portion .......................         455,000        2,557,000
                                                                       -------------    -------------
                 Total current liabilities .........................       7,046,000        9,807,000

Deferred rent expense ..............................................         174,000          275,000
Accrued restructuring expense, less current portion ................       1,215,000             --
Other liabilities, less current portion ............................          79,000          109,000
Obligation under capital lease, less current portion ...............         409,000        1,074,000
Purchase price payable, long term portion ..........................            --            455,000
                                                                       -------------    -------------
                 Total liabilities .................................       8,923,000       11,720,000
                                                                       -------------    -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, 25,000,000 shares authorized
        Series C convertible, at $.01 par value, liquidation value
        $10.00 per share, aggregating $49,224,000 and $55,145,000
        at December 31 and June 30, 2001, respectively; 8,450,000
        shares authorized, 4,922,410 and 5,514,475 issued and
        outstanding at December 31 and June 30, 2001, respectively..          49,000           55,000
   Common stock, 200,000,000 shares authorized at $.01 par value;
       12,934,355 and 11,478,419 shares issued and outstanding at
       December 31 and June 30, 2001, respectively .................         129,000          115,000
   Additional paid-in capital ......................................     142,863,000      142,873,000
   Unearned compensation ...........................................      (1,892,000)      (2,639,000)
   Accumulated deficit .............................................    (116,392,000)    (108,503,000)
                                                                       -------------    -------------
                 Total stockholders' equity ........................      24,757,000       31,901,000
                                                                       -------------    -------------

Total liabilities and stockholders' equity .........................   $  33,680,000    $  43,621,000
                                                                       =============    =============

Accompanying notes are an integral part of the financial statements

The above statement gives retroactive effect to a 1 for 4 reverse stock split that was effectuated on October 18, 2000.

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                   For the three months ended         For the six months ended
                                                          December 31,                     December 31,
                                                   --------------------------         ------------------------
                                                    2001               2000             2001              2000
Net revenues                                        ----               ----             ----              ----
Service revenue
     Activation fees .........................   $     72,000    $     49,000    $    142,000    $     63,000
     Monthly fees ............................        386,000         134,000         740,000         221,000
     Transaction fees ........................      1,535,000         137,000       2,858,000         176,000
     Other fees ..............................        124,000            --           298,000            --
                                                 ------------    ------------    ------------    ------------
          Total service fees .................      2,117,000         320,000       4,038,000         460,000

     Product sales ...........................        129,000          13,000         459,000          24,000
                                                 ------------    ------------    ------------    ------------
          Total revenue ......................      2,246,000         333,000       4,497,000         484,000
                                                 ------------    ------------    ------------    ------------
Cost of revenues
     Services ................................      1,350,000         240,000       2,666,000         338,000
     Product sales ...........................        109,000           9,000         337,000          17,000
     Inventory reserve .......................           --           (70,000)           --           (70,000)
                                                 ------------    ------------    ------------    ------------
          Total cost of revenue ..............      1,459,000         179,000       3,003,000         285,000
                                                 ------------    ------------    ------------    ------------
Gross profit .................................        787,000         154,000       1,494,000         199,000
                                                 ------------    ------------    ------------    ------------
Operating expenses
Selling, general and administrative
     (exclusive of non-cash compensation) ....      2,449,000       3,014,000       5,473,000       5,771,000
Non-cash compensation ........................        375,000         370,000         747,000         740,000
                                                 ------------    ------------    ------------    ------------
          Total selling, general and
             administrative ..................      2,824,000       3,384,000       6,220,000       6,511,000
Depreciation and amortization ................        860,000         364,000       1,735,000         453,000
Research and development .....................        390,000         564,000         888,000         958,000
Restructuring expense ........................           --              --           625,000            --
                                                 ------------    ------------    ------------    ------------
          Total operating expense ............      4,074,000       4,312,000       9,468,000       7,922,000

Loss from operations .........................     (3,287,000)     (4,158,000)     (7,974,000)     (7,723,000)
Interest income ..............................         70,000         551,000         233,000       1,178,000
Interest expense .............................        (82,000)           --          (174,000)           --
Other income .................................           --            60,000          64,000          70,000
Taxes ........................................        (33,000)           --           (38,000)           --
                                                 ------------    ------------    ------------    ------------
Net loss .....................................     (3,332,000)     (3,547,000)     (7,889,000)     (6,475,000)
                                                 ------------    ------------    ------------    ------------
Net loss available to common stockholders ....   $ (3,332,000)   $ (3,547,000)   $ (7,889,000)   $ (6,475,000)
                                                 ============    ============    ============    ============

Basic and diluted net loss per share ....... .   $      (0.27)   $      (0.36)   $      (0.67)   $      (0.71)
                                                 ============    ============    ============    ============
Weighted average common shares
     outstanding, basic and diluted ..........     12,545,000       9,947,000      11,737,000       9,147,000
                                                 ============    ============    ============    ============

Accompanying notes are an integral part of the financial statements

The above statement gives retroactive effect to a 1 for 4 reverse stock split that was effectuated on October 18, 2000.

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
(Unaudited)

                                          Series C Preferred                  Common Stock
                                        ----------------------           ----------------------
                                        Shares           Amount          Shares          Amount
                                        -----            ------          ------          ------

Balance at July 1, 2000 .......       5,586,600    $      56,000        8,098,637   $   8,099,000

Exercise of stock warrants ....            --               --          1,572,000          16,000
Non cash compensation .........            --               --               --              --
Issuance of common stock and
 contingent consideration
 to CellGate ..................            --               --            563,000           6,000
Issuance of common stock and
 contingent consideration
 to NXT shareholders' .........            --               --          1,125,000          11,000
Conversion of Preferred C stock         (72,125)          (1,000)         119,782           1,000
Adjustment to reflect par and
 stated value change ..........            --               --               --        (8,018,000)
Net Loss ......................            --               --               --              --
                                     ----------       ----------       ----------      ----------
Balance at June 30, 2001 ......       5,514,475    $      55,000       11,478,419   $     115,000

Non cash compensation .........            --               --               --              --
Conversion of Preferred C Stock        (592,065)          (6,000)         987,186           9,000
Issuance of contingent
 consideration to  Cellgate ...            --               --            468,750           5,000
Net Loss ......................            --               --               --              --
                                     ----------       ----------       ----------      ----------
Balance at December 31, 2001 ..       4,922,410    $      49,000       12,934,355   $     129,000
                                     ==========       =========-       ==========      ==========

                                       Additional                                         Total
                                        Paid in        Unearned        Accumulated     Stockholders'
                                        Capital      Compensation        Deficit          Equity
                                       -----------   ------------      -----------     ------------

Balance at July 1, 2000 .......   $ 124,902,000    $  (4,119,000)   $ (89,246,000)     $  39,692,000

Exercise of stock warrants ....          47,000             --               --               63,000
Non cash compensation .........            --          1,480,000             --            1,480,000
Issuance of common stock and
 contingent consideration
 to CellGate ..................       3,605,000             --               --            3,611,000
Issuance of common stock and
 contingent consideration
 to NXT shareholders' .........       6,301,000             --               --            6,312,000
Conversion of Preferred C stock            --               --               --                 --
Adjustment to reflect par and
 stated value change ..........       8,018,000             --               --                 --
Net Loss ......................            --               --        (19,257,000)       (19,257,000)
                                    -----------      -----------      -----------        -----------
Balance at June 30, 2001 ......   $ 142,873,000    $  (2,639,000)   $(108,503,000)     $  31,901,000

Non cash compensation .........            --            747,000             --              747,000
Conversion of Preferred C Stock          (4,000)            --               --               (1,000)
Issuance of contingent
 consideration to  Cellgate ...          (6,000)            --               --               (1,000)
Net Loss ......................            --               --         (7,889,000)        (7,889,000)
                                    -----------      -----------      -----------        -----------
Balance at December 31, 2001 ..   $ 142,863,000    $  (1,892,000)   $(116,392,000)     $  24,757,000
                                    ===========      ===========      ===========        ===========

Accompanying notes are an integral part of the financial statements

The above statement gives retroactive effect to a 1 for 4 reverse stock split that was effectuated on October 18, 2000.

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                           For the six months ended December 31,
                                                                           ------------------------------------
                                                                             2001                     2000
                                                                             ----                     ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................................. $ (7,889,000)            $ (6,475,000)
Adjustments to reconcile net loss to net cash used in
    operating activities:
         Depreciation and amortization ...............................    1,735,000                  453,000
         Bad debt expense ............................................       70,000                     --
         Deferred rent ...............................................     (101,000)                 108,000
         Non-cash consulting services and other ......................      747,000                  740,000
         Loss on asset disposal ......................................         --                      5,000
         Gain on sale of fixed assets ................................         --                     (1,000)
         Changes in current assets and liabilities:
               Accounts receivable ...................................     (242,000)                (741,000)
               Inventory .............................................     (467,000)              (1,029,000)
               Other current assets ..................................      (89,000)                (181,000)
               Other assets ..........................................       (6,000)                  60,000
               Accounts payable ......................................      453,000                 (288,000)
               Accrued liabilities ...................................      123,000                  737,000
               Accrued restructuring expense .........................     (106,000)                    --
               Other current liabilities .............................     (195,000)                 398,000
               Other liabilities, less current portion ...............      (30,000)                 108,000
                                                                       ------------             ------------
                     Net cash used in operating activities ...........   (5,997,000)              (6,106,000)
                                                                       ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment ..........................     (200,000)              (1,493,000)
         Segregated cash .............................................       57,000                 (123,000)
         Net payment for purchase acquisition, net of cash acquired ..   (2,610,000)              (1,164,000)
         Proceeds from sales of equipment ............................         --                      2,000
         Notes receivable ............................................       (1,000)                  (4,000)
                                                                       ------------             ------------
                     Net cash used in investing activities ...........   (2,754,000)              (2,782,000)
                                                                       ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of warrants and options ..............         --                     61,000
         Payment of notes payable ....................................         --                   (690,000)
         Payments on obligations under capital lease .................     (384,000)                    --
                                                                       ------------             ------------
                     Net cash used in financing activities ...........     (384,000)                (629,000)
                                                                       ------------             ------------

Net decrease in cash .................................................   (9,135,000)              (9,517,000)

Cash and cash equivalents, beginning of period .......................   18,205,000               39,231,000
                                                                       ------------             ------------

Cash and cash equivalents, end of period ............................. $  9,070,000             $ 29,714,000
                                                                       ============             ============

Accompanying notes are an integral part of the financial statements

The above statement gives retroactive effect to a 1 for 4 reverse stock split that was effectuated on October 18, 2000.

Unaudited Pro Forma Information related to acquisitions

The following unaudited pro forma information shows the results of the Company for the three and six months ended December 31, 2000, as if the acquisitions of NXT Corporation and Cellgate Technology, LLC occurred on July 1, 2000. The pro forma results of operations are unaudited, have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the date indicated or which may occur in the future.

U.S. WIRELESS DATA, INC.
PRO FORMA UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2000 (a)

                                                (Unaudited)    (Unaudited)    (Unaudited)     Cellgate          NXT        Combined
                                               U.S. Wireless     Cellgate         NXT         Pro Forma       Pro Forma    Pro Forma
                                                 Data, Inc.   Technologies LLC Corporation   Adjustments     Adjustments    Results
                                               -------------  ---------------- -----------   -----------     -----------   ---------

Net revenues .................................. $    333,000  $     20,000  $  1,339,000          --             --     $  1,692,000

Cost of revenues ..............................      179,000        10,000       945,000          --             --        1,134,000
                                                ------------  ------------  ------------  ------------   ------------   ------------
Gross profit ..................................      154,000        10,000       394,000          --             --          558,000
                                                ------------  ------------  ------------  ------------   ------------   ------------
Operating expenses
Selling, general and administrative ...........    3,378,000        30,000     1,063,000   177,000 (b)     22,000 (b)      4,670,000

Research and development ......................      564,000          --            --            --             --          564,000
Non cash compensation .........................      370,000          --            --            --             --          370,000
                                                ------------  ------------  ------------  ------------   ------------   ------------
Total operating expenses ......................    4,312,000        30,000     1,063,000       177,000         22,000      5,604,000
                                                ------------  ------------  ------------  ------------   ------------   ------------

Loss from operations ..........................   (4,158,000)      (20,000)     (669,000)     (177,000)       (22,000)    (5,046,000)

Interest income ...............................      551,000          --            --            --             --          551,000
Interest expense ..............................         --            --         (69,000)         --             --          (69,000)
Other income ..................................       60,000          --            --            --             --           60,000
                                                ------------  ------------  ------------  ------------   ------------   ------------

                                                  (3,547,000)      (20,000)     (738,000)     (177,000)       (22,000)    (4,504,000)
                                                ------------  ------------  ------------  ------------   ------------   ------------
Net loss available to common
  stockholders ................................ $ (3,547,000)  $ (20,000)  $   (738,000) $   (177,000)  $    (22,000)  $ (4,504,000)
                                                ============  ============  ============  ============   ============   ============

Basic and diluted net loss per share
   (after deduction of preferred
    stock dividends)
   Net loss available to common stockholders .. $      (0.36)        --             --            --             --     $      (0.45)
                                                ============  ============  ============  ============   ============   ============
Weighted average common shares
   outstanding basic and diluted ..............    9,947,000          --            --            --             --        9,947,000(c)
                                                ============  ============  ============  ============   ============   ============

See notes to unaudited Pro forma Condensed Consolidated financial statements

U.S. WIRELESS DATA, INC.
PRO FORMA UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended December 31, 2000

                                                (Unaudited)    (Unaudited)    (Unaudited)     Cellgate          NXT        Combined
                                               U.S. Wireless     Cellgate         NXT         Pro Forma       Pro Forma    Pro Forma
                                                 Data, Inc.   Technologies LLC Corporation   Adjustments     Adjustments    Results
                                               -------------  ---------------- -----------   -----------     -----------   ---------

Net revenues .................................. $    484,000  $     44,000  $  2,722,000          --             --         $  3,250,000

Cost of revenues ..............................      285,000       245,000     1,994,000          --             --            2,524,000
                                                ------------  ------------  ------------  ------------   ------------       ------------
Gross profit (loss) ...........................      199,000      (201,000)      728,000          --             --              726,000
                                                ------------  ------------  ------------  ------------   ------------       ------------

Operating expenses
Selling, general and administrative ...........    6,224,000       732,000     2,294,000       177,000(b)      22,000(b)       9,449,000

Research and development ......................      958,000          --            --            --             --              958,000

Non cash compensation expense .................      740,000          --            --            --             --              740,000
                                                ------------  ------------  ------------  ------------   ------------       ------------
Total operating expense .......................    7,922,000       732,000     2,294,000       177,000         22,000         11,147,000
                                                ------------  ------------  ------------  ------------   ------------       ------------

Loss from operations ..........................   (7,723,000)     (933,000)   (1,566,000)     (177,000)       (22,000)       (10,421,000)

Interest income ...............................    1,178,000         2,000          --            --             --            1,180,000

Interest expense ..............................         --            --        (139,000)         --             --             (139,000)

Other income ..................................       70,000          --            --            --             --               70,000
                                                ------------  ------------  ------------  ------------   ------------       ------------
                                                  (6,475,000)     (931,000)   (1,705,000)     (177,000)       (22,000)        (9,310,000)
                                                ------------  ------------  ------------  ------------   ------------       ------------
Net loss available to
 common stockholders .......................... $ (6,475,000) $   (931,000) $ (1,705,000) $   (177,000)  $    (22,000)      $ (9,310,000)
                                                ============  ============  ============  ============   ============       ============

Basic and diluted net loss per share
   Net loss available to
 common stockholders .......................... $      (0.71)         --            --            --             --         $      (1.02)
                                                ============  ============  ============  ============   ============       ============

Weighted average common shares
     Outstanding basic and diluted ............    9,147,000          --            --            --             --         9,147,000 (c)
                                                ============  ============  ============  ============   ============       ============

See notes to unaudited Pro forma Condensed Consolidated financial statements

U.S. Wireless Data, Inc.
Notes to the Unaudited Pro Forma Condensed
Consolidated Financial Statements

a)	U.S. Wireless Data, Inc. (“USWD”) acquired NXT Corporation (“NXT”) on December 22, 2000, and the assets and assumed certain liabilities of Cellgate Technologies LLC (Cellgate) on November 16, 2000. For the purposes of the Unaudited Pro Forma Condensed Consolidated Statement of Operations, information for NXT and Cellgate has been included from July 1, 2000 through their respective acquisition dates.

b)	Represents the applicable amortization expense for intangible assets derived from the NXT transaction. The intangible assets are being amortized on a straight line basis and have been estimated by management to have a useful life of four (4) to ten (10) years.

Represents the applicable amortization expense for intangible assets derived from the Cellgate transaction and consists of work force acquired, intellectual property and goodwill, which are amortized on a straight line basis over four (4) years, seven (7) years and ten (10) years, respectively.

c)	Represents the weighted average number of common stock outstanding for the period and 1,125,000 shares of USWD’s common stock issued as a result of the merger. This does not include 2,242,000 shares of common stock contingently issuable two years from the date of closing depending on the average share price of USWD common stock.

Represents U.S. Wireless’ weighted average number of shares of common stock outstanding for the period and 562,500 shares issued as a result of the merger. This does not include 468,750 shares of common stock issued on November 16, 2001 pursuant to the acquisition agreement.

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

Note 2 - BASIS OF PRESENTATION

The Consolidated Balance Sheets as of December 31, 2001 and June 30, 2001, the Consolidated Statements of Operations for the three and six months ended December 31, 2001 and 2000, and the Consolidated Statements of Cash Flows for the six months ended December 31, 2001 and 2000 have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the consolidated financial statements. Operating results for the three and six months ended December 31, 2001 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report for the year ended June 30, 2001 on Form 10-KSB.

The common stock and per share prices in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the 1 for 4 reverse stock split that was effectuated on October 18, 2000.

Certain amounts in the financial statements have been reclassified from prior period presentations. The Company is currently evaluating the accounting relating to the Convertible Preferred Stock offering completed in May 2000. There may be a reclassification between accumulated deficit and additional paid in capital. There would be no net impact on shareholders’ equity or the results of operations for any period filed.

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

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of SFAS 143 on the financial statements of the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standard on existing long-lived assets and plans to adopt the new accounting standard in its financial statements for the fiscal year ending June 2003.

Note 5 – ACQUISITIONS

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

In addition, the agreement provided for the following: if the average Closing Price (as defined in the Asset Purchase Agreement dated October 30, 2000) of the Company’s Common Stock for the twenty (20) consecutive trading days ending with the trading day immediately preceding the one-year anniversary of the closing date is less than $16.00 per share (as adjusted for any stock splits, stock dividends or similar events), such additional consideration shall be an amount equal to: (i) the number of the shares which have not previously been sold or transferred, subject to certain exceptions, multiplied by (ii) the amount, if any, not to exceed $10.00, by which such average Closing Price is less than $16.00. No less than 50% of such amount shall be paid in cash, and the balance shall be paid, at the Company’s option, in cash or shares of Common Stock having a value, based on such average Closing Price provided that such average Closing Price for such purposes shall not be less than $6.00 per share prior to the anniversary of the closing. As a result, on November 16, 2001 and December 10, 2001, the Company issued 468,750 shares of the Company’s Common Stock and paid $2,812,500 in cash. The operating results of Cellgate have been included in the consolidated financial statements of the Company since the acquisition date. The Company incurred approximately $475,000 of expenses related to this transaction, which includes accounting fees, attorney’s fees, investment banking fees and other costs.

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

Note 6 - INVENTORY

                                                December 310,      June 30,
                                                    2001             2001
                                                    ----             ----

      Inventory consists of:
         Raw material                          $   112,000      $   239,000
         Work in process                            26,000           26,000
         Finished goods                          4,269,000        3,675,000
         Lower of cost or market reserve           (17,000)         (17,000)
                                                ----------       ----------
                                               $ 4,390,000      $ 3,923,000
                                                ==========       ==========

The Company has established a reserve to reflect the lower of cost or market value of the inventory as of December 31, 2001 and June 30, 2001.

Note 7 - ACCRUED LIABILITIES

                                               December 31,     June 30,
                                                   2001          2001
                                               -----------      -------

Accrued liabilities consists of:
   Accrued compensation                       $ 1,098,000   $ 1,102,000
   Accrued professional fees                       57,000       149,000
   Accrued telecommunication expenses              85,000         --
   Accrued tax expense                             49,000         --
   Other                                          372,000       287,000
                                               ----------    ----------
         Total accrued liabilities            $ 1,661,000   $ 1,538,000
                                               ==========    ==========

Note 8 – ACCRUED RESTRUCTURING EXPENSE

USWD recorded pretax charges totaling $2.4 million in the fourth quarter of fiscal year ended June 30, 2001, related to the consolidation of the Company’s technical and network operations for disposal of assets not used in the primary operations facility and the estimated impact of vacating the unused facilities, net of potential subleases.

As part of the Company’s consolidation of its technical and network operations and the closure of our Bethesda, Maryland facility, a restructuring charge of $0.6 million was recorded in the first quarter of fiscal year 2002. The charge is related to the cost of involuntary severance and related benefits for technical, operations, engineering and administrative employees located in our Bethesda, Maryland and Palmer Lake, Colorado facilities.

Provided below is an analysis of the changes in the restructuring accrual;

Accrued restructuring expense:

         Balance at June 30, 2001                             $ 2,400,000
         Charges against accrual (Bethesda
              rent payments, severance and
              benefit payments)                                  (731,000)
         Additions to accrual (severance
              and benefits accrual)                               625,000
                                                               ----------
         Balance at December 31, 2001                           2,294,000
         Less current portion                                   1,079,000
                                                               ----------
         Balance at December 31, 2001
             Excluding current portion                        $ 1,215,000
                                                               ==========

Note 9 - NET LOSS PER SHARE

Earnings (loss) per common share (EPS) is computed using Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”. SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. Throughout fiscal year 2001 and during the three and six months ended December 31, 2001, such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options, warrants and conversions could potentially dilute earnings per share in the future.

The following table reconciles the number of basic weighted average shares of common stock outstanding to the maximum diluted shares of common stock for the six months ended December 31, 2001 and 2000.

U.S. WIRELESS DATA INC.
CONSOLIDATED COMMON STOCK EQUIVALENTS
(Unaudited)

                                                         As of December 31,
                                                         2001         2000
                                                         ----         ----

Weighted average common shares outstanding: ......   12,545,000    9,147,000
                                                     ----------   ----------
Private Placement @ $55.866 million
                Max offering .....................    8,204,000    9,311,000
                                                     ----------   ----------
Warrants
                   Investor warnts. 25% CS Shs ...    2,328,000    2,328,000
                Agent warrants 25% Units .........    2,328,000    2,328,000
                   Agent warnts. 25% CS Shs ......      582,000      582,000
                PJSC warrants 20% Comw Pref ......      466,000      466,000
                   PJSC warnts. 25% CS Shs .......      116,000      116,000
Warrants, various outstanding ....................      326,000      419,000
Warrants, executive ..............................    1,343,000    2,915,000
                                                     ----------   ----------
                                                      7,489,000    9,154,000
                                                     ----------   ----------
Employee options
                Outstanding, 1992 Option Plan ....      288,000      400,000
                Outstanding, 2000 Option Plan ....    2,857,000    1,197,000
                Outstanding, Non-Plan ............      338,000      505,000
                                                     ----------   ----------
                                                      3,483,000    2,102,000
                                                     ----------   ----------

                                                     ----------   ----------
Common stock to be distributed ...................    2,242,000    2,710,000
                                                     ----------   ----------

                Total Shares issued or issuable ..   33,963,000   32,424,000
                                                     ==========   ==========

Note 10 – STOCKHOLDERS’ EQUITY

On November 16, 2001, 468,750 shares were issued to Cellgate Technologies LLC in accordance with the acquisition agreement (see Note 5 for further information).

During the six months ended December 31, 2001, 592,065 shares of Series C preferred stock were converted into 987,186 shares of common stock, in accordance with the Series C preferred stock documents.

During the six months ended December 31, 2001, 512,750 stock options were issued to employees with exercise prices equal to the fair market value of the Company’s common stock at the date of grant.

For the six months ended December 31, 2001, $747,000 was charged to compensation expense relating to options issued to four Board Members granted on March 29, 2000.

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

We have developed a scalable and flexible technology platform that enables us to deliver a broad, integrated suite of services to merchants, merchant acquirers, credit card processors, ATM distributors and others. Generally, our services utilize common core technology platforms within the same operational infrastructure. We design our services to be highly flexible and customizable, enabling our customers to select from among our broad range of wireless and wireline products and services. We believe that one of our principal strengths is our internally developed proprietary technology, which enables us to add new distribution partners by employing a scalable architecture adapted specifically to our Internet protocol-based infrastructure services. We help our wireline and wireless customers build and maintain their brands by delivering services with the look, feel and navigation features specific to their delivery platform and format, including the growing number of emerging wireless devices. In addition, USWD supports a variety of protocols that may be proprietary to different wireless and wireline devices, enabling the end user to access the same services across a variety of devices. Our more than 196 clients process the vast majority of all point-of-sale (“POS”) transaction activity in the United States and include: Bank of America, BuyPass, Cardservice International, CardSystems, Concord EFS, First Data Merchant Services, First Horizon, Global Payments, Lynk Systems, MSI, National Processing Company, Paymentech, Vital, and many others.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

KEY METRICS

We utilize several basic performance metrics to measure the progress of our operations. Some of the metrics we rely upon include: (1) the number of resellers through which we sell our various products and services; (2) the number of active sites processing transactions through one or more of our hosts, including those that transmit via wireless, satellite, dial-up and leased-line technology; (3) the number of transactions processed through one or more of our hosts; (4) the number of units of USWD equipment sold; and (5) EBITDA- Earnings before interest, taxes, depreciation, amortization and other non-cash items.

RESELLERS

As of December 31, 2001, we had over 196 resellers under contract to sell our products and services as compared to 75 contracts that were in place at December 31, 2000. As of December 31, 2001, more than 100 of these 196 resellers were actively engaged in the sale of one or more of our products or services.

ACTIVE SITES

Synapse Services

Active wireless sites have grown to over 10,000 at December 31, 2001, an increase of 5,200 or over 109% compared to the same six month period last year. Since June 30, 2001, we have added over 4,900 new terminals or an increase of 72%. As of December 31, 2001 we had over 7,700 merchants using Synapse.

NXT Gateway Services

Total active sites on the NXT gateway as of December 31, 2001 were over 45,000 compared to 41,600 active sites as of December 31, 2000, representing an increase of over 3,400, or 8%. Since June 30, 2001, 1,100 total new active sites have been acquired.

TRANSACTIONS

Synapse Services

Wireless transactions processed for the three and six months ended December 31, 2001, were 1,075,000 and 2,072,000, respectively, an increase of over 580,000 or 118% and 1,260,000 or 155% from the same periods last fiscal year. This was due to an increase in active wireless sites and transactions per terminal.

NXT Gateway Services

Our NXT Gateway Service Host utilizes traditional narrowband/dedicated networks (ie: dial lines and leased-line circuits) to deliver transactions between merchants and processors. Total transactions for the three and six months ended December 31, 2001 were 137 million and 275 million, respectively, compared to 115 million and 231 million for the same periods in fiscal year 2001, an increase of over 22 million, or 19%, and 44 million transactions, or 19%, respectively.

EQUIPMENT SALES

Unit sales for the three and six months ended December 31, 2001 were 373 and 1,474, respectively, as processors and merchant acquirers continue to market the Synapse Adapters for resale to retail merchants, and the Synapse Enabler, for conversion of taxi meters, vending machines and other integrated devices to accept credit cards wirelessly.

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

Total Revenues

                      For the three months ended         For the six months ended
                            December 31,                       December 31,
                     ---------------------------         -------------------------
                                              %                                  %
                     2001        2000       Change       2001       2000     Change
                     ----        ----       ------       ----       ----     ------
Total revenue    $ 2,246,000   $ 333,000      574%   $ 4,497,000  $ 484,000    829%

Total revenues were $2,246,000 and $4,497,000 for the three and six months ended December 31, 2001 as compared to $333,000 and $484,000 for the same periods in the last fiscal year. This improvement from the prior year represents over a five fold increase for the quarter and over an eight fold increase for the six month period. The increases were attributable to the inclusion of the revenue associated with the acquisitions of Cellgate Technologies LLC and NXT Corporation and our continued successful efforts in marketing our flagship suite of Synapse products and services. Most revenue categories, including recurring services, transaction fees and equipment revenues, increased from the prior year, all of which are discussed in more detail below.

SERVICE REVENUES

                         For the three months ended         For the six months ended
                               December 31,                       December 31,
                        ---------------------------         -------------------------
                                                 %                                  %
                        2001        2000       Change       2001       2000     Change
                        ----        ----       ------       ----       ----     ------
Service revenue
     Activation fees   $   72,000  $  49,000     47%     $  142,000   $  63,000    125%
     Monthly fees         386,000    134,000    188%        740,000     221,000    235%
     Transaction fees   1,535,000    137,000   1020%      2,858,000     176,000   1524%
     Other fees           124,000       --       NA         298,000        --       NA
                        ---------    -------   ----       ---------     -------   ----
Total service revenue  $2,117,000  $ 320,000    562%     $4,038,000   $ 460,000    778%

Activation Revenue

Activation revenue which is generated through our proprietary Synapse Gateway, for the three months ended December 31, 2001 was $72,000, a $23,000 or a 47% increase as compared to the three months ended December 31, 2000. Activation revenue for the six months ended December 31, 2001 was $142,000, a $79,000 or a 125% increase as compared to the six months ended December 31, 2000. These increases are a direct result of significant increases in merchant activations for our Synapse wireless and landline conversion services.

Recurring Monthly Revenue

Recurring monthly service revenue, which is generated from the Synapse Gateway, was $386,000 for the three months ended December 31, 2001, a $252,000 or a 188% increase as compared to the three months ended December 31, 2000. Recurring service revenue for the six months ended December 31, 2001 was $740,000, a $519,000 or a 235% increase as compared to the six months ended December 31, 2000. The increases for both the three and six months are attributed to the significant growth in total activations and a decline in over all deactivations.

Transaction Revenue

Transaction revenue is generated by both Synapse and our NXT Gateway Services, which was acquired as part of our acquisition of NXT Corporation. Total transaction revenue for the three months ended December 31, 2001 was $1,535,000 compared to $137,000 for the same period last year, an over ten fold increase. Including revenue generated by NXT prior to the acquisition revenue for the same period last year was $1,179,000, an increase of $356,000 or 30%. Total transaction revenue for the six months ended December 31, 2001 was $2,858,000, compared to $176,000 during the same period last year, an over fifteen fold increase. Including revenue generated by NXT prior to the acquisition, revenue for the same period last year was $2,797,000, an increase of $61,000 or 2%. The increase for both Synapse and NXT Gateways is attributed to a higher number of transactions per active site, increased revenue per transaction that is charged to the customer and the addition of a significant number of new customer sites.

Equipment Revenue

                         For the three months ended         For the six months ended
                               December 31,                       December 31,
                        ---------------------------         -------------------------
                                                 %                                  %
                        2001        2000       Change       2001       2000     Change
                        ----        ----       ------       ----       ----     ------

Equipment revenue   $  129,000    $  13,000     892%     $ 459,000   $ 24,000    1813%

Equipment revenue is derived from the sale of our proprietary wireless conversion devices, the Synapse Adapter and the Synapse Enabler. Equipment revenue increased for the three months ended December 31, 2001 to $129,000 compared to the same period last year of $13,000. Equipment revenue increased for the six months ended December 31, 2001 to $459,000 from $24,000 during the same period last year. The increases were attributed to penetrating new markets that utilize the Synapse Adapter and Enabler for vending, multilane restaurants, ATM’s, existing POS and transportation solutions, which are discussed below.

As previously announced, we have entered into a strategic partnership with Pepsi-Cola North America (“Pepsi”) to provide our proprietary wireless vending solution. This solution will enable Pepsi vending machines to accept credit cards, transmit the credit card information wirelessly and to provide detailed inventory and mechanical information to the Pepsi bottlers on a real time basis. The system is currently being operated on a test basis with approximately 200 machines in Memphis.

Also during the second quarter, we began deployment of our Synapse Adapters to convert dial point of sale terminals to wireless for a major worldwide quick service restaurant. Our Synapse Adapter solution provides queue sensitive merchants the ability to process credit and debit card purchases faster than a traditional dial terminal.

GROSS PROFIT

                                 For the three months ended         For the six months ended
                                       December 31,                       December 31,
                                ---------------------------         -------------------------
                                                         %                                  %
                                2001        2000       Change       2001       2000     Change
                                ----        ----       ------       ----       ----     ------
Gross profit
      Service                $ 767,000  $   80,000      859%    $ 1,372,000  $ 122,000    1025%
      Equipment                 20,000       4,000      400%        122,000      7,000    1643%
      Inventory reserve           --        70,000     -100%           --       70,000    -100%
                              --------    --------     ----       ---------   --------    ----
Gross profit                   787,000     154,000      411%      1,494,000    199,000     651%
                              --------    --------     ----       ---------   --------    ----
Total gross margin excluding
inventory reserve credit     $ 787,000  $   84,000      837%    $ 1,494,000  $ 129,000    1058%

Gross profit consists of revenues net of direct costs of sales. Costs of sales consist primarily of the cost for the initial setup and ongoing communications costs associated with terminals connected through Synapse, costs related to sales of the Synapse Adapter and Enablers, and cost of wireless and non-wireless carriers. Total gross profit for the three months ended December 31, 2001 was $787,000, compared to $154,000 for the same period in fiscal year 2001, which was over a four fold increase. Total gross profit for the six months ended December 31, 2001 was $1,494,000, compared to $199,000 for the same period in fiscal year 2001, an over six fold increase.

Service gross profit for the three months ended December 31, 2001 was $767,000, compared to $80,000 for the same period in fiscal year 2001, which was over an eight fold increase. Service gross profit for the six months ended December 31, 2001 was $1,372,000, compared to a gross profit of $122,000 for the same period in fiscal year 2001.

Equipment gross profit for the three months ended December 31, 2001 was $20,000, compared $4,000 for the same period in fiscal year 2001. Equipment gross profit for the six months ended December 31, 2001 was $122,000, compared to $7,000 for the same period in fiscal year 2001.

The improvement in gross profit for the three and six months ended December 31, 2001 as compared to the same periods in fiscal year 2001, was primarily the result of: (1) inclusion of the gross profit associated with the acquisitions of Cellgate and NXT; (2) an increase in higher margin Synapse service revenues during the first six months of fiscal year 2002; and (3) an increase in equipment sales during the first six months of fiscal year 2002.

GROSS MARGIN

                                   For the three months ended         For the six months ended
                                         December 31,                       December 31,
                                  ---------------------------         -------------------------
                                                           %                                  %
                                  2001        2000       Change       2001       2000     Change
                                  ----        ----       ------       ----       ----     ------
Gross margin
Service                            36%         25%          45%        34%        27%        28%
Equipment                          16%         31%         -50%        27%        29%        -9%
                                 ----        ----         ----       ----       ----       ----
Total gross margin                 35%         46%         -24%        33%        41%       -19%
                                 ----        ----         ----       ----       ----       ----
Total gross margin excluding
     inventory reserve credit      35%         25%          39%        33%        27%        25%

Total gross margin (gross profit as a percentage of net revenues) for the three months and six months ended December 31, 2001 decreased from the same periods of fiscal year 2001 due to a non-operating inventory reserve adjustment increasing the gross margin for fiscal year 2001. Excluding the inventory reserve adjustment, total gross margin for the three months ended December 31, 2001 increased by 39% from 25% of sales to 35% of sales compared to the same period last year. Excluding the inventory reserve adjustment, total gross margin for the six months ended December 31, 2001 increased by 25% from 27% of sales to 33% of sales. Service gross margin increased for the three months and six months ended December 31, 2001 by 45% and 28%, respectively, from the same periods in fiscal year 2001. This margin increase is primarily due to a greater percentage of Synapse service revenue than from the previous fiscal year.

Equipment gross margin was 16% for the three months ended December 31, 2001 compared to 31% for the same period last fiscal year. The decrease is primarily attributed to the higher mix of the vending enablers which have a lower margin than our standard equipment selling prices. The margins on the vending enabler will increase as additional units are deployed due to cost reductions from our manufacturer based on volume discounts.

OPERATING EXPENSES

Total operating expenses

                                 For the three months ended         For the six months ended
                                       December 31,                       December 31,
                                ---------------------------         -------------------------
                                                         %                                  %
                                2001        2000       Change       2001       2000     Change
                                ----        ----       ------       ----       ----     ------

 Total operating expense     $ 4,074,000  $ 4,312,000      -6%  $ 9,468,000  $ 7,922,000   -20%

Total operating expenses for the three months ended December 31, 2001 decreased by $238,000 or 6% compared to the same period last fiscal year. This decrease was due to the realization of the cost savings from the initial stages of our acquisition consolidation plan initiated at the end of fiscal year 2001. Operating expenses for the six months ended December 31, 2001 increased by $1,546,000 or 20% compared to the same period last fiscal year. The increase was due to higher amortization of goodwill from the acquisition of Cellgate and NXT of approximately $1,260,000 and a one time restructuring charge of $625,000 related to the consolidation of our facilities for severance and related benefits. Excluding these items, operating expenses were lower by approximately $260,000.

Research and Development Expenses

                                 For the three months ended         For the six months ended
                                       December 31,                       December 31,
                                ---------------------------         -------------------------
                                                         %                                  %
                                2001        2000       Change       2001       2000     Change
                                ----        ----       ------       ----       ----     ------

Research and development     $ 390,000   $ 564,000        -31%   $ 888,000  $ 958,000       -7%

Research and development expenses consist primarily of engineering personnel costs for research, design and development of the proprietary technology we use to integrate and develop our products and services. Research and development expenses decreased $174,000, or 31%, to $390,000 for the three months ended December 31, 2001, from $564,000 for the comparable period in fiscal year 2001. For the six months ended December 31, 2001, research and development expenses decreased $70,000 or 7%, to $888,000 from $958,000 for the six months ended December 31, 2000. The decreases are primarily the result of reduction of employees related to our facilities consolidation.

During the fourth quarter of fiscal year 2001, we changed the methodology for recording research and development expenses. The costs were originally reported in selling, general and administrative expense, but have been reclassified and are now recorded as research and development expenses.

Selling, General and Administrative Expenses

                                        For the three months ended         For the six months ended
                                               December 31,                       December 31,
                                        ---------------------------         -------------------------
                                                                 %                                  %
                                       2001        2000       Change       2001       2000     Change
                                       ----        ----       ------       ----       ----     ------

Selling, general and administrative  $ 2,449,000  $3,014,000     -19%  $ 5,473,000  $5,771,000   -5%
Non-cash compensation                    375,000     370,000       1%      747,000     740,000    1%
                                       ---------   ---------     ---    ----------   ---------  ---
      Total S,G&A                    $ 2,824,000  $3,384,000     -17%  $ 6,220,000  $6,511,000   -4%

Selling, general and administrative expenses consist primarily of salaries and benefits for sales, general and administrative personnel, advertising and promotion expenses, professional service fees, occupancy and general office expenses, travel expenses, other general corporate purposes and non-cash compensation. Sales, general and administrative expenses excluding non-cash compensation, research and development, depreciation and amortization and restructuring costs were $2.5 million for the three months ended December 31, 2001 compared to $3.0 million for the three months ended December 31, 2000, a 19% decrease. Sales, general and administrative expenses excluding non-cash compensation, research and development, depreciation and amortization and restructuring costs were $5.5 million for the six months ended December 31, 2001 compared to $5.8 million for the six months ended December 31, 2000, a 5% decrease. The decreases are primarily attributed to the successful implementation of our integration and consolidation plan for our recent acquisitions. This plan has reduced overall operating expenses by approximately $0.8 million per month or $9.6 million on an annual basis, representing approximately 42% of our ongoing annual operating expenses. These expense reductions are related to personnel, professional fees, consulting services, facility expenses, travel expenses, public relations expenses and advertising and promotion expenses.

Depreciation and Amortization

                                    For the three months ended         For the six months ended
                                          December 31,                       December 31,
                                   ----------------------------        --------------------------
                                                               %                                  %
                                   2001        2000       Change       2001       2000     Change
                                   ----        ----       ------       ----       ----     ------

Depreciation                   $  232,000   $ 188,000        23%    $   479,000  $ 277,000     73%
Amortization                      628,000     176,000       257%      1,256,000    176,000    614%
                                 --------    --------       ---       ---------   --------    ---
Total                          $  860,000   $ 364,000       136%    $ 1,735,000  $ 453,000    283%

Amortization of intangibles includes amortization of goodwill, core technology, trademarks, customer lists, contract rights, patents and assembled workforce. Amortizations of intangibles were $0.6 million and $1.3 million for the three and six months ended, December 31, 2001, respectively compared with $0.2 million for the three and six months ended December 31, 2000. The increases are a result of amortization of intangibles recorded from the acquisitions of Cellgate and NXT. Intangibles for acquisitions are being amortized over four to ten years. In the event that we complete additional acquisitions, which we expect to do, expenses relating to the amortization of intangibles could increase in the future.

RESTRUCTURING CHARGE

                          For the three months ended         For the six months ended
                                 December 31,                       December 31,
                          ---------------------------         -------------------------
                                                   %                                  %
                         2001        2000       Change       2001       2000     Change
                         ----        ----       ------       ----       ----     ------

Restructuring expense      --         --                   $ 625,000      --        NA

During the first quarter of fiscal year 2002, we recorded a restructuring charge related to the consolidation and relocation of our Bethesda, Maryland network operations center with our research and development and operations center, located in Palmer Lake, Colorado. In conjunction with the latest integration activities, the Company recorded pretax charges totaling $625,000 or $0.05 per share, in the first quarter of fiscal year ending June 30, 2002, related to severance payments to employees and benefits.

INTEREST AND OTHER

                                      For the three months ended         For the six months ended
                                             December 31,                       December 31,
                                      ---------------------------         -------------------------
                                                               %                                  %
                                     2001        2000       Change       2001       2000     Change
                                     ----        ----       ------       ----       ----     ------
Interest income                 $   70,000   $ 551,000        -87%    $ 233,000   $1,178,000    -80%
Interest expense                   (82,000)       --           NA      (174,000)       --        NA
Other income                          --        60,000       -100%       64,000       70,000     -9%
Taxes                              (33,000)       --           NA       (38,000)       --        NA
                                 ---------    --------       ----      --------    ---------   ----
   Total interest, net & other  $  (45,000)  $ 611,000       -107%    $  85,000   $1,248,000    -93%

Interest income for the three months ended December 31, 2001 was $70,000, compared to $551,000 for the same period in fiscal 2001. Interest income for the six months ended December 31, 2001 was $233,000, compared to $1,178,000 for the same period in fiscal 2001. Interest income decreased due to the utilization of cash to fund our growth expectations and the recent declining trend in interest rates.

Interest expense for the three and six month period ended December 31, 2001 was $82,000 and $174,000, respectively, related to the financing under a capital lease for Synapse Adapters assumed with the acquisition of Cellgate. There was no interest expense for the three and six months ended December 31, 2000. Other income, which consists primarily of rental income for a sublet facility, for the three months ended December 31, 2001 there was none, as compared to $60,000 for the three months ended December 31, 2001. Other income for the six months ended December 31, 2001 was $64,000 compared to $70,000 for the same period in fiscal year 2001.

Tax expense for the three and six months ended December 31, 2001 was $33,000 and $38,000, respectively. There was no tax expense for the three and six months ended December 31, 2000.

NET LOSSES

                                            For the three months ended         For the six months ended
                                                  December 31,                       December 31,
                                           ----------------------------        --------------------------
                                                                       %                                    %
                                           2001           2000      Change        2001          2000     Change
                                           ----           ----      ------        ----          ----     ------
Net loss                             $ (3,332,000)  $ (3,547,000)      -6%  $ (7,889,000) $ (6,475,000)     22%
                                      -----------    -----------             -----------   -----------
Basic and diluted net loss per share $      (0.27)  $      (0.36)     -25%  $      (0.67) $      (0.71)     -5%
                                      -----------    -----------             -----------   -----------
Weighted average common shares
     outstanding basic and diluted     12,545,000      9,947,000              11,737,000     9,147,000

For the three months ended December 31, 2001, net loss totaled $3.3 million or $0.27 per share, as compared to a net loss of $3.5 million or $0.36, for the three months ended December 31, 2000. For the six months ended December 31, 2001, net loss totaled $7.9 million or $0.67 per share, as compared to a net loss of $6.5 million or $0.71, for the six months ended December 31, 2000.

Reconciliation of net loss to adjusted EBITDA:

The Company uses a modified version of EBITDA (“Adjusted EBITDA”), which is net loss excluding interest, net and other, taxes, depreciation and amortization, restructuring expense and non cash compensation. Adjusted EBITDA loss for the three months ended December 31, 2001 was $2.1 million or $0.16 per share as compared to the same period last year of $3.4 million or $0.34 per share. This improvement in adjusted EBITDA loss of $1.3 million or approximately 38% is primarily attributed substantially higher revenues and reduction of operating expenses as discussed in prior sections.

                                   For the three months ended       For the six months ended
                                          December 31,                     December 31,
                                   --------------------------       ------------------------
                                      2001           2000           2001           2000
                                      ----           ----           --             ----
Net loss                         $(3,332,000)   $(3,547,000)   $(7,889,000)   $(6,475,000)
Depreciation and amortization        860,000        364,000      1,735,000        453,000
Non-cash compensation                375,000        370,000        747,000        740,000
Restructuring expense                   --             --          625,000           --
Interest, net and other               45,000       (611,000)       (85,000)    (1,248,000)
                                 -----------    -----------    -----------    -----------
Adjusted EBITDA loss             $(2,052,000)   $(3,424,000)   $(4,867,000)   $(6,530,000)
                                 -----------    -----------    -----------    -----------
Adjusted EBITDA loss per share   $     (0.16)   $     (0.34)   $     (0.41)   $     (0.71)
                                 ===========    ===========    ===========    ===========

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

At December 31, 2001 our principal source of liquidity was $9.7 million in cash, cash equivalents and segregated cash. We have incurred losses since our inception and as of December 31, 2001, we had an accumulated deficit of approximately $116.4 million.

Net cash used in operating activities was $6.0 million for the six months ended December 31, 2001. This primarily consisted of net operating losses, increases in inventory and accounts payable, offset by non-cash charges for depreciation, amortization and consulting services. Net cash used in operating activities was $6.1 million for the six months ended December 31, 2000. This primarily consisted of net operating losses, increases in inventory and accounts payable, offset by non-cash charges for depreciation, amortization and consulting services.

Net cash used in investing activities was $2.8 million for the six months ended December 31, 2001. This amount consists primarily of $2.8 million which was paid to Cellgate Technologies LLC under the purchase agreement (see Note 5 of the Notes to Consolidated Financial Statements for additional information), and $0.2 million for purchases of capital equipment. Net cash used in investing activities for the six months ended December 31, 2000 was $2.8 million, consisting primarily of purchases of equipment and acquisition costs.

Net cash used in financing activities was $0.4 million for the six months ended December 31, 2001, which was related to payments for obligations under capital leases. Net cash provided by financing activities for the six months ended December 31, 2000 was $0.6 million, which was related to a payment of a note payable, offset by cash received from the exercise of warrants.

As of June 30, 2001, our monthly consolidated net losses before depreciation, amortization, interest and taxes (“EBITDA”) was averaging approximately $1.4 million. EBITDA has improved to an average net loss of $0.7 million per month for the second quarter of fiscal year 2002 as we realized the benefits from the reductions in operating expense and increased sales. In addition, we believe EBITDA will continue to improve as revenue increases in excess of its current levels and we continue to minimize our costs in future quarters.

We believe that existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months, assuming current growth rates of revenues. However, the underlying assumed levels of revenues and expenses may not prove to be accurate. We may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures.

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

Seasonal Variation of Business

We anticipate that the recurring revenue generated under Synapse and NXT Gateway Services agreements with merchants, merchant acquirers and credit card processors will be relatively immune to seasonal variations, although we expect that transaction related revenue will reflect seasonal variations paralleling consumer spending patterns, generally increasing somewhat during the holiday season. The placement of devices can be expected to be slow during that season as well, due to the reluctance of merchants to change processors during premier shopping seasons and the general industry freeze on new systems implementations during that season.

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

We have never been profitable and have incurred substantial losses since our inception. We had an accumulated deficit of approximately $108.5 million and $116.4 million at June 30 and December 31, 2001, respectively, and had a loss of $19.2 million for the year ended June 30, 2001 and a loss of $7.9 million for the six months ended December 31, 2001. Our Synapse system is relatively new and there is no history upon which to base a judgment of its prospects. There is no assurance we will generate significant revenues from Synapse or otherwise or that we will ever become profitable. There can be no assurance that Synapse will gain market acceptance.

The success of our business plan is uncertain.

The success of our business plan, which is to concentrate on trying to develop a recurring revenue stream from customers’ use of our neutral gateway, is dependent on our platforms being utilized by merchant acquirers, processors and independent sales organizations in sufficient quantities to generate profits. To date, the revenues generated from our products and services have been nominal. The failure to successfully implement our business plan would have a material adverse effect on our business, operating results and financial condition.

Approximately 67% of our revenue for fiscal year 2001 was generated from four customers and, accordingly, the loss of such customers could adversely affect our revenues.

As of December 31, 2001, Cardservice International, Inc., Merchant Link, Inc., Paymentech and First Horizon accounted for approximately 67% of our revenue. Although we are seeking to broaden our client base, no assurance can be made that our efforts will be successful or that these current clients will not account for a large concentration of our revenues. If any one customer accounts for a significant portion of our revenues, the loss of such customer could adversely affect our business, operating results and financial condition.

There is no assurance that the market will accept our systems.

We plan to generate our revenue from sales of services relating to wireless credit card and other transactions. The market for providing this service is in the early stages of development and it is difficult to predict the rate at which this market will grow, if at all. Future competitors are likely to introduce services that compete with the services offered by us. Demand for these services could be affected by numerous factors outside of our control, including, among others, market acceptance by prospective customers, the introduction of new or superior competing technologies or services that are available on more favorable pricing terms than those being offered by us, and the general condition of the economy. Any market acceptance for our services may not develop in a timely manner or may not be sustainable. Our success will likely depend on our ability to sell our services to merchant acquirers and independent sales organizations, as well as an increase in the availability of terminals that interface with our platforms. New or increased competition may result in market saturation, more competitive pricing, or lower margins. Our business, operating results and financial condition would be materially and adversely affected if the market for our services fails to grow, grows more slowly than anticipated, or becomes more competitive or if targeted customers do not accept our products and services even if a substantial market develops.

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

We have been granted two design patents, have filed an application to patent the Synapse process and expect to file additional patents as we determine appropriate. There can be no assurance that a patent will be issued from the patent application filed by us or that patents will be issued from any patent applications filed by our licensors or us in the future or that the scope of any claims granted in any patent will provide meaningful proprietary protection or a competitive advantage to us. There can be no assurance that the validity or enforceability of patents issued or licensed to us will not be challenged by others or, if challenged, will be upheld by a court. In addition, there can be no assurance that competitors will not be able to circumvent any patents issued or licensed to us. We have been granted the service mark “U.S. Wireless Data” and have filed for the service mark “Synapse”, “Wireless Made Easy”, “Wireless Express Payment Service”, “WEPS”, “Powered by WEPS”, “e-Processing” “e-Processing for the new millennium” in the United States. There can be no assurance that we will be able to secure significant protection for these marks.

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

Third parties may sue us for infringement of their intellectual property rights. We may incur costs of defense and royalties or lose the right to use technology important to providing our services.

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

Although we completed the acquisition of substantially all of the assets of NXT Corporation in December 2000, we may be required to pay additional consideration to NXT Corporation. Under certain circumstances, we may be required to pay additional cash consideration to NXT Corporation based upon the closing price of the common stock at certain dates (see Note 5 –Acquisitions).

We could lose our rights to our exclusive, except as to AT&T Wireless and its affiliates, license with AT&T Wireless.

USWD’s rights to a technology that make the conversion from landline to wireless transactions possible for traditional dial-up point of sale terminals and other dial-up devices are dependent upon an exclusive, except as to AT&T Wireless and its affiliates, license agreement with AT&T Wireless. Under certain circumstances the license agreement may be terminated and USWD would no longer have access to this technology. Additionally, there can be no guarantees that AT&T Wireless or its affiliates will not enter into competition with USWD for the application of this technology, and should such competition arise, it could have an adverse effect on our operating results and financial condition.

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

Our services rely on an emerging infrastructure that could encounter capacity constraints or system failures, which could adversely affect our reputation and market acceptance of our product.

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

In addition, the companies we may acquire may be subject to the other business risks we describe in this section, which may adversely impact such business. Further, we cannot guarantee that we will realize the benefits or strategic objectives we are seeking to obtain if we make any acquisitions.

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

The laws governing Internet transactions remain largely unsettled. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business, operating results, and financial condition by increasing our costs and administrative expenses. It may take years to determine whether and how existing laws such as those governing intellectual property; privacy, libel, consumer protection, and taxation apply to the Internet. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. We must comply with new regulations in the United States, as well as any other regulations adopted by other countries where we may do business. The growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, as well as new laws governing the taxation of Internet commerce. Compliance with any newly adopted laws may prove difficult for us and may harm our business, operating results, and financial condition.

We have a 41% stockholder who is able to exercise substantial influence over us.

We are effectively controlled by ComVest, which beneficially owns, as of June 30, 2001 and December 31, 2001, approximately 41% of our common stock. Such ownership interest gives ComVest substantial influence over the outcome of all matters submitted to our stockholders, including the election of directors.

The market for our stock could suffer because there may be too many available shares.

We have approximately 11,478,419 and 12,935,355 total shares of common stock outstanding as of June 30 and December 31, 2001, respectively, of which approximately 7,140,917 and 9,317,777 shares are in the public float respectively. We have a substantial number of additional shares of common stock that are either presently outstanding or issuable upon conversion or exercise of other securities that were issued as “restricted securities” and are either presently saleable under SEC Rule 144 or which will become eligible for sale under SEC Rule 144 over the next several months. In addition, before the end of calendar 2000 we were obligated to register the sale of a total of 21,121,577 shares of common stock underlying Series C Preferred Stock, options and warrants, a portion of which have subsequently been sold. In December 2000, we filed a registration statement to register such shares. Subsequent to filing, the registration statement was withdrawn and we anticipate filing a new registration statement for the resale of approximately 17,900,000 shares by the end of calendar year 2002. Although the sale of certain of these shares is subject to lock-ups, large numbers of securities may be sold pursuant to these registrations and adversely affect the market for our common stock.

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

Volatility of common stock.

The common stock is traded on the OTCBB under the symbol “USWE.” The trading volume of the common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the fiscal year ended June 30, 2001, the common stock has traded at prices ranging from $1.01 to $9.75 and $0.50 to $4.85 during the six months ended December 31, 2001. As a result of the limited and sporadic trading activity, the quoted price for the common stock on the OTCBB is not necessarily a reliable indicator of its fair market value.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to legal proceedings arising in the ordinary course of our business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2001 Annual Meeting of Shareholders was held at the New York Marriott East Side Hotel, Vanderbilt Room, 525 Lexington Avenue, New York, New York 10017 at 2:00 p.m., Eastern time, on November 1, 2001.

The following matters were voted upon at the Annual Meeting of Shareholders, at which there was a quorum:

1)   Election of a Board of Directors for One Year Terms:

The following individuals were elected by vote of a majority of the Common Shareholders present or represented by proxy to a one-year term on the Board of Directors:

                                                                                 Votes For           Votes Withheld
                                Dean M. Leavitt                     7,052,507                           7,775
                                Alvin C. Rice                          7,052,507                           7,775
                                Chester N. Winter                  7,052,507                           7,775
                                Michael S. Falk                       7,052,507                           7,775
                                Amy L. Newmark                    7,052,507                           7,775

The following individuals were elected by vote of a majority the Series C Preferred Shareholders present or represented by proxy to a one-year term on the Board of Directors:

                                                                                 Votes For           Votes Withheld
                                Edwin M. Cooperman           4,408,172                           8,333
                                 Barry A. Kaplan                    4,408,172                           8,333

2)   Ratification of Deloitte & Touche LLP as Independent Auditors and Public Accountants:

Common Stockholders:

Votes For              Votes Against              Votes Abstaining

6,864,724                      194,783                               775

Series C Preferred Stockholders:

Votes For              Votes Against              Votes Abstaining

4,408,172                             0                               8,333

By a vote of the majority of the Common and Series C Preferred Shareholders together present or represented by proxy, Deloitte & Touche LLP was ratified as Independent Accountants to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a)      Exhibits

10.1	Form of Employment Agreement between the Company and Heidi R. Goff dated October 10, 2001.

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

                                                                             U.S. WIRELESS DATA, INC.

Dated    November 14, 2002                           By: /s/ Dean M. Leavitt
                                                                                   Dean M. Leavitt
                                                                                   Chief Executive Officer

Dated    November 14, 2002                            /s/ Rick J. DeVincenzo
                                                                                   Rick J. DeVincenzo
                                                                                   Senior Vice President, Chief Financial Officer and Treasurer
                                                                                  (Principal Financial Officer)