Form 10QSB
period 2002-03-31
U S WIRELESS DATA INC
filed 2002-05-15
CIK 895716

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

                           [X]    Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act
                                     of 1934 for the quarterly period ended March 31, 2002

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X]     No [  ]

As of April 30, 2002, there were outstanding 14,666,164 shares of the Registrant’s Common Stock ($0.01 par value per share).

Transitional Small Business Disclosure Format. Yes [  ]     No [X]

U.S. WIRELESS DATA, INC.
TABLE OF CONTENTS

Part I — FINANCIAL INFORMATION                                                                                                   Page

ITEM 1. Financial Statements

        Consolidated Balance Sheets as of
            March 31, 2002 and June 30, 2001................................     3

        Consolidated Statements of Operations for the three and nine months
            ended March 31, 2002 and 2001...................................     4

        Consolidated Statements of Stockholders' Equity for the nine
            months ended March 31, 2002.....................................     5

        Consolidated Statements of Cash Flows for the nine months ended
            March 31, 2002 and 2001.........................................     6

        Pro Forma Condensed Consolidated Statement of Operations for the
            nine months ended March 31, 2001................................     7

        Notes to Consolidated Financial Statements..........................     8-19

ITEM 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................    19-44

Part II — OTHER INFORMATION

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,        June 30,
                                                                                      2002             2001
                                                                                    --------         -------
ASSETS                                                                            (Unaudited)
Current assets:
     Cash and cash equivalents ..............................................   $   6,175,000    $  18,205,000
     Accounts receivable, net of allowance for
        doubtful accounts of $134,000 and $55,000
        at March 31, 2002 and June 30, 2001, respectively ...................       1,040,000        1,515,000
     Inventory, net .........................................................       4,184,000        3,923,000
     Notes receivable .......................................................          88,000           87,000
     Other current assets ...................................................         616,000          472,000
                                                                                -------------    -------------
                Total current assets ........................................      12,103,000       24,202,000

Property and equipment, net .................................................       2,532,000        2,818,000
Segregated cash .............................................................         715,000          769,000
Intangible assets, net ......................................................      14,016,000       15,739,000
Other assets ................................................................          61,000           93,000
                                                                                -------------    -------------

                Total assets ................................................   $  29,427,000    $  43,621,000
                                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .......................................................   $   1,868,000    $   2,258,000
     Accrued liabilities ....................................................       1,357,000        1,538,000
     Other current liabilities ..............................................          47,000          261,000
     Accrued restructuring expense, current portion .........................         371,000        1,000,000
     Obligation under capital lease, current portion ........................       1,104,000          793,000
     Purchase price payable, current portion ................................         466,000        2,557,000
                                                                                -------------    -------------

                Total current liabilities ...................................       5,213,000        8,407,000
                                                                                -------------    -------------

Deferred rent expense .......................................................         178,000          275,000
Accrued restructuring expense, less current portion .........................       1,543,000        1,400,000
Other liabilities, less current portion .....................................          47,000          109,000
Obligation under capital lease, less current portion ........................         177,000        1,074,000
Purchase price payable, less current portion ................................            --            455,000
                                                                                -------------    -------------

                Total liabilities ...........................................       7,158,000       11,720,000
                                                                                -------------    -------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, 25,000,000 shares authorized:
       Series C convertible, at $.01 par value, liquidation value
           $10.00 per share, aggregating $40,893,000 and $55,145,000
           at March 31, 2002 and June 30, 2001, respectively; 8,450,000 shares authorized, 4,089,325 and 5,514,475 issued and
           outstanding at March 31, 2002 and June 30, 2001, respectively ....          41,000           55,000
   Common stock, 200,000,000 shares authorized at $.01 par value;
       14,567,832 and 11,478,419 shares issued and outstanding at
       March 31, 2002 and June 30, 2001, respectively .......................         145,000          115,000
   Additional paid-in capital ...............................................     143,376,000      142,873,000
   Unearned compensation ....................................................      (1,517,000)      (2,639,000)
   Accumulated deficit ......................................................    (119,776,000)    (108,503,000)
                                                                                -------------    -------------

                Total stockholders' equity ..................................      22,269,000       31,901,000
                                                                                -------------    -------------

                Total liabilities and stockholders' equity ..................   $  29,427,000    $  43,621,000
                                                                                =============    =============

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                              For the three months ended     For the nine months ended
                                                      March 31,                      March 31,
                                              --------------------------     -------------------------
                                                 2002           2001            2002            2001
                                                 ----           ----            ----            ----
Revenues
   Service revenue
     Activation fees ..................   $     80,000    $     52,000    $    222,000    $    166,000
     Monthly fees .....................        440,000         243,000       1,180,000         409,000
     Transaction fees .................      1,378,000       1,164,000       4,236,000       1,306,000
     Other fees .......................        134,000         168,000         431,000         206,000
                                          ------------    ------------    ------------    ------------
         Total service fees ...........      2,032,000       1,627,000       6,069,000       2,087,000
   Product sales ......................         85,000           7,000         545,000          31,000
                                          ------------    ------------    ------------    ------------
         Total revenue ................      2,117,000       1,634,000       6,614,000       2,118,000
                                          ------------    ------------    ------------    ------------
Cost of revenues
     Services .........................      1,199,000       1,127,000       3,865,000       1,464,000
     Product sales ....................         79,000           5,000         416,000          22,000
     Inventory reserve ................           --              --              --           (70,000)
                                          ------------    ------------    ------------    ------------
         Total cost of revenue ........      1,278,000       1,132,000       4,281,000       1,416,000
                                          ------------    ------------    ------------    ------------
Gross profit ..........................        839,000         502,000       2,333,000         702,000

Operating expenses
Selling, general and administrative
   (exclusive of non-cash
    compensation) .....................      2,472,000       4,717,000       7,945,000      10,649,000
Non-cash compensation .................        375,000         370,000       1,122,000       1,110,000
                                          ------------    ------------    ------------    ------------
         Total selling, general and
         administrative ...............      2,847,000       5,087,000       9,067,000      11,759,000
Depreciation and amortization .........        765,000         849,000       2,500,000       1,302,000
Research and development ..............        415,000         570,000       1,304,000       1,367,000
Restructuring expense .................           --              --           625,000            --
                                          ------------    ------------    ------------    ------------
         Total operating expense ......      4,027,000       6,506,000      13,496,000      14,428,000
                                          ------------    ------------    ------------    ------------

Loss from operations ..................     (3,188,000)     (6,004,000)    (11,163,000)    (13,726,000)
Interest income .......................         26,000         387,000         260,000       1,565,000
Interest expense ......................       (138,000)           --          (312,000)           --
Other income ..........................         (3,000)         35,000          61,000         104,000
Taxes .................................        (80,000)           --          (119,000)           --
                                          ------------    ------------    ------------    ------------
         Total other income
         (expense) ....................       (195,000)        422,000        (110,000)      1,669,000
                                          ------------    ------------    ------------    ------------

Net loss ..............................   $ (3,383,000)     (5,582,000)   $(11,273,000)   $(12,057,000)
                                          ============    ============    ============    ============

Basic and diluted net loss per share ..   $      (0.24)   $      (0.49)   $      (0.88)   $      (1.22)
                                          ============    ============    ============    ============

Weighted average common shares
    outstanding, basic and diluted ....     14,070,000      11,336,000      12,817,000       9,868,000
                                          ============    ============    ============    ============

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2002
(Unaudited)

                                                 Series C Preferred             Common Stock         Additional
                                                --------------------       ---------------------      Paid in
                                                Shares        Amount       Shares         Amount      Capital
                                                -----         ------       ------         ------    -----------

Balance at July 1, 2000 ..................     5,586,600   $  56,000     8,098,637    $ 8,099,000  $ 124,902,000
Exercise of stock warrants ...............       --             --       1,572,000         16,000         47,000
Non cash compensation ....................       --             --          --              --            --
Issuance of common stock and
  contingent consideration to CellGate ...       --             --         563,000          6,000      3,605,000
Issuance of common stock and contingent
     consideration to NXT shareholders'...       --             --       1,125,000         11,000      6,301,000
Conversion of Preferred C stock ..........       (72,125)     (1,000)      119,782          1,000         --
Adjustment to reflect
     par and stated value change .........       --             --          --         (8,018,000)     8,018,000
Net Loss .................................       --             --          --              --            --
                                             -----------    --------   -----------     ----------   ------------

Balance at June 30, 2001 .................     5,514,475   $  55,000    11,478,419    $   115,000  $ 142,873,000
Non cash compensation ....................       --             --          --              --            --
Conversion of Preferred C Stock ..........    (1,425,150)    (14,000)    2,375,648         23,000        (10,000)
Issuance of contingent
     consideration to Cellgate ...........       --             --         468,750         4,000          (6,000)
Non cash compensation ....................       --             --          30,571         1,000         112,000
Exercise of stock options ................       --             --         214,444         2,000         407,000
Net Loss .................................       --             --          --              --            --
                                             -----------    --------   -----------     ----------   ------------

Balance at March 31, 2002 ................     4,089,325   $  41,000    14,567,832    $   145,000  $ 143,376,000
                                             ===========    ========   ===========     ==========   ============

                                                                               Total
                                             Unearned       Accumulated     Stockholders'
                                           Compensation       Deficit          Equity
                                           ------------    -----------     -------------

Balance at July 1, 2000 .................  $  (4,119,000)  $ (89,246,000)  $ 39,692,000
Exercise of stock warrants ..............        --               --             63,000
Non cash compensation ...................      1,480,000          --          1,480,000
Issuance of common stock and
  contingent consideration to CellGate ..        --               --          3,611,000
Issuance of common stock and contingent
  consideration to NXT shareholders' ....        --               --          6,312,000
Conversion of Preferred C stock .........        --               --             --
Adjustment to reflect
     par and stated value change ........        --               --             --
Net Loss ................................        --          (19,257,000)   (19,257,000)
                                             -----------    ------------    -----------

Balance at June 30, 2001 ................  $  (2,639,000)  $(108,503,000)  $ 31,901,000
Non cash compensation ...................      1,122,000        --            1,122,000
Conversion of Preferred C Stock .........        --             --               (1,000)
Issuance of contingent
     consideration to Cellgate ..........        --             --               (2,000)
Non cash compensation ...................        --             --              113,000
Exercise of stock options ...............        --             --              409,000
Net Loss ................................        --          (11,273,000)   (11,273,000)
                                             -----------    ------------    -----------

Balance at March 31, 2002 ...............  $  (1,517,000)  $(119,776,000)  $ 22,269,000
                                             ===========    ============    ===========

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                       For the nine months ended March 31,
                                                                              2002            2001
                                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................................   $(11,273,000)   $(12,057,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
         Depreciation and amortization ...............................      2,500,000       1,302,000
         Bad debt expense ............................................        100,000          10,000
         Deferred rent ...............................................        (97,000)         18,000
         Non-cash consulting services and other ......................      1,122,000       1,110,000
         Loss on asset disposal ......................................           --             5,000
         Gain on sale of fixed assets ................................           --            (1,000)
         Changes in current assets and liabilities:
               Accounts receivable ...................................        375,000        (361,000)
               Inventory .............................................       (260,000)     (1,403,000)
               Other current assets ..................................       (145,000)       (382,000)
               Other assets ..........................................         31,000          60,000
               Accounts payable ......................................       (390,000)     (2,671,000)
               Accrued liabilities ...................................       (181,000)        614,000
               Accrued restructuring expense .........................       (486,000)           --
               Other current liabilities .............................       (214,000)         93,000
               Other liabilities, less current portion ...............        (63,000)        109,000
                                                                         ------------    ------------

                   Net cash used in operating activities ...........     (8,981,000)    (13,554,000)
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment ..........................       (440,000)     (1,688,000)
         Segregated cash .............................................         54,000        (129,000)
         Net payment for purchase acquisition, net of cash acquired ..     (2,598,000)     (1,164,000)
         Proceeds from sales of equipment ............................           --             2,000
         Notes receivable ............................................         (1,000)         (6,000)
                                                                         ------------    ------------

                     Net cash used in investing activities ...........     (2,985,000)     (2,985,000)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of options ...........................        409,000          62,000
         Issuance of common stock ....................................        126,000            --
         Conversion of preferred stock ...............................        (14,000)           --
         Payment of notes payable ....................................           --          (690,000)
         Payments on obligations under capital lease .................       (585,000)           --
                                                                         ------------    ------------

                     Net cash used in financing activities ...........        (64,000)       (628,000)
                                                                         ------------    ------------

Net decrease in cash .................................................    (12,030,000)    (17,167,000)

Cash and cash equivalents, beginning of period .......................     18,205,000      39,231,000
                                                                         ------------    ------------

Cash and cash equivalents, end of period .............................   $  6,175,000    $ 22,064,000
                                                                         ============    ============

Accompanying notes are an integral part of the financial statements

Pro Forma Information related to acquisitions

The following unaudited pro forma information shows the results of the Company for the nine months ended March 31, 2001, as if the acquisitions of and Cellgate Technologies, LLC and NXT Corporation occurred on July 1, 2000. The pro forma results of operations are unaudited, have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the date indicated or which may occur in the future.

U.S. WIRELESS DATA, INC.
PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2001 (a)
(Unaudited)

                                (Unaudited)      (Unaudited)     (Unaudited)     Cellgate            NXT          Combined
                               U.S. Wireless      Cellgate           NXT         Pro Forma        Pro Forma      Pro Forma
                                 Data, Inc.   Technologies LLC   Corporation    Adjustments      Adjustments       Results
                               -------------  ----------------   -----------    -----------      -----------     ---------

Revenues ....................  $  2,118,000    $     44,000    $  2,722,000           --               --      $  4,884,000
Cost of revenues ............     1,416,000         245,000       1,994,000           --               --         3,655,000
                               ------------    ------------    ------------   ------------     ------------    ------------
Gross profit ................       702,000        (201,000)        728,000           --               --         1,229,000

Operating expenses
Selling, general and
  administrative ............    11,951,000         732,000       2,294,000        425,000(b)       403,000(c)   15,805,000
Research and development ....     1,367,000            --              --             --               --         1,367,000
Non cash compensation .......     1,110,000            --              --             --               --         1,110,000
                               ------------    ------------    ------------   ------------     ------------    ------------
     Total operating
      expenses ..............    14,428,000         732,000       2,294,000        425,000          403,000      18,282,000

Loss from operations ........   (13,726,000)       (933,000)     (1,566,000)      (425,000)        (403,000)    (17,053,000)
Interest income .............     1,565,000            --              --             --               --         1,565,000
Interest expense ............          --            (8,000)       (139,000)          --               --          (147,000)
Other income ................       104,000            --              --             --               --           104,000
                               ------------    ------------    ------------   ------------     ------------    ------------
    Total other
     income (expense) .......   (12,057,000)       (941,000)     (1,705,000)      (425,000)        (403,000)    (15,531,000)
                               ------------    ------------    ------------   ------------     ------------    ------------

Net loss ....................  $(12,057,000)   $   (941,000)   $ (1,705,000)  $   (425,000)    $   (403,000)   $(15,531,000)
                               ============    ============    ============   ============     ============    ============

Basic and diluted net
  loss per share ............  $      (1.22)           --              --             --               --      $      (1.57)
                               ============    ============    ============   ============     ============    ============

Weighted average
     common shares
     outstanding,
     basic and diluted ......     9,868,000            --              --             --               --         9,868,000(d)
                               ============    ============    ============   ============     ============    ============

Accompanying notes are an integral part of the financial statements

U.S. Wireless Data, Inc.Notes
to Pro Forma Condensed
Consolidated Statement of Operations(Unaudited)

a)	U.S. Wireless Data, Inc. (“USWD”) acquired the assets and assumed certain liabilities of Cellgate Technologies LLC (Cellgate) on November 16, 2000 and acquired NXT Corporation (“NXT”) on December 22, 2000. For the purposes of the Unaudited Pro Forma Condensed Consolidated Statement of Operations, information for Cellgate and NXT has been included from July 1, 2000 through their respective acquisition dates.

b)	Represents the applicable amortization expense for intangible assets derived from the Cellgate transaction. The intangible assets are being amortized on a straight-line basis over four (4) years to ten (10) years.

c)	Represents the applicable amortization expense for intangible assets derived from the NXT transaction. The intangible assets are being amortized on a straight-line basis over four (4) years to ten (10) years.

d)	Represents the weighted average number of common stock outstanding for the period and (i) 562,500 shares issued at the date of closing of the Cellgate acquisition and excludes 468,750 shares of common stock issued on November 16, 2001 pursuant to the acquisition agreement since they were issued after the date presented in this statement, and (ii) 1,125,000 shares of USWD’s common stock issued as the date of closing of the NXT acquisition, and excludes 2,242,000 shares of common stock contingently issuable two years from the date of closing depending on the average share price of USWD common stock.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - THE COMPANY

U.S. Wireless Data, Inc. (“USWD” or the “Company”) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. U.S. Wireless Data, Inc. is a premier provider of transaction delivery and gateway services to the payments processing industry. The Company provides credit card processors, merchant acquirers, banks, and their respective sales organizations with turnkey wireless and other IP- based transaction management services. The Company also provides those entities with proprietary wireless enabling products designed to displace conventional telephone lines and to allow for card acceptance where such acceptance has heretofore been too expensive or technologically unfeasible. These products may be utilized by conventional card accepting retailers as well as emerging card accepting market segments such as quick service restaurants (fast foods), taxis and limousines, in-home service provider contractors, delivery services, vending machines, sporting events, and outdoor markets. Our products may also be used in conjunction with dial-up ATMs, PC-based electronic cash registers and other types of integrated point-of-sale systems.

Note 2 - BASIS OF PRESENTATION

The Consolidated Balance Sheet as of March 31, 2002, the Consolidated Statements of Operations for the three and nine months ended March 31, 2002 and 2001, the Consolidated Statements of Stockholders’ Equity for the nine months ended March 31, 2002, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2002 and 2001 have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the consolidated financial statements. Operating results for the three and nine months ended March 31, 2002 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. Certain amounts in the financial statements have been reclassified from prior period presentations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report for the year ended June 30, 2001 on Form 10-KSB.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 will not have an impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company has not determined the impact that SFAS 142 will have on the financial statements of the Company.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company has determined that SFAS 143 will not have a material effect on the financial statements of the Company.

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

In addition, the agreement provided for the following: if the average Closing Price (as defined in the Asset Purchase Agreement dated October 30, 2000) of the Company’s Common Stock for the twenty (20) consecutive trading days ending with the trading day immediately preceding the one-year anniversary of the closing date is less than $16.00 per share (as adjusted for any stock splits, stock dividends or similar events), such additional consideration shall be an amount equal to: (i) the number of the shares which have not previously been sold or transferred, subject to certain exceptions, multiplied by (ii) the amount, if any, not to exceed $10.00, by which such average Closing Price is less than $16.00. No less than 50% of such amount shall be paid in cash, and the balance shall be paid, at the Company’s option, in cash or shares of Common Stock having a value, based on such average Closing Price provided that such average Closing Price for such purposes shall not be less than $6.00 per share prior to the anniversary of the closing. As a result, on November 16, 2001 and December 10, 2001, the Company issued 468,750 shares of the Company’s Common Stock and paid $2,812,500 in cash, respectively. The operating results of Cellgate have been included in the consolidated financial statements of the Company since the acquisition date. The Company incurred approximately $475,000 of expenses related to this transaction, which includes accounting fees, attorney’s fees, investment banking fees and other costs.

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

The purchase price was allocated, based on an independent third party valuation, as follows:

                                                      Allocated       Useful
                                                        Value          Life
                                                      ---------       ------
Intellectual Property:
   AT&T Wireless IP technology                      $  2,600,000          7
   CBF 2000 design and Tellus agreement                1,700,000          7
   Cellgate gateway application                          200,000          7
   Cellgate enterprise system                            200,000          7
   ATM wireless solution                               1,300,000          7
Acquired workforce                                       250,000          4
Fair value of tangible assets acquired                 2,707,000          4
Goodwill                                               2,289,000         10
                                                      ----------

Total allocation of purchase price                  $ 11,246,000
                                                      ==========

The valuation methodology for intangible assets and intellectual property were based on the income and cost approach.

NXT Corporation

On December 22, 2000, the Company acquired NXT Corporation (“NXT”) in a stock for stock transaction, accounted for under the purchase method of accounting. The assets acquired and the liabilities assumed have been recorded at their estimated fair values as of the date of the acquisition. The shareholders of NXT, including holders of certain phantom stock rights in NXT have exchanged their shares of Common Stock of NXT and such rights, for an aggregate of 1,125,000 shares of USWD’s Common Stock valued at an aggregate of approximately $2,109,000. In addition, under certain circumstances, depending on the price of the Company’s Common Stock, a maximum in cash, discounted by 10% to the present value, of $455,000 from $500,000 and approximately 2,242,000 shares of the Company’s Common Stock, valued at $4,203,000 may be issued two (2) years from closing based on the following: if the Daily Average Price (as defined in the Asset Purchase Agreement dated December 13, 2000) of USWD Common Stock for the twenty (20) consecutive trading days ending with the trading day immediately preceding December 21, 2002 is less than $18.40 per share (as adjusted for any stock splits, stock dividends or similar events). Such additional consideration shall be an amount equal to: (i) the number of the original 1,125,000 shares which have not previously been sold or transferred, subject to certain exceptions, multiplied by (ii) the amount, if any, not to exceed $12.40, by which such Daily Average Price is less than $18.40. Such additional consideration shall be paid to the NXT shareholders in cash, to the extent of 10% of the amount of the additional consideration to be paid by USWD, provided that the aggregate amount of cash paid will not exceed $500,000. Any balance of consideration due shall be paid in shares of USWD Common Stock having value equal to the Daily Average Price, provided however, that for such purposes, in no event shall the value ascribed to USWD Common Stock be lower than $6.00 per share.

In addition to the 1,125,000 shares of Common Stock, the Company also assumed options for approximately 76,000 shares of its Common Stock, which were fully vested on the change of control, at exercise prices ranging from $7.50 to $33.07 per share. The holders of such options may also be entitled, upon exercise of their options, to additional consideration depending on the Daily Average Price of USWD common stock for the twenty (20) consecutive trading days immediately preceding December 21, 2002. The value was considered to be nominal, therefore, not recorded.

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

The Company incurred approximately, $1,055,000 of expenses related to this acquisition, which includes accounting fees, attorney’s fees, investment banking fees and other costs. The operating results of NXT have been included in the consolidated financial statements of the Company since the acquisition date.

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

Note 6 – INTANGIBLE ASSETS

During the third quarter and the first nine months of fiscal year 2002, no goodwill was acquired, impaired, or written off.

All of USWD’s acquired intangible assets are subject to amortization. There were no material acquisitions of intangible assets during the third quarter and the first nine months of fiscal year 2002. Intangible assets amortization expense was $520,000 for the third quarter of fiscal year 2002 and $1,775,000 for the first nine months of fiscal year 2002. The components of intangible assets are as follows:

                                         March 31, 2002                                June 30, 2001
                           -----------------------------------------      ----------------------------------------
                            Gross                             Net                                            Net
                           Carrying       Accumulated      Carrying       Carrying       Accumulated      Carrying
                            Amount        Amortization      Amount         Amount        Amortization      Amount
                           --------       ------------     ---------      --------       ------------     --------

Intellectual property   $  9,454,000    $ (1,760,000)   $  7,694,000   $  9,454,000    $   (780,000)   $  8,674,000

Acquired workforce         1,550,000        (252,000)      1,298,000      1,550,000        (106,000)      1,444,000

Marketing related          1,700,000        (212,000)      1,488,000      1,700,000         (85,000)      1,615,000

Goodwill                   3,941,000        (460,000)      3,481,000      3,889,000        (209,000)      3,680,000

Deferred
    acquisition costs
                             147,000         (92,000)         55,000        147,000         (37,000)        110,000
Acquired intangibles
     from NXT                432,000        (432,000)           --          432,000        (216,000)        216,000
                         -----------     -----------     -----------    -----------     -----------     -----------

Total                   $ 17,224,000    $ (3,208,000)   $ 14,016,000   $ 17,172,000    $ (1,433,000)   $ 15,739,000
                         ===========     ===========     ===========    ===========     ===========     ===========

Note 7 - INVENTORY

                                               March 31,     June 30,
                                                 2002         2001
                                               --------      -------
Inventory consists of:
     Finished goods                        $  4,138,000  $  3,675,000
     Raw material                                37,000       239,000
     Work in process                             26,000        26,000
     Lower of cost or market reserve            (17,000)      (17,000)
                                             ----------    ----------
                                           $  4,184,000  $  3,923,000
                                             ==========    ==========

The Company has established a reserve to reflect the lower of cost or market value of the inventory as of March 31, 2002 and June 30, 2001.

Note 8 - ACCRUED LIABILITIES

                                               March 31,     June 30,
                                                 2002         2001
                                               --------      -------
Accrued liabilities consists of:
     Accrued compensation                  $    948,000  $  1,102,000
     Accrued professional fees                   52,000       149,000
     Accrued telecommunication expenses          44,000        --
     Other                                      313,000       287,000
                                             ----------    ----------
Total accrued liabilities                  $  1,357,000  $  1,538,000
                                             ==========    ==========

Note 9 – ACCRUED RESTRUCTURING EXPENSE

USWD recorded pretax charges totaling $2.4 million in the fourth quarter of the fiscal year ended June 30, 2001, related to the consolidation of the Company’s technical and network operations for disposal of assets not used in the primary operations facility and the estimated impact of vacating the unused facilities, net of potential subleases.

As part of the Company’s consolidation of its technical and network operations and the closure of its Bethesda, Maryland facility, a restructuring charge of $0.6 million was recorded in the first quarter of fiscal year 2002. The charge is related to the cost of involuntary severance and related benefits for technical, operations, engineering and administrative employees located in our Bethesda, Maryland and Palmer Lake, Colorado facilities.

Provided below is an analysis of the changes in the restructuring accrual:

            Balance at June 30, 2001                      $  2,400,000
            Charges against accrual (Bethesda
                rent payments, severance and
                benefit payments)                           (1,111,000)
            Additions to accrual (severance
                and benefits accrual)                          625,000
                                                           -----------
            Balance at March 31, 2002                        1,914,000
            Less current portion                              (371,000)
                                                           -----------
            Balance at March 31, 2002,
                excluding current portion                 $  1,543,000
                                                           ===========

Note 10 - CAPITAL LEASE OBLIGATION

In November 2000, the Company purchased the assets and assumed liabilities of Cellgate Technologies, LLC. Included in the assumed liabilities were leases that financed the purchase of equipment used in the ordinary course of business.

On July 29, 1999, Cellgate entered into a Master Purchase and Lease Agreement with Tellus Technology Inc. (“Tellus”) and Varilease Corporation (“Varilease”) in which Tellus agreed to sell to Varilease and Varilease agreed to lease to the Company wireless IP modem adapters (the “Equipment Units”). In connection therewith, Cellgate entered into a separate Master Lease Agreement with Varilease to lease Equipment Units. These agreements were assumed in the purchase of assets and certain liabilities of Cellgate. At the end of the period, and under the terms specified in the agreement, the Company may either purchase the Equipment Units (at prices to be determined by the parties), extend the lease for an additional twelve months (at specified rates), or return the Equipment Units and purchase new units. While in its possession, the Company bears the risk of loss for any damaged Equipment Units. In connection with the lease agreement, the Company has $50,000, which is maintained in an escrow account, included in restricted cash. As of March 31, 2002, the Company recorded the fair value of the capitalized lease obligation of $1,254,000.

In addition, NXT entered into capital leases for certain computer and network equipment, which expire on various dates through 2002.

Future minimum lease payments on capital leases, are as follows:

For fiscal year ending June 30:
2002                                      $   261,000
2003                                        1,155,000
                                           ----------
Total minimum payments required             1,416,000
                                           ----------

Less amount representing
     Interest at 16.919%                     (134,000)
     Interest at 10.00%                        (1,000)
                                           ----------
     Total interest                          (135,000)
                                           ----------
Present value of net minimum
     lease payments                         1,281,000

Less current installments                  (1,104,000)
                                           ----------
Obligations under capital leases,
   excluding current installments         $   177,000
                                           ==========

The carrying value of assets under capital leases of $2,505,000 and $29,000, is included in inventory and equipment, respectively, at March 31, 2002.

Note 11 - NET LOSS PER SHARE

Earnings (loss) per common share (EPS) is computed using Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”. SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. Throughout fiscal year 2001 and during the three and nine months ended March 31, 2002, such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options, warrants and conversions could potentially dilute earnings per share in the future.

The following table reconciles the number of shares of common stock outstanding to the maximum diluted shares of common stock:

Common Stock Equivalents

                                                                       As of March 31,
                                                                      2002         2001
                                                                      ----         ----

Common shares outstanding                                          14,568,000   11,359,000
Series C Preferred Stock outstanding in common stock equivalents    6,816,000    9,311,000
                                                                   ----------   ----------
                                                                   21,384,000   20,670,000
                                                                   ----------   ----------
Warrants
      Outstanding related to the Private Placement
         Investor warrants                                          2,328,000    2,328,000
         Agent warrants                                             2,328,000    2,328,000
         Agent warrants                                               582,000      582,000
         Investment company warrants                                  466,000      466,000
         Investment company warrants                                  116,000      116,000
      Various outstanding                                             326,000      418,000
      Executive                                                     1,343,000    1,343,000
                                                                   ----------   ----------
                   Total warrants                                   7,489,000    7,581,000
                                                                   ----------   ----------
Options
      Outstanding, 1992 Option Plan                                   256,000      400,000
      Outstanding, 2000 Option Plan                                 2,622,000    1,346,000
      Outstanding, Non-Plan                                           338,000      505,000
                                                                   ----------   ----------
                   Total options                                    3,216,000    2,251,000
                                                                   ----------   ----------
Common stock contingently issuable for acquisitions                 2,242,000    2,710,000
                                                                   ----------   ----------

                   Total shares outstanding or issuable            34,331,000   33,212,000
                                                                   ==========   ==========

Note 12 – STOCKHOLDERS’ EQUITY

On October 6, 2000, authorized capital was increased to 225,000,000 shares, 200,000,000 of which are $.01 par value common stock and 25,000,000 of which are $.01 par value preferred stock.

On November 16, 2001, 468,750 shares of common stock were issued to Cellgate Technologies LLC in accordance with the acquisition agreement (see Note 5 for further information).

During the nine months ended March 31, 2002, 1,425,150 shares of Series C preferred stock were converted into 2,375,648 shares of common stock, in accordance with the terms of the Series C preferred stock.

During the nine months ended March 31, 2002, 512,750 stock options were granted to employees with exercise prices equal to the fair market value of the Company's common stock at the date of grant.

During the nine months ended March 31, 2002, 214,444 options were exercised. In addition, 30,571 shares of common stock were issued as non-cash compensation to a former executive of the Company. The non-cash compensation was valued at $112,500 and charged against the restructuring accrual.

For the nine months ended March 31, 2002, $1,122,000 was charged to compensation expense relating to options issued to four Board Members granted on March 29, 2000.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company has entered into leases for certain computer equipment and facilities. Future minimum lease payments under non-cancelable operating leases and the present value of future minimum lease payments as of March 31, 2002, are as follows:

                                       Equipment        Facility
                                         Leases          Leases
                                       ---------        --------
For fiscal years ending June 30:
2002                                   $  7,000       $   446,000
2003                                     13,000         1,303,000
2004                                       --           1,279,000
2005                                       --           1,304,000
2006                                       --           1,379,000
Thereafter                                 --           4,943,000
                                        -------        ----------
Total minimum payments required        $ 20,000       $10,654,000
                                        =======        ==========

The following table sets forth, the Company’s current facility leases:

                                                                                                                                                              Square
             Location                                                         Business Use                                                  Footage

New York, New York      Corporate Headquarters and Primary Sales and Marketing Offices             11,700
Palmer Lake, Colorado     Research and Development and Primary Network Operations Center          6,100
                                         and Engineering Facility
Bethesda, Maryland        Vacant-9,672 square feet currently sub-leased. Under contract                    17,471
                                         sub-lease remaining space.

As a security deposit for the Company’s New York facility, the Company maintains a letter of credit in the amount of $456,300. The Company has restricted cash of $490,000 on deposit in a money market fund as collateral for the letter of credit maintained by the bank.

Included in restricted cash is $175,000, which is held in certificate of deposit as a security deposit for the Company’s Bethesda facility.

The Company is obligated through July 30, 2009 under a lease for its former office facility located in Bethesda, Maryland. The future minimum lease commitment for the period April 1, 2002 through the date of expiration is $5,012,000. The Company has vacated the majority of the space as of the close of business on November 1, 2001, and anticipates vacating the remaining space of less than 2,000 square feet in the near future. The Company has subleased this facility to a third party for approximately $4,109,000 in aggregate payments for the balance of the Company’s lease term.

The Company anticipates signing a lease for approximate 1,300 square feet to replace the existing Bethesda, Maryland facility. The future minimum lease commitment is anticipated to be $101,000 for the lease term ending May 31, 2005.

The Company has employment agreements with four of its executive officers. The agreements are for initial terms of two years, with automatic one-year extensions after the initial term. In May 2001, the Company renewed the employment agreement with its Chairman and Chief Executive Officer for a new initial term of three years, with automatic one-year extensions after the initial term. As of March 31, 2002, the employment agreements commit the Company to annual salary compensation of $900,000 and annual discretionary bonuses of approximately $575,000. The agreements include provisions for severance payments upon termination under certain conditions.

The Company has committed to reimburse a third party 50%, up to a maximum of $300,000, for certain agreed upon development costs.

The Company maintains agreements with wireless, landline and other carriers for certain telecommunication services from such carriers. The agreements include the pricing for various services, including volume discounts and requirements. Should the Company fail to maintain or reach any volume levels or requirements as specified in the agreements, the prices the Company pays for services may increase and may have an adverse effect on the results of operations.

An Intellectual Property License Agreement with AT&T Wireless Services, Inc. (“AT&T Wireless”) grants the Company a non-exclusive worldwide license to certain proprietary technology of AT&T Wireless for use in the provision of wireless data financial transactions using AT&T Wireless’s CDPD service. The technology is currently utilized with the Company’s Synapse Adapter, which was acquired in the acquisition of Cellgate. The term of the agreement was extended to the fifth anniversary of the closing date of the Company’s acquisition of Cellgate. Subject to the terms of this agreement, AT&T Wireless cannot license the patents to a third party, except for certain instances, provided the Company maintains certain minimum quantities of deployed units at certain anniversary dates, or, at the Company’s election, pays a fee for any shortfall.

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

PRODUCTS AND SERVICES

1.	SynapseSM Wireless Point of Sale Services

For mobile merchants or merchants setting up in temporary locations, wireless POS systems are an obvious solution, enabling card acceptance and delivering increased profits and greater customer satisfaction. U.S. Wireless Data is at the forefront of this payments revolution, providing certification of wireless credit card terminals from third-party manufacturers such as Lipman, Thales, Ingenico, and others, to the Synapse host platform, which acts as a neutral gateway to payment processors such as Concord, First Data Merchant Services, Global Payments, Lynk, NPC, Paymentech and Vital. This sophisticated and proprietary service opens the door to credit card processing for taxis and limousines, in-home service providers, contractors, delivery services, vending machines, sporting events, and outdoor markets. Our service is wireless carrier agnostic, providing a broad selection of wireless data networks including the Motient network, AT&T Wireless & Verizon’s CDPD network, and Cingular’s Mobitex network. The increased choice of networks allows merchants to select the one that maximizes the coverage footprint for their needs. Businesses with locations throughout the United States can implement a wireless POS strategy using multiple networks to ensure optimal coverage.

2.	Synapse AdapterTMand Synapse EnablerTMfor POS

U.S. Wireless Data offers fixed-location retailers products that make it easy to convert from dial-up to wireless. The Synapse Adapter™ is a plug-and-play wireless modem that allows merchants to convert a single dial-up POS terminal to wireless for cost savings and faster transactions. The Synapse Enabler™ 4500 operates similarly to the Synapse Adapter, but it can convert as many as eight POS terminals to a single wireless connection, making it an ideal solution for multi-lane environments.

3.	Synapse AdapterTMfor ATMs

The Synapse Adapter also makes it easy for the operators of dial-up ATMs to go wireless. Typically, dial-up ATMs are placed in “off premise” locations such as convenience stores, delicatessens and shopping malls. To install a dial-up ATM, a phone line must be ordered from the phone company and, after waiting days or weeks, the line is installed. With the Synapse Adapter, dial-up ATMs can be placed immediately, without the wait or cost of installing a new phone line. Once installed using the Synapse Adapter, the ATM can be relocated quickly and easily. Additionally, based on the monthly cost of a phone line, the Synapse Adapter offers the opportunity to reduce operating costs.

4.	Synapse Wireless Payment Acceptance on Phones and Pagers

With more than 12,000 wireless POS sites already established on our Synapse platform, the market for card payments will likely become even larger with the emergence of new payment devices based on mobile phone, pager, and other “beltware” technology. U.S. Wireless Data intends to offer beltware solutions based on products from Creditel (cellular phones) and Comstar (pagers).

5.	Synapse EnablerTM for Vending

In addition to fixed-location, mobile, and portable wireless applications, U.S. Wireless Data is actively involved in integrating its propriety technology into existing devices at the point of sale to create new opportunities for card acceptance. Vending machines are one area in which the company has made significant progress. An OEM version of the Synapse Enabler has been integrated into more than 200 Pepsi vending machines throughout the Memphis, Tennessee area as part of a pilot program for Pepsi-Cola North America to introduce credit card payments for their vended products. In addition to enabling card payments on Pepsi vending machines, the Synapse technology delivers up to the minute information about inventory and operational status of each machine to Pepsi bottlers, helping them become more efficient in determining their daily routes and keeping machines operating at peak performance.

6.	Synapse EnablerTMfor Transportation

U.S. Wireless Data has also integrated its Synapse Enabler solution into Pulsar taximeters, creating the CardMeter™ wireless taximeter, which is currently in use by taxi fleets in Salt Lake City, Utah; Providence, Rhode Island; and Cincinnati, Ohio. The Cardmeter solution offers fleets the opportunity to accept cards and get real-time authorizations in their taxicabs, which is fast, convenient, and safer because drivers carry less cash. In addition, we have also recently completed the certification for taximeters offered by Centrodyne.

7.	NXT Gateway Services

U.S. Wireless Data’s leadership in wireless payment processing through its Synapse platform is complemented by a full array of landline-based data transport, translation, processing and gateway services, which are provided through its NXT platform to merchant locations throughout the U.S. We acquired NXT in December of 2000, helping to create significant transaction volume and broaden our offerings. NXT offers a robust transaction processing network with access via 1-800 dial service, frame relay, Internet and VPN, as well as satellite. In addition, the NXT network provides formatting, routing and transaction “splitting”, including splitting at the network level for American Express and loyalty and gift card programs, making legacy POS systems operate more efficiently and with new levels of functionality.

8.	Other Services

U.S. Wireless Data also provides merchants and their processing companies with customized solutions, including application development and hosting. These services are provided to meet a specific merchant need such as loyalty, electronic gift card or other card payment program.

SYNAPSE WIRELESS SOLUTIONS

Synapse wireless solutions are providing the payments industry with timely access to wireless solutions that support mobile payment processing, fixed-location payment processing, wireless ATM deployment, wireless unattended vending, and much more. In each of these areas, our payment processor clients, Independent Sales Organization (“ISO”) clients, and end users benefit from one or more of the following wireless advantages:

1.	Making Wireless Easy. Through proprietary data translation and reformatting, Synapse connects wireless POS terminals, wireless network carriers, and the payment processor in a payment transaction. The result is fully supported wireless payment solutions on the leading bankcard processing platforms that simplify the steps involved in selling, activating, and supporting wireless payment solutions. This advantage is the cornerstone of the Synapse brand.

2.	Fixed location merchants benefit from our Synapse wireless technology because it offers cost savings. In most locations in the U.S., the cost of connecting a point-of-sale (“POS”) system to a payment processor with a dial-up line or leased-line is more expensive than a wireless connection. Therefore, when a merchant chooses our wireless solution, they can save significantly on their monthly communications costs, especially when they operate multiple POS systems in a single location, such as a grocery store or ticketing counter.

3.	Synapse wireless offers fixed location merchant increased transaction speed. Dial-up transactions normally take 15-20 seconds, but wireless transactions are as fast as 3 seconds. Such a dramatic increase in speed enables queue-sensitive merchant locations, such as Quick Service Restaurants (“QSR”) and ticketing counters, to embrace the benefits of card acceptance without slowing down their operations. These businesses are keenly aware of the benefits of card acceptance: higher average tickets (increasing 48% according to information recently published by VISA), reduced “drive-bys” from customers who are low on cash, and greater efficiency and accuracy at the cash register.

4.	Synapse offers ISO’s and payment processors new ways to generate revenue and incremental profits. With Synapse, our customers can now share in the revenues and profits of wireless communications. Merchant acquirers and processors can build additional margin into the Synapse Adapter and Synapse Enabler wireless service that can be packaged with their payment processing offerings due to the lower cost of wireless versus a dial-up connection. This will benefit the payments industry right now, as players large and small are seeking ways to improve their payment processing margins.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH
31, 2002 AND 2001

KEY METRICS

We utilize several basic performance metrics to measure the progress of our operations. Some of the metrics we rely upon include: (1) the number of resellers through which we sell our various products and services; (2) the number of active sites that can process transactions through one or more of our hosts, including those that transmit via wireless, satellite, dial-up and leased-line technology; (3) the number of transactions processed through one or more of our hosts; (4) the number of units of USWD equipment sold; and (5) EBITDA - Earnings before interest, taxes, depreciation, amortization and other non-cash items.

Resellers

As of March 31, 2002, we had over 216 resellers under contract to sell our products and services as compared to 121 contracts that were in place at March 31, 2001. As of March 31, 2002, more than 100 of these 216 resellers were actively engaged in the sale of one or more of our products or services.

Active Sites

Synapse Services. Active wireless sites have grown to over 12,300 at March 31, 2002, an increase of 6,900 or over 127% compared to the same period last fiscal year. Since June 30, 2001, we have added over 5,700 new terminals or an increase of 86%. As of March 31, 2002, we had over 10,400 merchants using Synapse.

NXT Gateway Services. Total active sites on the NXT gateway as of March 31, 2002 were over 45,400 compared to 42,500 active sites as of March 31, 2001, representing an increase of over 2,900, or 7%. Since June 30, 2001, 2,400 total new active sites have been acquired.

Transactions

Synapse Services. Wireless transactions processed for the three and nine months ended March 31, 2002, were 1,203,000 and 3,274,000, respectively, an increase of over 508,000 or 73% and 1,768,000 or 117% from the same periods last fiscal year. This was due to an increase in active wireless sites and their respective transactions.

NXT Gateway Services. Our NXT Gateway Service Host utilizes traditional narrowband/dedicated networks (i.e.: dial lines and leased-line circuits) to deliver transactions between merchants and processors. Total transactions for the three and nine months ended March 31, 2002 were 146 million and 421 million, respectively, compared to 124 million and 355 million for the same periods in fiscal year 2001, an increase of over 22 million, or 18%, and 66 million transactions, or 19%, respectively.

Equipment Sales in Units

Unit sales for the three and nine months ended March 31, 2002 were 212 and 1,686, respectively, as processors and merchant acquirers continue to market the Synapse Adapters for resale to retail merchants, and the Synapse Enabler, for conversion of taxi meters, vending machines and other integrated devices to accept credit cards wirelessly.

REVENUE

We derive revenue primarily from two sources: service fees and equipment sales. Service fees consist of: (a) one-time, non-refundable service activation fees; (b) wireless and landline fees for transactions delivered on wireless, broadband and narrowband networks through one or more of our hosts; (c) monthly fees for providing online, real time reports; (d) monthly minimum subscription fees; and (e) other fees, including software development fees and hosting services. Service fees are generated from both our Synapse Service and NXT Gateway Services platforms. Most U.S. Wireless Data services are designed to be device-independent and serve multiple platforms that enable our clients to support a variety of protocols, hence, a variety of products and services. Equipment sales are derived from the sale of our proprietary Synapse Adapter and Synapse Enabler products.

Total Revenues

Total revenues were $2,117,000 and $6,614,000 for the three and nine months ended March 31, 2002, as compared to $1,634,000 and $2,118,000 for the same periods in the last fiscal year. This improvement from the prior year represents a 30% increase for the quarter and over a 212% increase for the nine months. The increase for the quarter compared to the same quarter last year was attributed to higher transaction and monthly service revenues. The NXT and Cellgate acquisitions are included for both of the three months ended March 31, 2001 and 2002. Including revenue from NXT for the period prior to the acquisition, total revenues for the nine months ended March 31, 2001 were $4,884,000 compared to $6,614,000 for the nine months ended March 31, 2002, a 35% increase. The increase for the nine months is due to the inclusion of the revenue associated with the acquisitions of Cellgate Technologies LLC and NXT Corporation and our continued successful efforts in marketing our flagship suite of Synapse products and services. Most revenue categories, including recurring services, transaction fees and equipment revenues, increased from the prior year, all of which are discussed in more detail below.

Service Revenues

Activation Revenue. Activation revenue, which is generated through our proprietary Synapse Gateway, was $80,000 for the three months ended March 31, 2002, a $28,000 or a 53% increase as compared to the three months ended March 31, 2001. Activation revenue for the nine months ended March 31, 2002 was $222,000, a $56,000 or a 33% increase as compared to the nine months ended March 31, 2001. These increases are a direct result of significant increases in merchant activations for our Synapse services.

Recurring Monthly Revenue. Recurring monthly service revenue, which is generated from the Synapse Gateway, was $440,000 for the three months ended March 31, 2002, a $197,000 or an 81% increase as compared to the three months ended March 31, 2001. Recurring service revenue for the nine months ended March 31, 2002 was $1,180,000, a $771,000 or a 188% increase as compared to the nine months ended March 31, 2001. The increases for both the three and nine months are attributed to the significant growth in total activations and a decline in deactivations.

Transaction Revenue. Both our Synapse and NXT Gateway Services generate transaction revenue. Total transaction revenue for the three months ended March 31, 2002 was $1,378,000 compared to $1,164,000 for the same period last year, an over 18% increase. The revenue associated with the NXT acquisition is included for both the 2002 and 2001 periods. Total transaction revenue for the nine months ended March 31, 2002 was $4,236,000, compared to $1,306,000 during the same period last year, an over 224% increase. Including revenue generated by NXT prior to the acquisition, revenue for the same period last year was $4,028,000. Accordingly, transaction revenue increased by $208,000 or 5%. The increase for both Synapse and NXT Gateways is attributed to a higher number of transactions per active site, increased revenue per transaction and the addition of a significant number of new customer sites.

Equipment Revenue

Equipment revenue is derived from the sale of our proprietary wireless conversion devices, the Synapse Adapter and the Synapse Enabler. Equipment revenue increased for the three months ended March 31, 2002 to $85,000 compared to the same period last year of $7,000. Equipment revenue increased for the nine months ended March 31, 2002 to $545,000 from $31,000 during the same period last year. The increases were attributed to penetrating new markets that utilize the Synapse Adapter and Enabler for vending, multilane restaurants, ATM’s, existing POS and transportation solutions, which are discussed below.

As previously announced, we have entered into a strategic partnership with Pepsi-Cola North America (“Pepsi”) to provide our proprietary wireless vending solution. This solution will enable Pepsi vending machines to accept credit cards by transmitting the credit card information and approval wirelessly and to provide detailed inventory and mechanical information to the Pepsi bottlers on a real time basis. The system is currently being operated on a pilot basis with approximately 200 machines in Memphis, Tennessee.

Also during the third quarter, we have continued to deploy Synapse Adapters to convert dial point of sale terminals to wireless for a major worldwide quick service restaurant. Our Synapse Adapter solution provides queue sensitive merchants the ability to process credit and debit card purchases faster than a traditional dial terminal and eliminates the need for phone lines.

GROSS PROFIT

Gross profit consists of revenues, net of direct costs of sales. Costs of sales consist primarily of the cost for the initial setup and ongoing communications costs associated with terminals connected through Synapse, costs related to sales of the Synapse Adapter and Enablers, and certain other carrier costs. Total gross profit for the three months ended March 31, 2002 was $839,000, compared to $502,000 for the same period in fiscal year 2001, which was over a 67% increase. Total gross profit for the nine months ended March 31, 2002 was $2,333,000, compared to $702,000 for the same period in fiscal year 2001, an increase of over 232%.

Service gross profit for the three months ended March 31, 2002 was $833,000, compared to $500,000 for the same period in fiscal year 2001, which was a 66% increase. Service gross profit for the nine months ended March 31, 2002 was $2,204,000, compared to $623,000 for the same period in fiscal year 2001, a 254% increase.

Equipment gross profit for the three months ended March 31, 2002 was $6,000, compared to $2,000 for the same period in fiscal year 2001. Equipment gross profit for the nine months ended March 31, 2002 was $129,000, compared to a gross loss of $9,000 for the same period in fiscal year 2001.

The improvement in gross profit for the three months ended March 31, 2002 was attributed to volume increases from NXT Gateway services and Synapse services. The gross profit for the NXT and Cellgate acquisitions were included for both the three months ended March 31, 2001 and 2002. For the nine months ended March 31, 2002 as compared to the same period in fiscal year 2001 was primarily the result of: (1) inclusion of the gross profit associated with the acquisitions of Cellgate and NXT for a full nine months; (2) an increase in higher margin Synapse service revenues during the first nine months of fiscal year 2002; and (3) an increase in equipment sales during the first nine months of fiscal year 2002.

GROSS MARGIN

Total gross margin (gross profit as a percentage of net revenues) for the three months ended March 31, 2002 expanded 9% from 30.7% to 39.6% for the same period of fiscal year 2001. This improvement was attributed to higher service related revenue volumes and a decrease in cost of sales for NXT related to lower carrier costs. Total gross margin for the nine months ended March 31, 2002 increased to 35.3% from 33.1%.

Service gross margin increased for the three months and nine months ended March 31, 2002 to 41.0% and 36.3% from 30.7% and 29.9%, respectively, from the same periods in fiscal year 2001. This margin increase is primarily due to a greater percentage of Synapse service revenue than in the previous fiscal year.

Equipment gross margin was 7.1% for the three months ended March 31, 2002 compared to 28.6% for the same period last fiscal year. The decrease is primarily attributed to the higher mix of the vending Enablers, which have a lower margin than our standard equipment selling prices. The margins on the vending enabler will increase as additional units are deployed due to cost reductions from our manufacturer based on volume discounts.

The following table sets forth, for the periods indicated, certain financial data as percentages of the Company’s total revenue:

                          For the three months ended    For the nine months ended
                                   March 31,                    March 31,
                          --------------------------    -------------------------
                              2002         2001              2002         2001
                          --------------------------    -------------------------
Revenues
   Activation revenue          3.8%         3.2%              3.4%         7.8%
   Monthly fees               20.8%        14.9%             17.8%        19.3%
   Transaction fees           65.1%        71.2%             64.0%        61.7%
   Other revenue               6.3%        10.3%              6.5%         9.7%
                             -----        -----             -----        -----
Total service revenues        96.0%        99.6%             91.7%        98.5%
Equipment revenue              4.0%         0.4%              8.3%         1.5%
                             -----        -----             -----        -----

Total revenue                100.0%       100.0%            100.0%       100.0%
                             =====        =====             =====        =====

Gross margin
   Synapse services           54.5%        51.7%             46.3%        43.9%
    NXT services              36.7%        24.4%             31.5%        26.7%
   Equipment                   7.1%        28.6%             23.7%        29.0%
   Other                       0.0%         0.0%              0.0%        (3.0%)

Total gross margin            39.6%        30.7%             35.3%        33.1%

OPERATING EXPENSES

Total operating expenses for the three months ended March 31, 2002 were $4,027,000, a decrease of $2,479,00 or 38% compared to the same period last fiscal year. This decrease was due to the realization of the cost savings from the initial stages of our acquisition consolidation plan initiated at the end of fiscal year 2001. Operating expenses for the nine months ended March 31, 2002 decreased by $932,000 or 6.5% compared to the same period last fiscal year. The decrease was lower than anticipated due to higher amortization of goodwill from the acquisition of Cellgate and NXT of approximately $1,198,000 and a one time restructuring charge of $625,000 related to the consolidation of our facilities for severance and related benefits. Excluding these items, operating expenses were lower by approximately $2,755,000 or 19%.

Research and Development Expenses

Research and development expenses consist primarily of engineering personnel costs for research, design and development of the proprietary technology we use to integrate and develop our products and services. Research and development expenses decreased $155,000, or 27%, to $415,000 for the three months ended March 31, 2002, from $570,000 for the comparable period in fiscal year 2001. For the nine months ended March 31, 2002, research and development expenses decreased $63,000 or 4.6%, to $1,304,000 from $1,367,000 for the nine months ended March 31, 2001. The decreases are primarily the result of reduction of employees related to our facilities consolidation.

During the fourth quarter of fiscal year 2001, we changed the methodology for recording research and development expenses. The costs were originally reported in selling, general and administrative expense, but have been reclassified and are now recorded as research and development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits for sales, general and administrative personnel, advertising and promotion expenses, professional service fees, occupancy and general office expenses, travel expenses, other general corporate purposes and non-cash compensation. Sales, general and administrative expenses excluding non-cash compensation, research and development, depreciation and amortization and restructuring costs were $2.5 million for the three months ended March 31, 2002 compared to $4.7 million for the three months ended March 31, 2001, a 47% decrease. Sales, general and administrative expenses excluding non-cash compensation, research and development, depreciation and amortization and restructuring costs were $7.9 million for the nine months ended March 31, 2002 compared to $10.6 million for the nine months ended March 31, 2001, a 25% decrease. The decreases are primarily attributed to the successful implementation of our integration and consolidation plan for our Cellgate and NXT acquisitions. This plan has reduced overall operating expenses by approximately $0.8 million per month or $9.6 million on an annual basis, representing approximately 42% of our ongoing annual operating expenses. These expense reductions are related to personnel, professional fees, consulting services, facility expenses, travel expenses, public relations expenses and advertising and promotion expenses.

Depreciation and Amortization

Amortization of intangibles includes amortization of goodwill, core technology, trademarks, customer lists, contract rights, patents and assembled workforce. Amortizations of intangibles were $0.5 million and $1.5 million for the three and nine months ended, March 31, 2002, respectively compared with $0.2 million for the three and nine months ended March 31, 2001. The increases are a result of amortization of intangibles recorded from the acquisitions of Cellgate and NXT. Intangibles for acquisitions are being amortized over four to ten years. In the event that we complete additional acquisitions, expenses relating to the amortization of intangibles could increase in the future. Depreciation and amortization of fixed assets, leasehold improvements and software were $0.3 million and $1.0 for the three and nine months ended, March 31, 2002, respectively.

Restructuring Charge

During the fourth quarter of fiscal year 2001, we recorded a restructuring charge of $2.4 million related to the consolidation and relocation of our Bethesda, Maryland network operations center with our research and development and operations center, located in Palmer Lake, Colorado. In addition, we recorded pretax charges totaling $625,000 or $0.05 per share, in the first quarter of fiscal year ending June 30, 2002, related to severance payments to employees and benefits.

Provided below is an analysis of the changes in the restructuring accrual:

            Balance at June 30, 2001                       $  2,400,000
            Charges against accrual (Bethesda
                rent payments, severance and
                benefit payments)                            (1,111,000)
            Additions to accrual (severance
                and benefits accrual)                           625,000
                                                            -----------
            Balance at March 31, 2002                         1,914,000
            Less current portion                               (371,000)
                                                            -----------
            Balance at March 31, 2002,
                excluding current portion                  $  1,543,000
                                                            ===========

INTEREST AND OTHER

Interest income for the three months ended March 31, 2002 was $26,000, compared to $387,000 for the same period in fiscal 2001. Interest income for the nine months ended March 31, 2002 was $260,000, compared to $1,565,000 for the same period in fiscal 2001. Interest income decreased due to lower cash balances invested corresponding with the utilization of cash to fund our growth expectations and the decline in interest rates over the period.

Interest expense for the three and nine months ended March 31, 2002 was $138,000 and $312,000, respectively, related to the financing under a capital lease for Synapse Adapters assumed with the acquisition of Cellgate and amortization of a discount for the expected cash payment due to NXT shareholders. There was no interest expense for the three and nine months ended March 31, 2001. Other income, which consists primarily of rental income for a sublet facility was none for the three months ended March 31, 2002, as compared to $35,000 for the three months ended March 31, 2001. Other income for the nine months ended March 31, 2002 was $61,000 compared to $104,000 for the same period in fiscal year 2001.

Tax expense for the three and nine months ended March 31, 2002 was $80,000 and $119,000, respectively. There was no tax expense for the three and nine months ended March 31, 2001.

NET LOSS

For the three months ended March 31, 2002, net loss totaled $3.4 million or $0.24 per share, as compared to a net loss of $5.6 million or $0.49, for the three months ended March 31, 2001. For the nine months ended March 31, 2002, net loss totaled $11.3 million or $0.88 per share, as compared to a net loss of $12.1 million or $1.22, for the nine months ended March 31, 2001.

ADJUSTED EBITDA

EBITDA is presented because it is a widely accepted indicator of funds available to service debt, although it is not a measure of liquidity or of financial performance under accounting principles generally accepted in the United States of America (“GAAP”). The EBITDA presented may not be comparable to similarly titled measures reported by other companies. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under GAAP.

We use a modified version of EBITDA (“Adjusted EBITDA”) as an internal measure of operating performance, which is net loss excluding net interest, other income, taxes, depreciation and amortization, restructuring expenses and non cash compensation. Adjusted EBITDA loss for the three months ended March 31, 2002 was $2.0 million or $0.15 per share as compared to the same period last year of $4.8 million or $0.42 per share. This improvement in adjusted EBITDA loss of $2.7 million or approximately 56% is primarily attributed to substantially higher revenues and a reduction of operating expenses as discussed in prior sections. Adjusted EBITDA loss for the nine months ended March 31, 2002 was $6.9 million or $0.54 per share as compared to the same period last year of $11.3 million or $1.15 per share.

The following table sets forth, for the periods indicated, the reconciliation of net loss to adjusted EBITDA:

                                    For the three months ended      For the nine months ended
                                           March 31,                        March 31,
                                    --------------------------      -------------------------
                                      2002            2001            2002            2001
                                      ----            ----            ----            ----

Net loss                         $ (3,383,000)   $ (5,582,000)   $(11,273,000)   $(12,057,000)

Depreciation and amortization         765,000         849,000       2,500,000       1,302,000

Non-cash compensation                 375,000         370,000       1,122,000       1,110,000

Restructuring expenses                   --              --           625,000            --

Net interest and other                195,000        (422,000)        110,000      (1,669,000)
                                 ------------    ------------    ------------    ------------

Adjusted EBITDA loss             $ (2,048,000)   $ (4,785,000)   $ (6,916,000)   $(11,314,000)
                                 ============    ============    ============    ============

Adjusted EBITDA loss per share   $      (0.15)   $      (0.42)   $      (0.54)   $      (1.15)
                                 ============    ============    ============    ============

Net loss per share               $      (0.24)   $      (0.49)   $      (0.88)   $      (1.22)
                                 ============    ============    ============    ============

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2002 our principal source of liquidity was $6.2 million in cash and cash equivalents. We have incurred losses since our inception and, as of March 31, 2002, we had an accumulated deficit of approximately $119.8 million.

Net cash used in operating activities was $9.0 million for the nine months ended March 31, 2002. This primarily consisted of net operating losses, increases in inventory and accounts payable, offset by a decrease in accounts receivable and non-cash charges for depreciation, amortization and consulting services. Net cash used in operating activities was $13.6 million for the nine months ended March 31, 2001. This primarily consisted of net operating losses, increases in inventory and accounts receivable, offset by decreases in accounts payable and non-cash charges for depreciation, amortization and consulting services

Net cash used in investing activities was $3.0 million for the nine months ended March 31, 2002. This amount consists primarily of $2.6 million, which was paid to Cellgate Technologies LLC under the purchase agreement (see Note 5 of the Notes to Consolidated Financial Statements for additional information), and $0.4 million for purchases of capital equipment. Net cash used in investing activities for the nine months ended March 31, 2001 was $3.0 million, consisting primarily of purchases of equipment and acquisition costs.

Net cash used in financing activities was $60,000 for the nine months ended March 31, 2002, which was related to payments for obligations under capital leases, offset by proceeds from the exercise of stock options. Net cash provided by financing activities for the nine months ended March 31, 2001 was $0.6 million, which was related to a payment of a note payable, offset by cash received from the exercise of warrants.

As of June 30, 2001, Adjusted EBITDA was averaging approximately $1.4 million. Adjusted EBITDA has improved to an average net loss of $0.7 million per month for the third quarter of fiscal year 2002 as we realized the benefits from the reductions in operating expense and increased sales. In addition, we believe Adjusted EBITDA will continue to improve as revenue increases from its current levels and we continue to minimize our costs in future quarters.

Based on our current estimates of revenue levels, operating costs and other cash outlays, we believe we have enough cash for the next 12 months. However, if our revenue estimates are too high or our cost estimates too low, we may need additional capital sooner than 12 months. In addition, our concerns about capital may lead to us taking additional steps to cut costs and, depending on whether we are successful in our efforts to raise additional capital, may require us to eliminate or curtail certain of our projects and take additional steps to conserve cash that may adversely affect our operations. In connection with our efforts to raise capital, we have hired investment bankers and are exploring a number of alternatives, including debt or equity financings, strategic investment and disposition of certain assets. There can be no assurance that we will succeed in raising capital, either on favorable terms or at all, pursuant to any of these alternatives.

We believe that our future success will depend largely on our ability to continue to offer wireless and other gateway solutions that are attractive to our existing and potential future clients. Therefore, we plan to:

°	continue to develop and upgrade our products, services, connectivity and message translation technology;

°	expand our wireless and other gateway service and product offerings and cross-sell such services and products to our existing clients;

°	seek out co-marketing alliances and other partnering opportunities with card associations, carriers, device manufacturers and card processors in an effort to “seed” new and emerging markets;

°	increase capital equipment expenditures to meet service level agreement requirements and build-out our evolving infrastructure;

°	expand our mobile and fixed wireless installations by up-selling and cross-selling to our existing merchant aggregator partners and grow our network of merchants;

°	expand our NXT Gateway Service capabilities to meet the growing message translation needs of both our wireless and land-line clients; and

°	seek out merger and acquisition or other opportunities that will either enhance our technology and/or generate additive revenue that will be accretive to our earnings.

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

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting policies” in the Management Discussion and Analysis section. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following three accounting policies fit this definition:

Revenue Recognition

We derive revenue from two primary sources: service fees and equipment sales. Service fees consist of: a) one-time, non-refundable service activation fees; b) wireless and landline transaction fees; c) monthly minimum subscription fees; and d) software development fees. Equipment sales are derived from the sale of USWD’s proprietary Synapse Adapter and Synapse Enabler line displacement wireless devices.

In the normal course of business, we generate revenue through the sale of equipment and services. Revenue is recognized when earned. More specifically revenue related to sales of our products and services are as follows:

Equipment. Revenues from the sale of equipment of customer installable and merchant channels type products are recognized upon shipment. Revenues from equipment under rental agreements and similar arrangements are accounted for by the operating lease method and are recognized over the rental term.

Services. Service revenues are derived primarily from activation fees, transaction fees and subscription fees for our equipment or other equipment manufacturers sold to customers and are recognized as services are provided.

On June 30, 2001, we adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. Effective January 1, 2001, activation revenue is recognized ratably over the estimated average life of a customer contract. Prior to the adoption of SAB 101, we recognized activation revenue as services were performed. As required by generally accepted accounting principles, we have reflected the effects of the change in accounting principle as if such change had been adopted as of January 1, 2001, which is included in the results of operations for the year ended June 30, 2001.

Software Development. Software development revenue is derived from the development of customized software and is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is determinable and collectibility is probable.

Internally Developed Software

Certain costs of developing or obtaining software for internal use were required to be capitalized beginning in fiscal 2000. Costs incurred during the three and nine months ended March 31, 2002 are as follows:

Research and Development Costs of Computer Software. All costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed are research and development costs. These costs are charged to expense when incurred as required by FASB Statement No. 2, Accounting for Research and Development Costs.

Production Costs of Computer Software. Costs of producing product masters incurred subsequent to establishing technological feasibility are capitalized. These costs include coding and testing performed subsequent to establishing technological feasibility. Software production costs for computer software that is used as an integral part of a product or process is capitalized only when technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed.

As a product is available for general release to customers, capitalization of software costs is discontinued and related maintenance and customer support and costs are charged to expense when costs are incurred.

Amortization of Capitalized Software Costs. Capitalized software costs are amortized on a product-by-product basis on a straight-line basis over the remaining estimated economic life of the product.

Inventory Costs. Costs incurred for duplicating the computer software, documentation, and training materials from the product masters and for physically packaging the product for distribution are capitalized as inventory on a unit-specific basis and charged to cost of sales when revenue from the sale of those units is recognized.

Evaluation of Capitalized Software Costs. On a quarterly basis, any unamortized capitalized costs of our products are compared to the net realizable value of that product at the balance sheet date. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset is written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support.

Goodwill and Impairment of Goodwill

During the third quarter and the first nine months of fiscal year 2002, no goodwill was acquired, impaired, or written off as of March 31, 2002.

All of our acquired intangible assets are subject to amortization. There were no material acquisitions of intangible assets during the third quarter and the first nine months of fiscal year 2002. Intangible assets amortization expense was $520,000 for the third quarter of fiscal year 2002 and $1,775,000 for the first nine months of fiscal year 2002.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We have not determined the impact this statement will have on our financial statements.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We have determined that SFAS 143 will not have a material effect on our financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. We are currently evaluating the impact of the new accounting standard on existing long-lived assets and plan to adopt the new accounting standard in our financial statements for the fiscal year ending June 2003.

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

We have never been profitable and have incurred substantial losses since our inception. We had an accumulated deficit of approximately $108.5 million and $119.8 million at June 30 and March 31, 2002, respectively, and had a loss of $19.2 million for the year ended June 30, 2001 and a loss of $11.3 million for the nine months ended March 31, 2002. Our Synapse system is relatively new and there is no history upon which to base a judgment of its prospects. There is no assurance we will generate significant revenues from Synapse or otherwise or that we will ever become profitable. There can be no assurance that Synapse will gain market acceptance.

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

Approximately 69% of our revenue for the nine months ended March 31, 2002 was generated from four customers and, accordingly, the loss of such customers could adversely affect our revenues.

As of March 31, 2002, Cardservice International, Inc., Merchant Link, Inc., Paymentech and First Horizon accounted for approximately 69% of our revenue. Although we are seeking to broaden our client base, no assurance can be made that our efforts will be successful or that these current clients will not continue to account for a large concentration of our revenues. If any one customer accounts for a significant portion of our revenues, the loss of such customer could adversely affect our business, operating results and financial condition.

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

We have been granted two design patents, have filed an application to patent the Synapse process and expect to file additional patents as we determine appropriate. There can be no assurance that a patent will be issued from the patent application filed by us or that patents will be issued from any patent applications filed by our licensors or us in the future or that the scope of any claims granted in any patent will provide meaningful proprietary protection or a competitive advantage to us. There can be no assurance that the validity or enforceability of patents issued or licensed to us will not be challenged by others or, if challenged, will be upheld by a court. In addition, there can be no assurance that competitors will not be able to circumvent any patents issued or licensed to us. We have been granted the service mark “U.S. Wireless Data” and have filed for the service mark “Synapse”, “Wireless Made Easy”, “Wireless Express Payment Service”, “WEPS”, “Powered by WEPS”, “e-Processing”, and “e-Processing for the new millennium” in the United States. There can be no assurance that we will be able to secure significant protection for these marks.

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

The impact of the recent terrorist attacks and the risk of future terrorist attacks may adversely impact our revenue.

The tragic events of September 11, 2001 impacted our sales to companies in the New York City area and our sales to the United States government. These markets have not yet recovered from the events of September 11, 2001 and it is impossible to determine when, and if, they will recover. Sales in the New York City area and sales to the United States government are a significant source of revenue for us and our business may be adversely affected as these areas recover. Additionally, recent terrorist warnings, both in the United States and internationally, suggest the possibility of future terrorist attacks. As we sell products both in the United States and internationally, the occurrence of future terrorist attacks may adversely affect our business.

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

Our success depends to a large degree upon the skills of our senior management team and current key employees. We depend particularly upon Dean M. Leavitt, our Chief Executive Officer. We have an employment agreement with Mr. Leavitt and with certain of our other employees. We do not maintain key person life insurance for any of our officers or key employees other than Mr. Leavitt. The loss of any of our key executives or employees, the use of proprietary or trade secret data by former employees who compete with us, or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business, operating results and financial condition. Because of the technical nature of our services and the dynamic market in which we compete, our performance depends on attracting and retaining key employees. Competition for qualified personnel in the wireless data and software industries is intense and finding qualified personnel with experience in both industries is even more difficult. We believe there are only a limited number of individuals with the requisite skills in the field of wireless data communication, and it is becoming increasingly difficult to hire and retain these persons.

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

We may be adversely impacted by government regulation, including regulation of the wireless infrastructure and the Internet.

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

We face risks relating to general economic conditions.

We face risks related to general economic and market conditions, including the potential impact of the status of the economy. Any negative general economic conditions could have a material adverse effect on our business, operating results and financial condition.

We need additional capital.

Based on our current estimates of revenue levels, operating costs and other cash outlays, we believe we have enough cash for the next 12 months. However, if our revenue estimates are too high or our cost estimates too low, we may need additional capital sooner than 12 months. In addition, our concerns about capital may lead to us taking additional steps to cut costs and, depending on whether we are successful in our efforts to raise additional capital, may require us to eliminate or curtail certain of our projects and take additional steps to conserve cash that may adversely affect our operations. In connection with our efforts to raise capital, we have hired investment bankers and are exploring a number of alternatives, including debt or equity financings, strategic investment and disposition of certain assets. There can be no assurance that we will succeed in raising capital, either on favorable terms or at all, pursuant to any of these alternatives.

The market for our stock could suffer because there may be too many available shares.

We had approximately 11,478,419 and 14,567,832 total shares of common stock outstanding as of June 30, 2001 and March 31, 2002, respectively, of which approximately 7,140,917 and 12,268,754 shares are in the public float respectively. We have a substantial number of additional shares of common stock that are either presently outstanding or issuable upon conversion or exercise of other securities that were issued as “restricted securities” and are either presently saleable under SEC Rule 144 or which will become eligible for sale under SEC Rule 144 over the next several months. The Company is currently overdue with respect to its obligation to register common stock underlying the Series C preferred stock and related warrants sold in the private placement completed in May 2000. The sale of such securities may increase the number of shares traded in the market and may thereby adversely affect the market for our common stock.

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

Volatility of common stock.

Our common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “USWE.” The trading volume of the common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the fiscal year ended June 30, 2001, the common stock has traded at prices ranging from $1.01 to $10.125 and $0.50 to $5.52 during the nine months ended March 31, 2002. As a result of the limited and sporadic trading activity, the quoted price for the common stock on the OTCBB is not necessarily a reliable indicator of its fair market value.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to legal proceedings arising in the ordinary course of our business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Changes in the Composition of the Board

At the March 7, 2002 meeting of the Board of Directors, the resignation of Alvin Rice was accepted. At this time, the Board decided to not seek a replacement for the vacancy created from the resignation.

Commonwealth Associates, L.P. has the right, under an agency agreement in connection with the Series C Private Placement, to designate two directors to the Company’s Board. At the March 7, 2002 meeting of the Board of Directors, the resignation of Michael Falk, a Commonwealth designee, was accepted and the Board approved the appointment of Lee Provow to fill the vacancy created from the resignation and to serve as a Commonwealth designee.

Mr. Provow’s background information is provided below:

Mr. Provow currently focuses on managing Commonwealth Associates, L.P. relationships with its portfolio companies. Mr. Provow previously served as President and Chief Executive Officer of Intelispan since January 2000, until the company was sold to McLeod USA, and served as a director since August 1998. From May 1998 to December 1999, Mr. Provow served as the Chief Operating Officer of Slingshot Networks LLC, a provider of digital media storage, until the company was purchased by Qwest Communications. From June 1995 to May 1998, Mr. Provow served as the Executive Vice President and Chief Operating Officer of GridNet International, a provider of enhanced data communications services, which Mr. Provow founded and which was purchased by MCI WorldCom in July 1997. Prior to founding GridNet, Mr. Provow spent 15 years with NCR and its successor, AT&T Global Information Services, in various domestic and international technical, marketing, product management, and strategic planning positions, including Vice President of Retail Product and Systems Marketing. Mr. Provow serves as a director of Slingshot Networks, LLC; US Wireless Data, Inc.; Horizon Medical Products and Intraware.

The committee’s of the Board have been changed due to the changes in the Board as discussed above. The Audit Committee is now comprised of Edwin M. Cooperman (Chairperson), Barry A. Kaplan and Chester N. Winter. The Compensation Committee is now comprised of Amy L. Newmark (Chairperson), Lee Provo and Chester N. Winter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a)        Exhibits

                  None.

       b)        Reports on Form 8-K

                  None.

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                             U.S. WIRELESS DATA, INC.

Dated    May 15, 2002                                        By: /s/ Dean M. Leavitt
                                                                                   Dean M. Leavitt
                                                                                   Chief Executive Officer

Dated    May 15, 2002                                               /s/ Rick J. DeVincenzo
                                                                                   Rick J. DeVincenzo
                                                                                   Senior Vice President and Chief Financial Officer
                                                                                  (Principal Accounting and Financial Officer)