Form 10KSB
period 2002-06-30
U S WIRELESS DATA INC
filed 2002-09-30
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

[Mark One]

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

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

$0.01 Par Value Common Stock
(Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [  ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [X]

        The issuer’s revenues for the fiscal year ended June 30, 2002 were $2,521,000. The aggregate market value of the issuer’s voting common equity held as of September 25, 2002 by non-affiliates of the Issuer was approximately $4,311,000 based on the closing price of $0.32 as of September 25, 2002.

        As of September 25, 2002, the issuer had 15,062,000 shares of its $0.01 par value common stock outstanding.

        Transitional Small Business Disclosure Format (check one):     Yes  [  ]     No  [X]

DOCUMENTS INCORPORATED BY REFERENCE:

        The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-KSB: Items 9-12 of Part III of this Annual Report on Form 10-KSB are incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders, which Proxy Statement will be mailed on or before October 28, 2002.

U.S. Wireless Data, Inc.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED JUNE 30, 2002

INDEX

                                                                                         Page
                                                                                         ----

                                     PART I

                                    PART II

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE ....................................................      67

                                    PART III

Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT .......................      67
Item 10.   EXECUTIVE COMPENSATION ..................................................      67
Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Definitive Proxy Statement for the 2002 Annual Meeting of the Registrant which will be filed with the Commission within 120 days after the close of the fiscal year, is incorporated by reference into Part III.

i

Special Note Regarding Forward-Looking Statements

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 or Section 21E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are discussed below, and in other reports filed by us under the Securities Exchange Act of 1934. Risks and uncertainties relating to forward-looking statements are set forth in Item 6 under the caption “Risk Factors,” below. Our forward looking statements are based on information available to us today, and except as required by law, we undertake no obligation to update any forward looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

U.S. Wireless Data, Inc. (“USWD” or the “Company”) is the premier provider of wireless transaction delivery and gateway services to the payments processing industry. We provide credit card processors, merchant acquirers, banks, automatic teller machine (“ATM”) distributors and their respective sales organizations with turnkey wireless and other transaction management services. We also provide those entities with proprietary wireless enabling products designed to displace conventional telephone lines and to allow for card acceptance where such acceptance has heretofore been too expensive or technologically unfeasible. These products and services may be utilized by conventional card accepting retailers as well as emerging card accepting market segments such as vending machines, quick service restaurants (fast foods), taxis and limousines, in-home service providers, contractors, delivery services, sporting events, and outdoor markets. Our services and products may also be used in conjunction with dial-up ATMs, integrated point-of-sale (“POS”) systems and other types of single purpose POS systems.

We connect merchants to credit card or other processors using wireless and other technologies. We make it easy for the credit and debit card industries to deploy wireless solutions through a single source, our Synapse platform. We aggregate wireless network services, offering ubiquitous wireless coverage, and provide a single point of terminal management, customer support and transaction reporting. For strategically selected markets, we develop and deploy proprietary wireless hardware products designed to enable card acceptance at points-of-sale or nonconventional points-of sale with card acceptance (such as vending machines and taxi meters). All of our efforts are aimed at providing the transaction processing industry with the speed, mobility, and cost savings of wireless and the ability to provide card acceptance to new market segments.

We have contracts with over 210 resellers, including eight of the top 10 merchant acquirers whose aggregate U.S. market share in 2001 approximates 70% according to The Nilson Report. Our clients process the vast majority of all POS transaction activity in the United States and include: Bank of America, BuyPass, Cardservice International, CardSystems, Concord EFS, First Data Merchant Services, First Horizon, Global Payments, Lynk Systems, MSI, National Processing Company, Paymentech, Vital, and many others.

Effective as of the close of business on August 31, 2002, we sold, for $5 million in cash, substantially all of the operating assets and operating obligations associated with our wholly-owned subsidiary, NXT Corporation (“NXT”) to Paymentech, L.P. NXT provides data services and landline-based connectivity for credit-card transaction processing. In accordance with generally accepted accounting principles, we classified NXT as a discontinued operation in this report, and have eliminated NXT from the discussion that follows except as indicated.

THE U.S. WIRELESS DATA SUITE OF SOLUTIONS

Emerging Markets

Synapse was designed to help the electronic payments industry open doors to new and emerging markets. In recent years, card associations, card issuers, credit card processors, and merchant acquirers have desired a way to penetrate a variety of market segments that are still largely cash-driven. These segments include mobile merchants, in-home and other mobile service providers, ground transportation, quick service restaurants, vending machines, and others. In the aggregate, we believe these markets represent one of the final opportunities of significant growth for card acceptance.

These market segments have remained cash-oriented because of the technological gaps or unattractive costs that have prevented them from employing non-cash payment systems. We developed our Synapse platform of services and products to bridge the technological gaps with wireless solutions that deliver real-time transaction authorizations, fast transaction speeds, and reduce operating costs for the card accepting merchant. In doing so, we provide the transaction processing industry with a valuable opportunity to reach these large and untapped markets for card acceptance.

Leading the Migration from Dial-Up to Wireless

In addition to these new market initiatives, we are strategically positioned to lead the migration from dial-up to wireless technology in traditional retail POS environments. This universe of fixed-location POS retailers (e.g. traditional storefront businesses) is of special strategic importance to us, and is the focus of significant product development and marketing efforts. There are more than 10 million existing POS terminals currently being used throughout the United States. Our lead products in this segment, the Synapse Adapter and Synapse Enabler, are designed to enable retailers’ POS terminals to communicate with their processors on a wireless rather than wired basis. These “line-displacement” products help retailers save money through reduced telecommunications costs and improved customer service, which results from faster transaction speeds.

Our line displacement products also offer a significant financial inducement to the bankcard industry, enabling merchant services providers to mark up the wireless service, and resell it to the merchant at a profit. This opportunity is significant in the payments industry because, for the first time, merchant services providers can harvest telecom revenue from their merchant base. Given the competitive nature of the reseller market, providing merchant acquirers with an additional line of revenue offers significant motivation to convert existing accounts to wireless, and to sell new or competitive accounts on the advantages that wireless delivers.

We seek to win significant transaction volume in the $125 billion Quick Service Restaurant (fast food) industry, which is seeking a fast-working credit card solution. Our proprietary product for this industry is currently in Beta testing and is expected to be rolled out with a top payment processor prior to the calendar year end, allowing us to aggressively pursue this market.

In addition to replacing the phone line for POS systems in fixed-location retail environments, our Synapse Adapter can also replace the dial-line that connects the smaller, less expensive off-premise ATMs that are typically deployed for the sole purpose of dispensing cash. By converting a dial-up ATM to wireless, the ATM operator can achieve cost savings compared to the cost of line-installation and monthly fees associated with a wired dial line. The operator can also improve efficiency by placing the ATM as soon as it is ordered, rather than having to wait for the line to be installed by the local telephone company and paying for the placement of the telephone-line jack. In addition, relocation of an underperforming ATM is also much easier with wireless. This flexibility allows the operator to save significant time and money when deploying an ATM, as a new machine may be moved a number of times before a profitable location is found.

As we continue to grow our relationships with ATM processors such as Concord EFS (owners of the STAR transaction network), Lynk, and NYCE; we will seek to gain market share for newly placed machines, as well as to penetrate the installed based of machines that are dependent on dial-line connectivity.

Pepsi and Other Vending Opportunities

We plan to use our Synapse platforms to transport data to provide solutions for various non-payment applications or applications using a combination of payment and non-payment data. On December 21, 2001, we announced a joint effort with Pepsi Cola North America designed to (a) enable their soft drink vending machines to accept credit cards, and (b) connect their vending machines to an “always-on” wireless network, allowing bottlers to query the machine and gain real-time information about machine inventory and cash and credit card transactions, as well as the machine’s operational status.

Because accepting credit cards reduces the barriers to consumption (e.g. not having enough or the appropriate cash on hand), Pepsi and its bottlers expect to benefit from an increase in sales. So far, pilot-testing has shown that Pepsi and its bottlers can also expect to see increased profits, as it has been demonstrated that credit card acceptance enables price increases to be implemented without forfeiting volume. Further, through the telemetric capabilities (i.e., data gathering and communicating) of the new machines, bottlers can instantly ascertain the exact needs of each machine on a delivery route and adjust their inventory and planned stops accordingly. This level of monitoring and reporting at the bottler can improve operational efficiency and reduce operational costs.

Pepsi has purchased more than 500 units to date for the purpose of conducting pilot-testing, as well as initial roll-outs of the technology. We have units operating in a few cities at various venues and the trials include some of Pepsi’s key bottlers. We are also currently conducting product trials with several of the largest national full service snack/beverage/foodservice providers.

Pepsi and its bottlers place approximately 100,000 new vending machines each year that could be enabled with wireless technology for wireless credit card acceptance and telemetry. There are approximately 600,000 electronic vending machines already deployed in the field that could be retrofitted for wireless card acceptance and telemetry. In addition, we believe that Pepsi’s snack food vending subsidiary (Frito Lay) represents an additional opportunity, as there are a large number of these vending machines that are either in the field already, or that are shipped new each year. There are more than 4.1 million vending machines in the U.S., offering a significant opportunity for the growth of credit card acceptance and other services for vending machines.

THE SYNAPSE PLATFORM

In support of these and other initiatives, we developed Synapse: a reliable, scalable, flexible proprietary platform to deliver a broad, integrated suite of services to merchants, merchant acquirers, credit card processors, vending machine deployers, ATM operators, distributors, and others.

We developed Synapse to be highly customizable, enabling our customers to select from among a broad range of services and products. Synapse encompasses a choice of wireless networks; wireless hardware (i.e. line-displacement products and wireless POS systems manufactured by third-parties); and a myriad of processors, including credit card, debit card, loyalty card, gift card, or proprietary hosts. Such flexibility enables our customers and end-users to “have it their way” – a message that is unique in the industry and that is communicated to the market through our Synapse tagline: “Making Wireless Easy.”

Synapse brings together multiple wireless networks, providing a latticework of wireless coverage that delivers the only truly ubiquitous wireless service area in the U.S. While each network offers its individual coverage footprint, providing less than 100% coverage, the combination of these networks in Synapse assures the payments industry of a single solution with the broadest coverage. By maximizing coverage options for the payments industry, merchant services providers have solutions for customers no matter where they conduct point of sale transactions.

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

In addition to providing a wealth of turnkey merchant solutions, we are also making wireless easy by supporting our solutions with an internet-based customer service infrastructure. We provide easy-to-use features on our website that make setting up a merchant with a wireless terminal a simple and quick process for our clients. Where once it involved multiple parties, activating a terminal now takes a few moments through a single online interface. Most importantly, our website features real-time transaction reporting (for most applications) that provides an up-to-the minute view of transaction activity at the customer point-of-sale.

We also add additional convenience to our customers through internally developed search engines that determine the quality of wireless coverage for various carriers by zip code. This tool makes it easy for a merchant services provider to compare network coverage strength and recommend the optimal solution to their customer.

SERVICES AND PRODUCTS

We derive revenue primarily from two sources: service revenues and product sales. Service revenues consist of: (a) one-time, non-refundable service activation fees; (b) fees for transactions delivered on wireless or other methods through our hosts; (c) monthly minimum subscription fees for the availability of service; and (d) other fees, including certain charges for telecommunications connections between us and another party. Service revenues are generated from our Synapse Service. Most U.S. Wireless Data services are designed to be device-independent and serve multiple platforms that enable our clients to support a variety of protocols, which result in supporting a variety of products and services. Revenue from product sales are primarily derived from the sale of our proprietary Synapse Adapter and Synapse Enabler products, and, since these products must send transactions through our Synapse Wireless Service, sales of these products typically generates Synapse Service revenues as described above. The following provides more details on our service and product (equipment) offerings:

SynapseSM Wireless Services

For mobile merchants or merchants setting up in temporary locations, wireless POS systems are an obvious solution, enabling card acceptance and delivering increased profits and greater customer satisfaction. We believe we are at the forefront of this payments revolution, providing certification of wireless credit card terminals from third-party manufacturers such as Linkpoint, Lipman, Thales, Ingenico, and others, to the Synapse host platform, which acts as a neutral gateway to payment processors such as Concord, First Data Merchant Services, Global Payments, Lynk, NPC, Paymentech, and Vital. This proprietary service allows credit card processing for taxis and limousines, in-home service providers, contractors, delivery services, vending machines, sporting events, and outdoor markets. Our service is wireless carrier agnostic, providing a broad selection of wireless data networks including the Motient network, AT&T Wireless & Verizon’s CDPD network, and soon Cingular’s Mobitex network. The increased choice of networks allows merchants to select the one that maximizes the coverage footprint for their needs. Businesses with locations throughout the United States can implement a wireless POS strategy using multiple networks to ensure optimal coverage.

Synapse Enabler™ for POS

The Synapse Enabler is a proprietary device that we developed for the purpose of converting non-wireless devices to a wireless medium. The Synapse Enabler is designed to interface with devices, such as vending machines, taxi meters, and utility meters, using a serial port connection. In addition, many dial-up point-of-sale terminals have spare serial ports and the Synapse Enabler can interface with such devices, thus wirelessly enabling them. The Synapse Enabler™ with T8 Hub can convert as many as eight POS terminals to a single wireless connection, making it an ideal solution for multi-lane environments such as quick service restaurants (fast foods).

Synapse Adapter™ for POS or ATMs

The Synapse Adapter™ is a proprietary device utilizing patented dial tone emulation technology licensed from AT&T Wireless Services to provide our clients with a seamless "plug and play" solution for the conversion of most conventional dial-up point-of-sale terminals to a high speed, lower cost wirelessly enabled device.

The Synapse Adapter also makes it easy for the operators of dial-up ATMs to go wireless. Typically, dial-up ATMs are placed in “off premise” locations such as convenience stores, delicatessens, and shopping malls. To install a dial-up ATM, a phone line must be ordered from the phone company and, after waiting days or weeks, the line is installed. With the Synapse Adapter, dial-up ATMs can be placed immediately, without the wait or cost of installing a new phone line. Once installed using the Synapse Adapter, the ATM can be relocated quickly and easily. Additionally, based on the monthly cost of a phone line, the Synapse Adapter offers the opportunity to reduce operating costs.

Synapse Enabler™ for Vending

In addition to fixed-location, mobile, and portable wireless applications, we are actively involved in integrating our propriety technology into existing devices at the point of sale to create new opportunities for card acceptance. Vending machines are one area in which we have made significant progress. The Synapse Enabler has been integrated into vending machines in certain cities as part of a pilot program for Pepsi-Cola North America to introduce credit card payments for their vended products. In addition to enabling card payments on vending machines, the Synapse technology delivers up to the minute information about inventory and operational status of each vending machine, helping vendors become more efficient in determining daily routes and contributing to keeping machines operating at peak performance.

Synapse Wireless Payment Acceptance on Phones, Pagers and Other PDA Devices

The market for card payments will likely become larger with the emergence of new payment devices based on mobile phone, pager, and other devices such as personal planners and organizers, referred to as “beltware” technology. We intend to offer beltware solutions based on products from Creditel (cellular phones) and Comstar (pagers).

Synapse Enabler™ for Transportation

We have also integrated our Synapse Enabler solution into Pulsar taximeters, creating the CardMeter™ wireless taximeter, which is currently in use by taxi fleets in Salt Lake City, Utah; Providence, Rhode Island; and Cincinnati, Ohio. The Cardmeter solution offers fleets the opportunity to accept cards and get real-time authorizations in their taxicabs, which is fast, convenient, and safer because drivers carry less cash. In addition, we have also recently completed the integration of taximeters offered by Centrodyne.

Other Services

We may also provide merchants and their processing companies with customized solutions, including application development or other services.

STRATEGY

We believe our experience and capabilities have established us as the early market leader in providing wireless transaction products and services. Our strategy is to extend our leadership position by using our engineering expertise, software capabilities, and our other resources to move quickly into new opportunities.

Our Major Initiatives

Our major initiatives to serve the emerging market for wireless payment processing include:

°	Card acceptance on Pepsi and other vending machines.
°	Card-enabled taximeters.
°	Line displacement products, including our Synapse Enabler with T8 Hub product that enables multiple POS terminals to share a single high-speed wireless connection at a fraction of the cost of conventional phone lines.
°	Connecting the leading wireless POS terminals and payment processors to our platform.
°	The introduction of “beltware” solutions to the POS market, including pagers, mobile phones and other PDA devices fitted with card processing technology from USWD and our strategic alliances.

Supporting Strategies

Our strategy includes the following key elements:

°	Continue to brand Synapse as the standard for wireless transaction processing. By continuing to position Synapse as a neutral gateway between end user devices (POS terminals, ATMs and other devices), carriers, and processors, and by enabling seamless connectivity among these parties, coupled with efficient management features, we intend to establish USWD as the standard for wireless transaction processing.

°	Leverage our current vending activities and relationships in an effort to penetrate additional vending opportunities.

°	Leverage our established sales channels to further penetrate the market for wireless POS. We generally sell our products and services to merchant acquirers, independent sales organizations, and payment transaction processors. We focus our primary marketing efforts on the merchant acquirers and independent sales organizations that represent the vast majority of transaction activity in the electronic payment marketplace. These companies resell the Synapse technology as a turnkey system directly to merchants.

°	Partner with POS terminal and ATM manufacturers to create Synapse compatible products. A component in the success of Synapse will be the availability of wireless devices for Synapse services, that can meet the requirements of our targeted market segments. Most terminal manufacturers have developed Synapse certified devices. As part of our "device neutral" strategy, we are partnering with these manufacturers to continue developing products that are certified for use with the Synapse platform.

°	Grow our list of “Class A” certifications with the industry's leading payment processors. “Class A” solutions are fully supported by the payment processor or merchant acquiring entity. As such, they are embraced by the independent sales organization (“ISO”) sales channel for the simplicity and ease with which they are sold and supported.

°	Expedite and lead the transaction industry’s migration of POS and ATM connectivity from conventional landlines to wireless technology. We intend to exploit the larger market of wired POS terminals and ATMs through our Synapse Adapter and Synapse Enabler products.

°	Explore opportunities to partner with companies with complementary technologies or which will assist us in adding sites and generating transaction volume to enhance and extend our position in the industry.

°	Explore new market opportunities applicable to and enhanced by wireless (transportation, ATMs, vending, gaming, etc.), including markets for the processing of other payment and/or non-payment applications such as telemetric data, including usage and inventory data from utility or other meters and vending machines or EBT transactions.

°	Monitor developments in the wireless arena, including the development of “next generation” networks (such as GPRS) and seek arrangements to broaden our offerings, giving our customers a wide variety of wireless network and carrier choices utilizing our Synapse products and services.

°	Expand into selected international markets.

°	Become a vehicle for the transportation of frequency and loyalty program information.

°	Accommodate non-conventional payment and debit transactions.

SALES AND MARKETING

We market Synapse services and products to industry resellers, including merchant acquiring banks, independent sales organizations, and card processors. These customers, in turn, market and promote our services and products as a turnkey system directly to merchants. In addition to our reseller channels, we jointly market the Synapse system with bankcard associations, other card issuers, and wireless carriers. Our sales strategy is to leverage these relationships, and to develop additional strategic relationships, derived from business-to-business marketing, industry and trade events, and referrals from our network of customers.

Our target markets include:

°	Conventional retailers.
°	Quick service restaurants.
°	Traditional restaurants.
°	Delivery services.
°	Hotels.
°	Financial institutions.
°	Ski resorts.
°	ATM processors.
°	Transportation services such as taxicabs, limos, and buses.
°	Stadiums, arenas and amusement parks.
°	Golf tournaments, racetracks and other events.
°	Traditional landline based merchants that desire high speed transactions, reduced communications costs and/or Synapse on-line reports.

INDUSTRY BACKGROUND AND CURRENT TRENDS

Historical Growth of Card Acceptance

For many years, merchant acquirers, transaction processors, and card issuers have been inducing card accepting merchants to utilize electronic draft capture (“EDC”) terminals to conduct safer on-line credit and debit card transactions. As a result, the majority of the transaction dollars from merchant locations accepting bankcards are processed by EDC terminals commonly known as POS terminals. An EDC terminal magnetically reads the encoded account information from the magnetic strip on the back of a credit or debit card and sends it, along with the transaction amount and terminal specification data to a front-end processor for electronic on-line authorization. The front-end processor authorizes the card with the card issuer, electronically captures the transaction, generates an approval code and returns the data to the terminal, which signals an attached electronic printer to print a customer receipt.

Today, growth not only continues in traditional venues, recent developments in technology and the market have spurred growth in new areas. We anticipate that we will take advantage of the convergence of the following trends:

°	Industry consolidation.
°	Continued growth of card use and acceptance.
°	Growth of wireless communications.
°	Technology.

Industry Consolidation

As with many fast growing industries, the transaction processing industry has undergone rapid consolidation. The cost of maintaining EDC systems, merchant requirements for improved customer service and the demands for additional customer applications has made it difficult for some banks and ISOs to remain competitive. Many of these providers are unwilling or unable to invest the capital required to meet these evolving demands, and are increasingly exiting the transaction processing business or otherwise seeking alliance partners to provide transaction processing for their customers. Many of the transaction processors utilize and maintain legacy front-end systems that are difficult to adapt to new technologies. Accordingly, transaction processors that utilize these systems find it difficult to meet the increasing merchant demands for more sophisticated products and services.

We offer major processors, banks, and ISOs the ability to quickly implement a wireless POS program. Our turnkey solution offloads the burden of development and time to market traditionally associated with a major initiative being driven by new technology. By outsourcing the development and maintenance of special services, processors, banks, and ISOs can focus on quickly bringing new revenue-enhancing products to the merchant marketplace.

Continued Growth of Card Use and Acceptance

The credit and debit card industry has experienced significant growth during the last two decades, with U.S. card purchase volume increasing from $187 billion in 1986 to $1.3 trillion in 2000 according to the Credit Card Management Blue Book and The Nilson Report. This trend is expected to continue through 2010, by which time annual card volume will increase to nearly $9.5 trillion, according to The Nilson Report. This growth is attributed to U.S. consumers adapting from cash to other electronic payment methods and the international adoption of card based payment products.

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

We have created a portfolio of services and products that link the point of sale and card processors, loyalty companies and other transaction companies. Accordingly, the forecasted growth in the usage of card payments should increase the demand for the connectivity that U.S. Wireless Data provides.

Merchant demand for card acceptance solutions is being driven by the fact that consumers tend to spend more when paying with cards than with cash. MasterCard and Visa cards are now being accepted at locations such as the U.S. Postal Service, municipalities, hospitals, and other places of business that have historically not been considered card acceptors. One example is the fast food industry, which currently has a low penetration rate with respect to credit card acceptance due in large part to slow speeds associated with dial up technology. We view the fast food industry as a key market segment for the deployment of Synapse services.

Also adding to the rise in card acceptance is the adaptation of mobile transaction processing from cash and checks to credit and debit cards. This trend has paralleled America's demand for convenience and desire to save time. The retail point of sale is now expected to be located wherever the customer is located – and it is expected to take “plastic”. Thus, a wide range of business services such as towing, locksmiths, concessionaires, special event vendors, in-home appliance repair services, mobile auto repair, door-to-door sales, and delivery services depend almost exclusively on completing the sales transactions at the card holder's location. Because Synapse wireless services are designed to make it easy for all parties to facilitate card payment at the customer location, this segment of the industry will continue to provide significant growth for our company.

Growth of Wireless Communications

Worldwide use of mobile communications is growing rapidly, including the development of wireless Internet-enabled phones, personal digital assistants and two-way pagers. According to the CTIA, worldwide wireless subscriptions have grown from 340 thousand in 1985 to more than 128 million in 2001.

These hand-held devices are already finding a home in the payment-acceptance industry through companies that are outfitting them with card-readers. Because these devices will be somewhat less expensive than wireless POS terminals made by the major terminal manufacturers, they will be a popular payment acceptance tool for small businesses and companies that operate a fleet of vehicles. Like POS terminals, these new devices will need connectivity to the payment processors to complete a transaction. We expect Synapse to be a major payment gateway for these devices and we seek strategic relationships with the providers of such devices. In this regard, we are introducing solutions on products from Creditel (cellular phones) and Comstar (pagers).

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

Technology

Compounding the limitation of resources, technological capabilities required for the rapid and efficient creation, processing, handling, storage and retrieval of information are becoming increasingly complex. These capabilities require large development and capital expenditures, in addition to processing expertise, and have contributed to a trend toward the outsourcing of processing services that benefits us.

KEY DEVELOPMENTS DURING FISCAL YEAR 2002

           July 2001

°	Concord EFS, a leading payment processor, entered into an agreement to offer our wireless payment services for point of sale and ATM processing. In addition, Concord will use our proprietary technology to convert current dial-up devices.

°	Our Chairman and CEO testifies before U.S. Senate Committee on Agriculture, Nutrition and Forestry regarding the benefits of wireless point of sale transactions for farmers and participants in the U.S. Department of Agriculture Food Stamp Program.

           August 2001

°	The New York State Federation of Taxi Drivers, Cynergy Data, Lipman USA and USWD launch a program to install New York City livery cabs with wireless credit card terminals.

°	We announced the consolidation of our technical operations into the Company's Palmer Lake, Colorado facility.

           September 2001

°	Heidi R. Goff is appointed as President and Chief Operating Officer.

           October 2001

°	First Data Merchant Services has certified our Synapse(SM) technology, with the Lipman 3010 wireless POS terminal, for wireless credit card transaction processing.

           December 2001

°	Pepsi introduces credit card vending. Pepsi-Cola North America is implementing a wireless technology system developed by USWD that will enable consumers to pay for Pepsi soft drinks with credit cards.

           February 2002

°	Wells Fargo Merchant Services and USWD provide new wireless credit card technology for 80 taxicabs in Salt Lake City.

°	USWD provides wireless POS terminals for the National Football League’s 2001 Pro Bowl in Honolulu, Hawaii for the second year in a row.

°	U.S. Senate supports wireless electronic benefit transfer services in Farm Bill; our technology provided the pilot system.

           March 2002

°	Cingular Wireless signs an agreement under which USWD will offer Cingular's nationwide Mobitex wireless packet data network as part of its Synapse(SM) wireless service for credit, debit, and EBT transactions, as well as ATM transactions and data telemetry applications.

           April 2002

°	USWD signs an agreement with Creditel(TM), a leading wireless technology and turnkey business-services provider, to introduce PowerSwipe(TM) and PowerPay(TM), two new payment products for mobile phones.

           May 2002

°	Lynk and U.S. Wireless Data join forces to provide credit card acceptance via wireless handheld terminals in all 90 North American cities that Ringling Bros. and Barnum & Bailey Circus visit each year.

KEY DEVELOPMENTS TO DATE DURING FISCAL YEAR 2003

           July 2002

°	USWD and NYCE Corporation (which processes nearly 100 million electronic transactions each month) agree to work together to provide wireless technology as an optional service to NYCE’s ATM terminal deploying clients.

°	Centrodyne and USWD introduce credit card-accepting taximeters in Dallas, TX.

           August 2002

°	Pepsi America announces placement of 80 new credit card-accepting vending machines in Chicago.

°	Adi Raviv is named as Chief Financial Officer.

           September 2002

°	USWD sells NXT Corporation to Merchant-Link LLC, a subsidiary of Paymentech L.P., for $5 million.

°	USWD and Paymentech L.P. sign a three-year agreement stating that Paymentech or its affiliates will purchase at least an aggregate of $3,472,500 of wireless-based transaction processing services and products from USWD during such period.

°	Vital Processing Services launches new wireless payment services through a reseller agreement with USWD.

STRATEGIC RELATIONSHIPS

A key to our ability to provide complete wireless transaction services to our customers are our relationships with certain third parties, many of whom are our clients. These relationships take significant time and resources to develop and implement. Having these relationships provides us with an advantage in getting our products and services to market. We maintain the strategic relationships described below:

Third Party Processors

We are aligned with all of the major credit card processors that are both the client for our solutions and our reseller partner. We have contracts with over 210 resellers, including eight of the top 10 merchant acquirers whose aggregate U.S. market share in 2001 approximates 70% according to The Nilson Report. Our clients process the vast majority of all POS and ATM transactions in the United States and include: Bank of America, BuyPass, CardService International, CardSystems, Concord EFS, First Data Merchant Services, First Horizon, Global Payments, Lynk Systems, MSI, National Processing Company, Paymentech, Vital, and many others. Our relationship involves certifying solutions to these processors based on specific terminal/network combinations. Once certified to “Class A” level, these processors take over the support function for merchants using the wireless devices in the field. By providing these organizations with a simplified and expedient method of incorporating wireless services and products into their marketing efforts and operations, we have become the leading source of wireless POS solutions for the bankcard industry.

In addition, we have developed strategic relationships with the major processors of ATM transactions over the PIN-secured debit networks, including Concord EFS, CoreData, EFT Logix, and NYCE. Through these relationships, our Synapse Adapter converts dial-up ATMs to wireless ATMs. This includes ATMs from the leading manufacturers such as Cross International, Diebold, Fujitsu, Greenlink, Lipman USA, NCR, Synkey, Tidel, Triton, and WRG Services, operating on such regional debit networks as Cash Station®, Jeanie®, MAC®, MONEY STATION®, NYCE®, STARsm, and national and international networks including American Express®, Carte Blanche®, Diner’s Club®, Discover®, MasterCard®/Cirrus®/Maestro®, and VISA®/PLUS®/Interlink/VISA NET.

Card Issuing Organizations

Our wireless efforts are also aligned with the card issuing organization (Visa, MasterCard, American Express, and Discover) whose aim is to spread card acceptance to new, untapped markets, and who are investing significant resources to that end. We maintain close relationships with these associations and leverage our mutual interests in reaching new markets whenever possible.

Wireless Carriers

We believe our relationships with wireless carriers are mutually beneficial. As a result, we are generally able to negotiate for favorable rates and for collaborative joint marketing initiatives. Typically, we have agreements to purchase data network service at predetermined rates based on volume. We currently offer wireless service utilizing the Cellular Digital Packet Data (“CDPD”) networks of AT&T Wireless Services, Alltel and Verizon Wireless; the DataTAC network operated by Motient; and the Mobitex network operated by Cingular. We monitor developments in the wireless arena, including the development of “next generation” networks and seek arrangements to broaden our offerings, giving our customers a wide variety of wireless network and carrier choices utilizing our Synapse products and services. We are also exploring alternative methodologies such as satellite.

Other telecommunications carriers

We also use telecommunications services of traditional carriers to provide connectivity to and from the wireless carriers, processors, and others.

Terminal and other device manufacturers or distributors

Our services increase the usefulness of wired and wireless terminals or devices, and accordingly, we believe our services will increase sales of these items. POS device manufacturers have therefore assisted us in various connectivity and certification projects we have undertaken. POS equipment manufacturers with which we have strategic relationships include Hypercom, Ingenico/IVI, Intellect, Linkpoint, Lipman, Symphony, Thales, and Tillsmith Systems. We also have relationships with other device manufacturers or distributors, including Centrodyne and Pulsar (taxi meters), Comstar (PDA’s) and Creditel (cell phones).

COMPETITION

Our industry is new, rapidly evolving and it is likely that we will have an increasing number of competitors in the future. Our industry is characterized by constant technological innovation. To be successful in this emerging market, we must be able to sufficiently differentiate ourselves from other service providers.

The principal competitive factors in the market, which we believe we possess include:

°	Ability to deliver services when requested by customers.
°	Network and system engineering expertise.
°	High quality 24 hours a day, 7 days a week and 365 days a year customer service for processors and ISOs.
°	Network capabilities, reliabilities, redundancy, quality of service, and scalability.
°	Variety of services offered.
°	Access to network resources, including circuits, equipment, and interconnection capacity to other networks.
°	Competitive price structures.
°	Ability to maintain and expand distribution channels.
°	Brand name recognition.
°	Continued development and introduction of new state of the art products and services.
°	Network security.
°	Customer base.

We believe that merchants prefer to purchase solutions from a single vendor in order to address their needs. Our Synapse services support a broad range of devices and our standards-based approach will continue to allow us to compete favorably with larger companies whose products may not be able to support such a degree of interoperability. We believe that our strategic relationships with major payment processors and wireless carriers enable us to provide interoperability among a broader spectrum of applications than our current and potential competitors.

We believe we have several competitive advantages, including strong relationships and alliances with most of the major processors, wireless carriers, and device manufacturers or distributors. In addition, we are unique in that we are neutral towards devices, carriers, merchant acquirers, and processors.

Nevertheless, we may not be successful in differentiating ourselves or achieving widespread market acceptance of our business. We may also face competition from companies attempting to replicate our Synapse concepts. Furthermore, enterprises that have already invested substantial resources may be reluctant or slow to adopt our approach which may replace, limit or compete with their existing systems. Potential competitors may bundle their products or incorporate similar services in a manner that is more attractive to our potential customers than purchasing and utilizing our services. In addition, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. There are no assurances that we would be able to either develop products and services that are comparable or superior to those offered by our current or future competitors or adopt new technologies to meet evolving industry standards and changes in customer requirements.

Some of our potential competitors may have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. In particular, carriers and POS manufacturers have extensive customer bases and broad customer relationships that they can leverage, including relationships with our potential customers. These companies sometimes have significantly greater customer support service capabilities than we do. Due to their greater financial resources some of these companies have the ability to adopt aggressive pricing policies. As a result, in the future we may have to adopt pricing strategies that compete with such companies to attract and retain customers.

Finally, there are few substantial barriers to entry to the wireless payment transaction market and we expect to face additional competition from existing competitors and new market entrants in the future.

EMPLOYEES

We had 55 employees as of June 30, 2002, and, as of September 15, 2002, after the sale of NXT, we had 45 employees, with primary locations in New York, New York, and Palmer Lake, Colorado. None of our employees are represented by a labor union and we consider our employee relations to be good.

COMPANY HISTORY

We were founded in July 1991 for the purpose of designing, manufacturing and marketing wireless and portable credit card and check authorization terminals. In December 1993, we completed an initial public offering, raising approximately $12,200,000 through the sale of 1,650,000 shares of common stock. In October 2000, we reincorporated in Delaware.

Our initial strategy was to manufacture and sell portable electronic payment terminals to communicate via circuit switched cellular voice technology. We designed, manufactured and marketed the POS-50(R), which was recognized as the world's first truly integrated and portable wireless credit card and check authorization terminal. The product was launched in the first quarter of 1994 and was marketed through acquiring banks, POS hardware distributors, ISOs and by us directly.

The POS-50 allowed a merchant to electronically capture a credit card, debit card, or check transaction at the point of sale, virtually anywhere cellular voice service existed. Due to its portable and wireless nature, the POS-50 was well suited for the small to medium sized mobile retailer or service company. Examples of POS-50 customers included craft show vendors, sporting event concessionaires, towing services, cart and kiosk vendors, and essentially any business “on-the-go” that wanted to safely accept credit and debit cards for their products and services.

While the POS 50 did receive much recognition from various sectors of the credit card processing industry as the first truly wireless point-of-sale terminal, only approximately 7,000 devices were sold between 1994 and 1998. Our failure to attract broad market acceptance for our new device and, hence, more terminal sales, stemmed primarily from five factors: (a) the cost of the device was very expensive to manufacture versus traditional POS terminals, therefore, the price to our customers was very high; (b) lack of broad terminal application certification by front-end processors; (c) slow transaction speed; (d) our primary focus on the development of the POS-50 technology left inadequate resources to market and promote the new wireless device to the credit card processing industry and (e) little acceptance of wireless as a viable technology. Due to these five factors, we were unable to capture broad market acceptance and realize meaningful levels of sales of the POS-50 terminal.

Starting in 1997, we attempted to reposition our business from being solely a manufacturer of wireless point-of-sale terminals to becoming a provider of transaction processing services. This realignment was sought to augment our one-time equipment sales with recurring revenue generated by the sale of wireless credit and debit card processing services to retail merchants. In doing so, we set out to offer a "one-stop" wireless solution directly to card accepting merchants. The suite of services offered included the sale of our own wireless POS terminals, including a device called the TRANZ-Enabler, which adopted Verifone's wireline TRANZ devices to work wirelessly, the resale of the newly introduced and speedier CDPD wireless services and the establishment of credit card acceptance capabilities for merchant clients through our relationships with two credit card acquiring institutions.

Throughout 1997 and 1998, we focused our resources on selling, directly to merchants, a transaction processing "solution" consisting of a terminal, CDPD airtime purchased from major cellular providers, and transaction processing services. To accomplish this, we began marketing our products and services through a series of distribution and joint marketing agreements with the major CDPD service providers. This effort required the creation of a large, regionalized sales organization that trained and supported data sales representatives from each respective cellular carrier. GTE Wireless was the first cellular organization mobilized to sell our products and services followed by AT&T Wireless, Bell Atlantic Mobile and, ultimately, Ameritech. The salesforce primarily included individuals with wireless product expertise, rather than, individuals skilled in the distribution of bank card products. In our efforts to provide a turnkey solution to card accepting merchants, we had inadvertently positioned our business in direct competition with the industry's largest acquirers, banks and ISOs. This competitive stance resulted in disappointing sales and the perception of us by the credit card industry as a direct competitor and not a provider of value added services, thus hampering our ability to sell our services to many players in the industry.

In August 1998, faced with disappointing sales and high overhead expenses due to a recently expanded sales-oriented headcount, we recognized the apparent danger of our competitive posture and set out to re-orient ourselves as an enabler of the marketplace. It was during this period that we began the development of Synapse's predecessor.

In May 1999, Dean M. Leavitt, the founder and former President of US Data Capture, a credit card processing company serving a broad spectrum of conventional card acceptors and emerging markets, was hired as our Chairman and Chief Executive Officer. Mr. Leavitt immediately began redirecting our resources in an effort to have Synapse become recognized as the standard for the development, implementation and management of wireless transaction processing solutions. To accomplish this goal, we have repositioned ourself as an enabler of the merchant acquirer/ISO marketplace on a "wholesale" basis and have, for the most part, discontinued our direct marketing activities to end-user merchants. As part of this strategy, we have re-positioned our business and technology to be completely neutral with respect to POS terminal manufacturers, wireless carriers, front-end and back-end processors, and merchant acquirers. In order to facilitate this process, we have begun aligning ourself with strategic partners such as merchant acquirers, terminal manufacturers, ISOs, front-end processors, and terminal deployment companies through the execution of "Synapse Agreements." As evidence of our neutrality strategy, we have de-emphasized our development of proprietary terminals, focusing instead on our proprietary Synapse host technology and the certification of other terminal manufacturers' products on the Synapse platform. Furthermore, in May 1999, we entered into an agreement with Motient (formerly American Mobile) under which we added that company's communications technology to our Synapse suite of services, thereby officially signaling the end to our CDPD-only orientation. In addition, as evidence of our neutrality with respect to merchant acquirers and ISOs, we have de-emphasized credit card acquisition activities and, in July 1999, we sold one of our two merchant portfolios. We terminated our relationship with the other portfolio during fiscal year 2001. As part of the strategy to re-orient USWD as a neutral enabler of the credit card processing marketplace, our financial model has been transformed from one that was based upon one-time product sales revenues to one that now relies heavily upon the development of recurring revenues generated from Synapse enabled sites.

In March 2000, the Company, in order to finance the on-going operations, finalized a private placement with Commonwealth Associates acting as the placement agent. The private placement was closed in three tranches on March 17, 2000, March 28, 2000 and May 31, 2000, in which an aggregate of 558.66 Units were sold at $100,000 per Unit for aggregate gross proceeds of $55,866,000. Each Unit consists of 10,000 shares of the Company's Series C Preferred Stock (convertible into 16,667 shares of common stock on a postsplit basis) and warrants to purchase common stock equal to 25% of the number of shares into which the Series C Preferred Stock is convertible.

On November 16, 2000, we acquired the assets and assumed certain liabilities of Cellgate Technologies LLC, a Delaware limited liability company in a cash and stock transaction. With the acquisition of Cellgate and its proprietary technology, we obtained a unique ability to accelerate our entry into the fixed wireless market by providing its wireless solutions to the wired POS terminals and ATMs currently being used throughout the United States.

On December 22, 2000, we acquired NXT Corporation in a stock for stock transaction. NXT provides data services and landline-based connectivity for credit-card transaction processing. As previously disclosed, effective as of the close of business on August 31, 2002, we sold substantially all of the operating assets and operating obligations associated with NXT to Paymentech, L.P. for $5 million.

RESEARCH AND DEVELOPMENT AND NETWORK OPERATIONS CENTERS

Our recent development efforts have been directed almost exclusively toward Synapse services and products. Our team of talented engineers and programmers are responsible for developing software, hardware, new applications and interface technology that allows our platforms to communicate with the various front-end card processors or other entities. The network operating centers serve as our hub for communications between the parties to a transaction, including, for example, communications between wireless terminals and credit card authorization processors. Included in our primary network operating center are our customer care specialists. We train our customer care specialists to support our customers with the operation of our services and provide twenty four hours, seven days a week support.

PATENTS AND TRADEMARKS

Currently, we own U.S. design patent no. 408812 on the TRANZ Enabler housing (issued in April 1999), and have applied for U.S. and international patent protection on various features of the Synapse technology. Specifically, we now have ten (10) patent applications pending on the various processes and systems (and components thereof) of the Synapse Technology, including the proprietary internet-based interface and the transaction message formatting and communication protocol software that performs various functions related to Synapse. In addition to our patent protection, our software is also protected under copyright law. We may, from time to time, pursue additional intellectual property protection on other hardware, software and/or processes we develop where applicable.

We also have filed for U.S. service mark registrations for the services we provide under the titles, "Synapse", "Wireless Made Easy" and “CardMeter”.

An Intellectual Property License Agreement with AT&T Wireless Services, Inc. (“AT&T Wireless”) grants us a non-exclusive worldwide license to certain proprietary technology of AT&T Wireless for use in the provision of wireless data financial transactions using AT&T Wireless’s CDPD service. The technology is currently utilized with the Company’s Synapse Adapter, which was acquired in the acquisition of Cellgate. The term of the agreement was extended to the fifth anniversary of the closing date of the Company’s acquisition of Cellgate. Subject to the terms of this agreement, AT&T Wireless cannot license the patents to a third party, except for certain instances, provided the Company maintains certain minimum quantities of deployed units at certain anniversary dates, or, at the Company’s election, pays a fee for any shortfall.

GOVERNMENT REGULATION

We are not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. The wireless network carriers we contract with to provide airtime, our providers of other telecommunications services, and some of our hardware and device suppliers are subject to regulation by the Federal Communications Commission. Changes in FCC regulations could affect the availability of wireless coverage or other services these carriers are willing or able to sell to us. We could also be adversely affected by developments in regulations that govern or may in the future govern the Internet, the allocation of radio frequencies, or the placement of cellular towers. Also, changes in these regulations could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of costs of litigation or increased service delivery cost or could in some other manner have a material adverse effect on our business, financial condition, or results of operations.

IMPACT OF ENVIRONMENTAL LAWS

We do not believe that we are substantially affected by environmental laws and do not expect any material impact as a result of such laws.

INSURANCE

We believe that we maintain the type and amount of insurance customary in our industry, including coverage for general liability, product liability, property and casualty, business interruption, and workers' compensation. Although there can be no assurance that our property damage insurance will adequately compensate us for losses that we may incur, we consider our insurance coverage to be adequate both as to risks and amounts.

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES:

We currently lease office and operating space at the following locations:

--------------------------------------------------------------------------------------------
        Location                               Business Use                          Square
                                                                                     Footage
---------------------------- ---------------------------------------------------------------
New York, New York           Corporate Headquarters and Sales and Marketing Offices,
                             Backup Network Center                                   11,700
---------------------------- ---------------------------------------------------------------
Palmer Lake, Colorado        Research and Development and Primary Network
                             Operations Center and Engineering Facility               6,100
---------------------------- ---------------------------------------------------------------
Bethesda, Maryland           Former NXT Gateway Services and Network Operations
                             Center                                                  18,500

The New York and Colorado leases expire in May 2010 and January 2003, respectively. The Bethesda space is subleased to a third party for the remainder of the lease, which expires July 2009.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to legal proceedings arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended June 30, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

Our $0.01 par value common stock (the "common stock") is traded in the over-the-counter market and quoted on the OTC Electronic Bulletin Board under the symbol "USWE." The following table sets forth, for the fiscal quarters indicated, the range of high and low closing prices for the common stock. These quotations have been obtained from the OTC Electronic Bulletin Board and reflect inter-dealer prices (in dollars), without any retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

            Fiscal 2002                         High            Low
            -----------                         ----            ---

            Fourth quarter                    $ 2.59          $ 0.71
             Third quarter                      5.46            2.36
            Second quarter                      4.80            0.60
             First quarter                      1.33            0.52

            Fiscal 2001                         High            Low
            -----------                         ----            ---

            Fourth quarter                    $ 2.29          $ 1.01
             Third quarter                      5.22            1.91
            Second quarter                      6.00            1.38
             First quarter                     10.00            5.75

There is no public trading market for our Series C Preferred Stock or any of our securities other than the common stock.

(b) Holders.

As of September 18, 2002, there were 239 holders of record of the Common Stock. There were also an undetermined number of holders who hold their stock in nominee or "street" name.

(c) Dividends.

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options, warrants and rights, and shares reserved for future issuance under our existing equity compensation plans as of June 30, 2002. Our stockholder approved equity compensation plans consist of the 2000 Stock Option Plan and the 1992 Stock Option Plan.  We have a number of options and warrants which were granted pursuant to equity compensation plans not approved by security holders and such securities are aggregated in the table below.

___________________________________________________________________________________________________________
       Plan Category        Number of securities to   Weighted average exercise     Number of securities
                           be issued upon exercise      price of outstanding       remaining available for
                           of outstanding options,      options, warrants and    future issuance as of June
                          warrants and rights as of            rights                30, 2002 (excluding
                                June 30, 2002                                      securities reflected in
                                                                                         column (a))
___________________________________________________________________________________________________________

                                     (a)                         (b)                         (c)
___________________________________________________________________________________________________________
Equity compensation plans         3,494,000                     $3.57                    11,541,000
approved by security
holders
___________________________________________________________________________________________________________
Equity compensation plans         5,270,000                     $5.90                        --
not approved by security
holders
___________________________________________________________________________________________________________
Total                             8,764,000                     $4.97                    11,541,000
___________________________________________________________________________________________________________

During fiscal 2002, except as previously reported, there were no sales of our securities which were not registered under the Securities Act of 1933, as amended.

We had authorized the issuance of equity securities under the compensation plans listed below without the approval of security holders:

On April 12, 1993, we issued a 37,500 share common stock purchase warrant to an investor, exercisable at $16.00. The warrant is fully vested and expires April 12, 2003.

On March 12, 1998, we issued a 2,609 share common stock purchase warrant to entrénet Group, LLC as a consulting fee, exercisable at $23.00 per share. The warrant is fully vested and expires on March 11, 2003.

On September 12, 1998, we issued a 2,083 share common stock purchase warrant to entrénet Group, LLC, exercisable at $9.60. The warrant is fully vested and expires September 3, 2003.

On May 3, 1999, as part of an employment agreement, we issued warrants to our Chief Executive Officer, to purchase up to 1,343,750 shares of our common stock. Half of the warrants, or 671,875, are exercisable at $3.50 per share, the market price of the underlying stock on the date of grant. The second 671,875 warrants have an exercise price of $5.86 per share. The warrants are fully vested and expire May 3, 2009.

On January 20, 2000, we issued a 5,625 share common stock purchase warrant to RBB Bank as an inducement to redeem shares of Series B Preferred Stock and 6% Debentures held by RBB Bank, exercisable at $6.00 per share. The warrant is fully vested and expires on July 6, 2004.

On February 15, 2000, we issued an 87,500 share non-qualified common stock option (not under a Stock Option Plan) to an executive officer. The options are exercisable at $9.72 per share, which equals the fair market value at the date of grant, with one third of the shares vesting annually. The options expire on the earlier of ten years from the grant date or one year after cessation of the optionee’s relationship with the Company.

On March 28, 2000, we issued a 3,750 share common stock purchase warrant to an investor relations firm, exercisable at $21.376. The warrant is fully vested and expires March 27, 2006.

On March 28, 2000, we issued a 12,500 share common stock purchase warrant to an executive search firm, exercisable at $21.376 per share. The warrant is fully vested and expires March 27, 2005.

On March 29, 2000, we issued each of the four new members of the Board a nonqualified stock option for 62,500 shares of our common stock. The options are exercisable at $6.00 per share, vest one third per yearly anniversary date following grant date and expire on the earlier of ten years from the grant date or one year after cessation of the optionee’s relationship with the Company. Due to Michael Falk’s resignation from the Board on March 7, 2002, 20,833 shares of the option granted to him are vested.

On March 31, 2000, we issued a 37,500 share common stock purchase warrant to an investor, exercisable at $9.12. The warrant is fully vested and expires April 30, 2004.

On May 3, 2000, we issued a 3,750 share common stock purchase warrant to an investor, exercisable at $6.00. The warrant is fully vested and expires April 30, 2004.

On May 3, 2000, we issued a 2,500 share common stock purchase warrant to an investor, exercisable at $6.00. The warrant is fully vested and expires April 30, 2004.

On May 4, 2000, we issued a 6,250 share common stock purchase warrant to an executive search firm, exercisable at $12.750 per share. The warrant is fully vested and expires May 3, 2005.

On May 31, 2000, as part of their compensation related to the private placement, Commonwealth Associates and Peter J. Solomon Securities Company Limited received warrants to purchase an aggregate of 167.599 Units (which are identical to the units sold in the Private Placement). The warrants were exercisable at $100,000 per unit commencing on the date of issuance and expire May 31, 2007. Effective September 7, 2000, the warrants to purchase units consisting of (a) Series C Convertible Preferred Stock and (b) additional warrants to purchase common stock at $6.00 per share were amended so that such warrants are now exercisable, at $6.00 per share, solely for the total number (3,491,625) of shares of common stock into which the underlying Series C Convertible Preferred Stock and warrants would have been convertible and exercisable. The change did not change the aggregate number of shares of common stock which the holders would have received upon exercise in full of the unit purchase warrants and conversion and exercise in full of the underlying securities. The change also does not affect the aggregate purchase price, which such holders would have paid for the underlying common stock.

On June 30, 2000, we issued a 25,000 share common stock purchase warrant to James C. Free for consulting services, exercisable at $9.875 per share. The warrant is fully vested and expires June 30, 2005.

(e) Recent Sales of Unregistered Securities.

During fiscal 2002, except as previously reported, there were no sales of our securities which were not registered under the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

We are the premier provider of wireless transaction delivery and gateway services to the payments processing industry. We provide credit card processors, merchant acquirers, banks, automatic teller machine (“ATM”) deployment companies, and their respective sales organizations with turnkey wireless and other transaction management services. We also provide those entities with proprietary wireless enabling products designed to displace conventional telephone lines and to allow for card acceptance where such acceptance has heretofore been too expensive or technologically unfeasible. These products and services may be utilized by conventional card accepting retailers as well as emerging card accepting market segments such as quick service restaurants (fast foods), taxis and limousines, in-home service providers, contractors, delivery services, vending machines, sporting events, and outdoor markets. Our products may also be used in conjunction with dial-up ATMs and PC-based electronic cash registers and other types of integrated point-of-sale (“POS”) systems.

Effective as of the close of business on August 31, 2002, we sold, for $5 million in cash, substantially all of the operating assets and operating obligations associated with our wholly-owned subsidiary, NXT Corporation (“NXT”), to Paymentech, L.P. NXT provides data services and landline-based connectivity for credit-card transaction processing. In accordance with generally accepted accounting principles, we classified NXT as a discontinued operation in this report, and as such have disclosed the NXT discussion under the heading “Other” herein.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED JUNE 30, 2002 AND 2001

KEY METRICS

We utilize several basic performance metrics to measure the progress of our operations. Some of the metrics we rely upon include: (1) the number of resellers through which we sell our various products and services; (2) the number of active sites that can process transactions through our hosts; (3) the number of transactions processed through our hosts; (4) the number of units of USWD products sold; and (5) Adjusted EBITDA - Earnings before interest, taxes, depreciation, amortization and other non-cash items.

Resellers

As of June 30, 2002, we had over 210 resellers under contract to sell our products and services as compared to 150 as of June 30, 2001. As of June 30, 2002, more than 130 of these resellers were actively engaged in the sale of one or more of our products or services.

Active Sites

Active wireless sites (i.e., the number of activated terminals or other devices that can process transactions through our hosts) have grown to over 14,300 as of June 30, 2002, an increase of over 7,700 or 117% from the prior year. As of June 30, 2002, we had over 11,300 merchants registered on Synapse.

Transactions

Wireless transactions processed for the twelve months ended June 30, 2002, were approximately 5.2 million, an increase of over 2.8 million or 122% from the same period of the prior fiscal year. This increase was due to the growth in active wireless sites and their respective transactions.

Product Sales in Units

Product sales in units for the twelve months ended June 30, 2002 were 1,645, an increase of 520 units or 46% from the same period of the prior fiscal year. The increase was attributed to the initial success in selling the Synapse Adapter in the first half of the fiscal year ending June 30, 2002. Product sales in units also reflect sales of our Synapse Enabler. Our Synapse Adapter generally provides for the conversion of certain conventional dial-up POS terminals and dial-up ATMs to high speed, low cost wirelessly enabled devices. Our Synapse Enabler was developed to convert POS terminals or non-wireless devices to accept credit cards wirelessly, including vending machines, taximeters, and other integrated devices.

REVENUE

We derive revenue primarily from two sources: service revenues and product sales. Service revenues consist of: (a) one-time, non-refundable service activation fees; (b) fees for transactions delivered on wireless or other methods through our hosts; (c) monthly minimum subscription fees for the availability of service; and (d) other fees, including certain charges for telecommunications connections between us and a party. Service revenues are generated from our Synapse service. Most U.S. Wireless Data services are designed to be device-independent and serve multiple platforms that enable our clients to support a variety of protocols, hence, a variety of products and services. Product sales are primarily derived from the sale of our proprietary Synapse Adapter and Synapse Enabler products.

Total Revenues

Total revenues were $2,521,000 for the twelve months ended June 30, 2002, as compared to $1,232,000 for the prior fiscal year. This improvement from the prior year represents a 105% increase and was primarily attributed to the higher recurring monthly service fees from the growth in the number of active sites. In addition, revenue from product sales increased and the growth in the number of units sold also contributed to the growth in active sites. On November 16, 2000, we acquired the assets and assumed certain liabilities of Cellgate Technologies LLC (“Cellgate”). Assuming the inclusion of total revenues from Cellgate for the period in fiscal 2001 prior to our acquisition, total revenues for the twelve months ended June 30, 2002 would have increased 98% from $1,276,000. Revenues are discussed in more detail below.

The following table sets forth, for the periods indicated, certain financial data as percentages of our total revenues:

                                      For the twelve months ended
                                                 June 30,
                                            2002            2001
                                      ---------------------------

Revenues

   Activation fees                           12%             12%

   Monthly fees                              58%             53%

   Transaction fees                           6%              7%

   Other fees                                 1%              0%
                                            ---             ---

      Total service revenues                 77%             72%

      Product sales                          23%             28%
                                            ---             ---

Total revenues                              100%            100%
                                            ===             ===

Service Revenues

Activation Fees. Revenue from activation fees, which is generated from activations of new sites added through our proprietary Synapse service, was $313,000 for the twelve months ended June 30, 2002, a $171,000 or 120% increase as compared to the prior fiscal year. The increase is a direct result of the increase in the number of new sites added and the applicable rate charged to each client.

Monthly Fees. Revenue from recurring monthly fees, which is generated from the number of active sites that can process transactions through our Synapse service, was $1,462,000 for the twelve months ended June 30, 2002, a $810,000 or 124% increase as compared to the prior fiscal year. The increase is a direct result of the increase in the number of active sites and the applicable rate charged to each client.

Transaction Fees. Revenue from transaction fees for the twelve months ended June 30, 2002 was $154,000, compared to $83,000 during the prior fiscal year, a $71,000 or 86% increase. The increase is a direct result of the increase in the volume of transactions due primarily to the number of active sites and the applicable rate charged to each client.

Product Sales

Product sales are primarily derived from the sale of our proprietary wireless conversion devices, the Synapse Adapter and the Synapse Enabler. Revenue from product sales increased for the twelve months ended June 30, 2002 to $570,000 from $349,000 during the prior fiscal year, a $221,000 or 63% increase. The increase was attributed to the initial success in selling the Synapse Adapter in the first half of the fiscal year ending June 30, 2002. The increase was also related to sales of our Synapse Enabler and certain raw materials.

GROSS PROFIT

Gross profit consists of revenues, net of direct costs of sales. Costs of revenues consist primarily of the cost for the initial setup and ongoing communications costs associated with terminals connected through Synapse, costs of production of products such as the Synapse Adapter and Enablers, and certain other carrier costs. Total gross profit for the twelve months ended June 30, 2002 was $1,228,000, compared to $521,000 for the prior fiscal year, a $707,000 or 136% increase.

Gross profit from services for the twelve months ended June 30, 2002 was $1,127,000, compared to $382,000 for the prior fiscal year, a 195% increase.

Gross profit from product sales for the twelve months ended June 30, 2002 was $101,000, compared to $139,000 for the prior fiscal year, a 27% decrease. Eliminating the effect of an inventory adjustment recorded in the year ended June 30, 2001, gross profit from product sales for the twelve months ended June 30, 2002 increased 46% compared to the prior fiscal year.

The improvement in gross profit for the twelve months ended June 30, 2002 from the prior fiscal year was attributed to volume increases in new activations of Synapse services, the growth of active sites for Synapse services, and volume increases in product sales.

GROSS MARGIN

Total gross margin (gross profit as a percentage of total revenues) for the twelve months ended June 30, 2002 increased to 48.7% from 42.3% for the prior fiscal year. This improvement was attributed to the greater percentage of revenue related to services and a decrease in cost of revenues related to lower carrier costs.

Gross margin from services was 57.8% for the twelve months ended June 30, 2002 compared to 43.3% for the prior fiscal year. This improvement was primarily attributed to the growth in higher margin recurring monthly fees due to the growth in the number of active sites. The mix of rates charged to our clients and a decrease in cost of revenues related to lower carrier costs also contributed to the expansion of gross margin from services.

Gross margin from product sales was 17.7% for the twelve months ended June 30, 2002 compared to 39.8% for the prior fiscal year. The decrease is primarily attributed to an inventory adjustment recorded in the year ended June 30, 2001 and a larger mix of Synapse Enablers for vending, which have a lower margin than our standard equipment selling prices. We expect the margins on the Synapse Enablers for vending to increase as additional units are deployed allowing us to benefit from cost reductions based on volume.

The following table sets forth, for the periods indicated, certain financial data as percentages of our total revenue:

                                                    For the twelve months ended
                                                              June 30,
                                                       2002            2001
                                                    ---------------------------

Gross margin

   Services                                            57.8%           43.3%

   Product sales                                       17.7%           39.8%

Total gross margin, including inventory adjustment     48.7%           42.3%

Total gross margin, excluding inventory adjustment     48.7%           36.6%

OPERATING EXPENSES

Total operating expenses for the twelve months ended June 30, 2002 increased to $24,830,000 from $19,728,000, an increase of $5,102,000 or 26% compared to the prior fiscal year. The year-to-year comparison of total operating expenses is distorted by depreciation and amortization, restructuring expense, impairment of goodwill and intangibles, and writedown of inventory from previous acquisition. Excluding these items, total operating expenses for the twelve months ended June 30, 2002 decreased to $12,066,000 from $15,461,000, a decrease of $3,395,000 or 22% compared to the prior fiscal year. This decrease was due to the realization of the cost savings from our acquisition consolidation plan initiated at the end of fiscal year 2001, and further cost reduction efforts and efficiency gains, including additional reductions in staff.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of salaries and benefits for sales, general and administrative personnel, advertising and promotion expenses, professional fees, occupancy and general office expenses, travel expenses, other general corporate purposes, and non-cash compensation. Selling, general, and administrative expenses excluding non-cash compensation, were $9,889,000 for the twelve months ended June 30, 2002 compared to $11,785,000 for the prior fiscal year, a $1,896,000 or 16% decrease. The decreases are primarily attributed to the successful implementation of our integration and consolidation plan for our Cellgate and NXT acquisitions, and our continued cost reduction efforts.

Non-cash compensation expense of $1,075,000 for the twelve months ended June 30, 2002 decreased $405,000 or 27% from the prior fiscal year. The decrease was primarily related to the elimination of amortization related to the resignation of a director on March 7, 2002 who had received options in March 2000.

Selling, general and administrative expenses including non-cash compensation, were $10,964,000 for the twelve months ended June 30, 2002 compared to $13,265,000 for the prior fiscal year, a $2,301,000 or 17% decrease.

Research and Development Expenses

Research and development expenses consist primarily of engineering personnel costs for research, design and development of the proprietary technology we use to integrate and develop our products and services. Research and development expenses decreased to $1,102,000 for the twelve months ended June 30, 2002 compared to $2,196,000 for the prior fiscal year, a $1,094,000, or 50% decrease. The decrease is primarily the result of reductions in the number of employees.

During the fourth quarter of fiscal year 2001, we changed the methodology for recording research and development expenses. The costs were originally reported in selling, general and administrative expense, but have been reclassified and are now recorded as research and development expenses.

Depreciation and Amortization

Amortization of intangibles includes amortization of goodwill, acquired workforce and intellectual property, including core technology, customer relationships and contract rights. Amortization of goodwill and intangibles were $2,889,000 for the twelve months ended June 30, 2002, compared with $1,217,000 for the prior fiscal year, a $1,672,000 or 137% increase. Goodwill and other intangibles for acquisitions are being amortized over four to ten years. In the event that we complete additional acquisitions, expenses relating to the amortization of intangibles could increase in the future. We anticipate that amortization of intangibles will dramatically decrease as a result of our sale of substantially all of the operating assets and operating obligations associated with our wholly-owned subsidiary, NXT Corporation and our writedown of intangibles related to our acquisition of Cellgate Technologies LLC.

Depreciation and amortization of fixed assets, leasehold improvements and software were $782,000 for the twelve months ended June 30, 2002, compared with $650,000 for the prior fiscal year, a $132,000 or 20% increase. We anticipate a decrease in depreciation and amortization of fixed assets, leasehold improvements, and software as we expect our outlays for capital expenditures over the next year to be minimal.

Restructuring Charge

During the fourth quarter of fiscal year 2001, we recorded a restructuring charge of $2,400,000 related to the consolidation and relocation of our former Bethesda, Maryland network operations center with our research and development and operations center, located in Palmer Lake, Colorado. In addition, we recorded pretax charges totaling $625,000 or $0.05 per share, in the first quarter of fiscal year ending June 30, 2002, related to severance payments to employees and benefits. During the fourth quarter of fiscal year 2002, we reevaluated the balance of the restructuring accrual as the Bethesda facility sublease was completed. It was determined that in connection with vacating the Bethesda office, we underestimated our original estimates of sublease income and overestimated related costs. Accordingly, we reduced the restructuring accrual by $714,000.

Provided below is an analysis of the changes in the restructuring accrual:

            Balance at June 30, 2001                    $ 2,400,000
            Charges against accrual (Bethesda
                rent payments, severance and
                benefit payments)                        (1,362,000)
            Additions to accrual (severance
                and benefits accrual)                       625,000
            Write down of accrual balance                  (714,000)
                                                         ----------
            Balance at June 30, 2002                        949,000
            Less current portion                           (262,000)
                                                         ----------
            Balance at June 30, 2002,
                less current portion                    $   687,000
                                                         ==========

The balance of the restructuring charge accrual will be paid over the remaining lease term of our former Bethesda office which expires July 2009.

Impairment of Goodwill and Intangibles

As discussed earlier in the “Gross Profit” discussion above, product sales of the Synapse Adapter are minimal and our expectation of future sales is the same. In the fourth quarter of fiscal 2002, we recorded an impairment charge of $5.7 million on goodwill and other intangibles to writedown our value of these acquired assets to the present value of the net amount we now expect to realize over the remaining expected life of this product. Goodwill has been completely eliminated due to this impairment charge, and the remaining value of intangibles of $1,059,000 as of June 30, 2002 will be amortized over their estimated remaining life of four years.

Writedown of Inventory from Previous Acquisition

We acquired the rights and inventory in the Cellgate Adapter (which we reintroduced as the Synapse Adapter) from our acquisition in November 2000 of the assets and assumption of certain liabilities of Cellgate. In the second half of fiscal year ended June 30, 2002, product sales of the Synapse Adapter trailed off substantially as we found it challenging to get clients to commit to purchases. We instituted a rental plan that to date has shown marginal interest. The product was also introduced for use with certain ATM cash dispensing machines, and although showing interest, we have so far been unsuccessful in moving any significant volume of units. This product is today solely based on the Cellular Digital Packet Data (“CDPD”) wireless medium, which has certain coverage issues in various markets and which the existing wireless carriers will ultimately migrate away from as they move to next generation mediums. As a result, in the fourth quarter of fiscal 2002, we recorded a charge of $3.48 million to writedown our inventory of Synapse Adapters to the cost value of the number of units we now expect to realize over the remaining expected life of this product.

OTHER

Interest income for the twelve months ended June 30, 2002 was $274,000, compared to $1,790,000 for the same period in fiscal 2001. Interest income decreased due to lower cash balances invested corresponding with the utilization of cash to fund our growth expectations and the decline in interest rates over the period.

Interest expense for the twelve months ended June 30, 2002 was $587,000, compared to $231,000 for the prior fiscal year. The increase in interest expense was primarily related to the financing under a capital lease for Synapse Adapters assumed with the acquisition of Cellgate and amortization of a discount for the expected cash payment of $500,000 due in December 2002 to the seller to us of NXT.

Other income (expense), net, which consists primarily of: (a) rental income for a sublet facility, was $87,000 for the twelve months ended June 30, 2002 compared to $207,000 for the same period in fiscal year 2001, a $120,000 decrease due to the sublet termination which occurred simultaneously with the expiration of the lease for the facility; and (b) taxes of $178,000 for the twelve months ended June 30, 2002 compared to $64,000 for the same period in fiscal year 2001, a $114,000 increase.

LOSS FROM CONTINUING OPERATIONS

Loss from continuing operations of $24,006,000 for the twelve months ended June 30, 2002 increased $6,501,000 or 37% from the prior fiscal year. The increase in loss was primarily attributed to the impairment and writedown charges previously discussed above, partially offset by the increase in gross profit and reduction in operating expenses exclusive of such impairment and writedown charges.

DISCONTINUED OPERATIONS

Income (loss) from discontinued operations represents the net results of our wholly-owned subsidiary, NXT. As previously disclosed, effective as of the close of business on August 31, 2002, we sold substantially all of the operating assets and operating obligations associated with NXT. NXT provides data services and landline-based connectivity for credit-card transaction processing. The improvement in net results for the twelve months ended June 30, 2002 to $321,000 from a loss of $1,752,000 was due primarily to growth in revenues of our NXT services, reductions in telecommunications costs from third parties, the successful implementation of our integration and consolidation plan of our November 2000 acquisition of NXT, and our continued cost reduction efforts.

Loss on sale of discontinued operations of $1,867,000 represents the difference between gross proceeds received of $5,000,000 cash from the sale of substantially all of the operating assets and operating obligations associated with NXT, less estimated transaction costs of $872,000, and the net carrying value of assets and liabilities sold of $5,995,000.

NET LOSS

For the twelve months ended June 30, 2002, net loss totaled $25.55 million or $1.92 per share, as compared to a net loss of $19.26 million or $1.88, for the prior fiscal year.

ADJUSTED EBITDA

EBITDA is presented because it is a widely accepted indicator of funds available to service debt, although it is not a measure of liquidity or of financial performance under accounting principles generally accepted in the United States of America. The EBITDA presented may not be comparable to similarly titled measures reported by other companies. We believe that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under GAAP.

We use a modified version of EBITDA (“Adjusted EBITDA”) as an internal measure of operating performance, which is net loss excluding net interest, other income, taxes, depreciation and amortization, and certain other nonrecurring items. Adjusted EBITDA loss for the twelve months ended June 30, 2002 was $9.8 million or $0.73 per share as compared to the same period last year of $13.5 million or $1.31 per share. This improvement in Adjusted EBITDA loss of $3.7 million or approximately 28% is primarily attributed to substantially higher revenues and a reduction of cost of revenues and operating expenses as discussed in prior sections.

The following table sets forth, for the periods indicated, the reconciliation of net loss to Adjusted EBITDA:

                                                              For the twelve months ended
                                                                        June 30,
                                                                 2002            2001
                                                                 ----            ----

Net loss                                                    $(25,552,000)   $(19,257,000)

Non-cash compensation                                          1,075,000       1,480,000

Depreciation and amortization                                  3,671,000       1,867,000

Restructuring (recovery) expense                                 (89,000)      2,400,000

Impairment of goodwill and intangibles                         5,701,000            --

Writedown of inventory acquired from previous acquisition      3,481,000            --

Income (loss) from discontinued operations                      (321,000)      1,752,000

Loss on sale of discontinued operations                        1,867,000            --

Net interest and other                                           404,000      (1,702,000)
                                                             -----------     -----------

Adjusted EBITDA loss                                        $ (9,763,000)   $(13,460,000)
                                                             ===========     ===========

Adjusted EBITDA loss per share                              $      (0.73)   $      (1.31)
                                                             ===========     ===========

Net loss per share                                          $      (1.92)   $      (1.88)
                                                             ===========     ===========

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Since our inception we have incurred significant losses and negative cash flow (assuming the positive cash flow from capital transactions are excluded). As of June 30, 2002, we had an accumulated deficit of approximately $134.1 million and had negative cash flow of $15.34 million for the twelve months then ended.

At June 30, 2002 our principal source of liquidity was $2.86 million in cash and cash equivalents. At August 31, 2002, cash and cash equivalents aggregated approximately $1.91 million. In September 2002, we received a cash payment of $5 million representing the gross proceeds from the sale of substantially all of the operating assets and operating obligations associated with our wholly-owned subsidiary, NXT Corporation, to Paymentech, L.P. We estimate $675,000 of cash obligations are now due as a result of this transaction, and approximately $300,000 is due in cash to settle NXT’s net working capital liabilities that remain with us. We are also actively negotiating to restructure a $500,000 cash payment due in December 2002 as part of a final obligation due from the original acquisition of NXT, although there can be no assurance that such restructuring will occur.

Paymentech is obligated under the asset purchase agreement of NXT, subject to certain conditions in such agreement, to purchase goods or services from us or our affiliates over three (3) years in an amount aggregating at a minimum $3,472,500, with Paymentech obligated to pay us at least $1,000,000 during the first year, in installments of $83,333 per month, at least $1,150,000 during the second year, in installments of $95,833 per month, and at least $1,322,500 during the third year, in installments of $110,208. In addition, we estimate we will receive approximately $30,000 per month for continuing to house certain NXT assets located at our facilities and providing certain services for a limited period of time during a transition.

We currently anticipate negative cash flow approximating $1.90 million for each of the first two quarters for fiscal 2003 (ignoring the net proceeds of the sale of NXT and any remaining payment due for the original acquisition of NXT). Taking into account all cash items, we currently anticipate no change in our cash balance at December 31, 2002 relative to our June 30, 2002 cash balance of $2.86 million. Furthermore, we anticipate negative cash flow to improve on a quarterly basis beginning in the third quarter of fiscal 2003, as we believe a large percentage of our operating costs are fixed and expect to increase our revenues without incurring significant operating cost increases. We are also focused on conserving cash, including restructuring certain obligations, and improving our cash flow through growth in the number of active sites and various product sales, including revenues from services and products for vending, and continued reduction in operating expenses. We do not expect to achieve positive cash flow from operations until the second half of calendar 2003.

Based on our current estimates of revenue levels, operating costs and other cash outlays, we believe we will have adequate cash balances until we achieve positive cash flow from operations.  However, if our revenue estimates are too high or our cost estimates too low, we may need to raise additional capital during the fiscal year ending June 30, 2003.  In addition, our concerns about capital may lead us to take additional steps to cut costs and, depending on whether we are successful in our efforts to raise additional capital, may require us to eliminate or curtail certain of our projects and take additional steps to conserve cash that may adversely affect our operations.  In connection with our efforts to raise capital, we have hired investment bankers and are exploring a number of alternatives, including debt or equity financings and strategic investments.  There can be no assurance that we will succeed in raising capital, either on favorable terms or at all, pursuant to any of these alternatives. If we raise additional funds, dilution to existing shareholders may occur, particularly in light of the “full ratchet” antidilution provisions of our Series C preferred stock and the related warrants.

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

Seasonal Variation of Business

We anticipate that the recurring revenue generated from monthly fees under our Synapse service offerings will be relatively immune to seasonal variations, although we expect that transaction related revenue will reflect seasonal variations paralleling consumer spending patterns, generally increasing somewhat during the holiday and travel seasons. The placement of devices can be expected to be slow during the holiday season as well, due to the reluctance of merchants to change processors during premier shopping seasons and the general industry freeze on new systems implementations during that season.

Historical Cash Flows

Net cash used in operating activities was $11.4 million during the twelve months ended June 30, 2002. This primarily consisted of net operating losses and decreases in accounts payable, accrued liabilities, and charges against the restructuring accrual, partially offset by non-cash charges for depreciation and amortization, loss on sale of discontinued operations, non-cash compensation, impairment of goodwill and intangibles, and the write down of inventory from previous acquisition. Net cash used in operating activities was $16.6 million during the twelve months ended June 30, 2001. This primarily consisted of net operating losses, increases in inventory and accounts receivable and a decrease in accounts payable, partially offset by non-cash charges for depreciation and amortization, and non-cash compensation and the accrual of a restructuring charge for the consolidation of our facilities.

Net cash used in investing activities was $3.7 million for the twelve months ended June 30, 2002. This was primarily comprised of acquisition costs, purchases of equipment and an increase in restricted cash. Net cash used in investing activities was $3.4 million for the twelve months ended June 30, 2001. This was primarily comprised of acquisition costs, purchases of equipment and tenant improvements to leased property.

Net cash used in financing activities for the twelve months ended June 30, 2002 of $0.3 million was primarily comprised of payment of capital leases, partially offset by proceeds from the exercise of stock warrants. Net cash used in financing activities for the twelve months ended June 30, 2001 of $1.1 million was primarily comprised of repayment of notes payables and payment of capital leases, partially offset by proceeds from the exercise of stock warrants.

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in the Management’s Discussion and Analysis section. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following three accounting policies fit this definition:

Intangibles and Recovery of Long-Lived Assets

Cost in excess of the fair value of tangible and identifiable intangible net assets acquired is amortized on a straight-line basis over four years. Identifiable intangible net assets consist of completed technology, assembled workforce, trademarks, and acquired customers.

In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”), our policy is to review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment in value is considered to have occurred when the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. The measurement of the impairment loss to be recognized is based upon the difference between the future cash flows and the carrying amount of the assets. Based on the above assessment, no impairment loss had been recognized during the year ended June 30, 2001, however, a $5,701,000 impairment of goodwill and intangibles was recognized in the fourth quarter of fiscal year June 30, 2002.

Inventory Valuation

Inventory is stated at the lower of cost or market, cost being determined by the first-in, first-out method. In the fourth quarter of fiscal 2002, we took a charge of $3.48 million to cost of revenues to writedown our inventory of Synapse Adapters to the cost value of the number of units we now expect to realize over the remaining expected life of this product.

Revenue Recognition

We derive revenue primarily from two sources: service revenues and product sales. Service revenues consist of: (a) one-time, non-refundable service activation fees; (b) fees for transactions delivered on wireless or other methods through our hosts; (c) monthly minimum subscription fees for the availability of service; and (d) other fees, including certain charges for telecommunications pipes between us and a party. Service revenues are generated from our Synapse Service. Most U.S. Wireless Data services are designed to be device-independent and serve multiple platforms that enable our clients to support a variety of protocols, hence, a variety of products and services. Product sales are primarily derived from the sale of our proprietary Synapse Adapter and Synapse Enabler products.

Revenue is recognized when earned. More specifically, revenue related to providing services and sales of our products are as follows:

Services. Service revenues are recognized as services are provided. On June 30, 2001, we adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. Effective January 1, 2001, activation revenue is recognized ratably over the estimated average life of a customer contract. Prior to the adoption of SAB 101, we recognized activation revenue as services were performed. As required by generally accepted accounting principles, we have reflected the effects of the change in accounting principle as if such change had been adopted as of January 1, 2001, and the change is included in the results of operations for the year ended June 30, 2001.

Product sales. Revenues from the sale of products (equipment) are recognized upon shipment. Revenues from equipment under rental agreements and similar arrangements are accounted for by the operating lease method and are recognized over the rental term.

RECENT ACCOUNTING PROUNOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have an impact on our financial statements.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 142 effective for the fiscal year beginning July 1, 2002. The adoption of SFAS No. 142 will reduce amortization expense to $265,000 for each of the fiscal years 2003 through 2006.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We have determined that SFAS No. 143 will not have a material effect on our financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. We will adopt the impairment provisions of SFAS No. 144 in the first quarter of the fiscal year ending June 30, 2003, however, we adopted the provisions relating to discontinued operations during the fourth quarter of the fiscal year ended June 30, 2002 relating to the sale of NXT.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB Opinion No. 30. This Statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. This Statement will be effective for us for the fiscal year ending June 30, 2004. We have not determined the impact, if any, that this statement will have on our financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We have not determined the impact, if any, that this statement will have on our financial statements.

QUALITATIVE AND QUANTITATIVE RISK

We currently have no floating rate indebtedness, hold no derivative instruments, and do not earn foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct effect on our financial position. However, changes in currency exchange rates may affect the cost of services, components or systems that we utilize or may employ in the future in or with our products, and so may directly impact upon the cost of a given product. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, and specifically the environment for credit card and related activities, we would also be affected by such changes.

RISK FACTORS

Investing in our stock is highly speculative and risky. You should be able to bear a complete loss of your investment. Before making an investment decision, you should carefully consider the following risk factors. If any event or circumstance described in the following risk factors actually occurs, it could materially adversely affect our business, operating results and financial condition. The risks and uncertainties described below are not the only ones, which we face. There may be additional risks and uncertainties not presently known to us or those we currently believe are immaterial which could also have a negative impact on our business, operating results and financial condition.

We have never been profitable, and there is no assurance that we will generate significant revenues or profits in the future.

We have never been profitable and have incurred substantial losses and negative cash flow (assuming the positive cash flow from capital transactions are excluded) since our inception. We had an accumulated deficit of approximately $134 million at June 30, 2002 and had a net loss of $25.55 million and $19.26 million for the years ended June 30, 2002 and 2001, respectively. Our Synapse services and products are relatively new and there is no history upon which to judge their prospects. There is no assurance we will generate significant revenues from our services, products, or otherwise, or that we will ever become profitable. There can be no assurance that our services or products will gain market acceptance.

The success of our business plan is uncertain.

The success of our business plan, which is to concentrate on trying to develop a recurring revenue stream from customers’ use of our services, is dependent on our platforms being utilized by merchant acquirers, processors and independent sales organizations (“ISOs”) in sufficient quantities to generate profits. To date, the revenues generated from our products and services have been nominal. The failure to successfully implement our business plan would have a material adverse effect on our business, operating results and financial condition.

We may need additional cash.

Based on our current estimates of revenue levels, operating costs and other cash outlays, we believe we have enough cash for the next 12 months.  However, if our revenue estimates are too high or our cost estimates too low, we may need additional capital sooner than 12 months.  In addition, our concerns about capital may lead us to take additional steps to cut costs and, depending on whether we are successful in our efforts to raise additional capital, may require us to eliminate or curtail certain of our projects and take additional steps to conserve cash that may adversely affect our operations.  In connection with our efforts to raise capital, we have hired investment bankers and will continue to explore alternatives, including debt or equity financings and strategic investments.  There can be no assurance that we will succeed in raising additional capital, either on favorable terms or at all, pursuant to any of these alternatives. The current environment is extremely unfavorable for capital raising. The availability of funds for our operating activities is critical to our continued operations. If we are unable to raise the necessary capital, either externally or through internally generated cash flows, our business, operating results, and financial condition will be materially adversely affected.

Antidilution provisions in our Series C preferred stock and warrants may hinder our financing efforts.

Our outstanding Series C preferred stock and the related warrants contain provisions pursuant to which they receive, subject to enumerated exceptions, “full ratchet” antidilution protection for the issuance of common stock and common stock equivalents at prices below the conversion price of the Series C Preferred Stock and the exercise price of the warrants, which in both cases, is $6.00 per share. For example, if we issued common stock in a financing for $1.00 per share, the conversion and exercise prices of the Series C preferred stock and the warrants would be reduced from $6.00 per share to $1.00 per share and the securities would become convertible into six times the current number of shares of common stock with regard to the Series C preferred stock. Although the antidilution provision may be waived by the holders of a majority of such securities, in light of the current market price of our common stock, any financing without such a waiver would result in substantial dilution to the holders of our securities. In light of the substantial impediment to financing posed by the terms of the Series C preferred stock and warrants, we are considering the possibility of seeking a permanent waiver of such antidilution provisions in exchange for a substantial reduction in the conversion and exercise price of such securities. If we do so, such transaction could entail substantial dilution to the current holders of our securities.

Approximately 30% of our revenue for the year ended June 30, 2002 was generated from one customer and, accordingly, the loss of such customer could adversely affect our revenues.

As of June 30, 2002, one customer accounted for approximately 30% of our revenues. Although we are seeking to broaden our client base, no assurance can be made that our efforts will be successful or that this current client will not continue to account for a large concentration of our revenues. If any one customer accounts for a significant portion of our revenues, the loss of such customer could adversely affect our business, operating results, and financial condition.

There is no assurance that the market will accept our systems.

We plan to generate our revenue from the sales of services and products relating to wireless credit card and other transaction processing. The market for providing this service is in the early stages of development and it is difficult to predict the rate at which this market will grow, if at all. Future competitors are likely to introduce services that compete with the services offered by us. Demand for these services could be affected by numerous factors outside of our control, including, among others, market acceptance by prospective customers, the introduction of new or superior competing technologies or services that are available on more favorable pricing terms than those being offered by us, and the general condition of the economy. Any market acceptance for our services may not develop in a timely manner or may not be sustainable. Our success will likely depend on our ability to sell our services to merchant acquirers and ISOs, as well as an increase in the availability of terminals that interface with our platforms. New or increased competition may result in market saturation, more competitive pricing, or lower margins. Our business, operating results and financial condition would be materially and adversely affected if the market for our services fails to grow, grows more slowly than anticipated, or becomes more competitive or if targeted customers do not accept our products and services even if a substantial market develops.

Component shortages or cost increases could curtail or adversely affect production.

From time to time, supply for key components in products lags behind worldwide demand. In the event that supply of a key material component is delayed or curtailed, or should our capital needs prevent us from ordering with sufficient lead time or the cost of such materials materially increase, our ability to ship the related product in desired quantities and in a cost effective and timely manner could be adversely affected.

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

To that end, regarding our currently pending patent applications, there can be no assurance that a patent will issue on these applications either domestically or abroad or that patents will issue from any patent application filed by our licensors or us in the future or that the scope of any claims granted in any patent issued to us or issued to our licensors will provide meaningful proprietary protection or a competitive advantage to us. There can be no assurance that the validity or enforceability of patents issued or licensed to us will not be challenged by others or, if challenged, will be upheld by a court. In addition, there can be no assurance that competitors will not be able to circumvent any patents issued or licensed to us. Regarding our pending service marks, there is no assurance that we will be able to secure significant protection for these marks.

The agreements we have entered into with our employees, consultants, customers, partners and others generally include confidentiality and non-disclosure provisions, and limit access to and distribution of our documentation and other proprietary information. There can be no assurance that the steps taken by us will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable.

Accordingly, notwithstanding the precautions we have taken, it might be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Policing unauthorized use of our technology is difficult. The laws of other countries may afford us little or no effective protection of our intellectual property. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available. In the future, we may also need to file lawsuits to enforce our intellectual property rights, protect our trade secrets, and determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, operating results, and financial condition.

Third parties may sue us for infringement of their intellectual property rights. We may incur costs of defense and royalties or lose the right to use technology important to providing our products or services.

The telecommunications, hardware and software industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of participants in our market increases, the possibility of an intellectual property claim against us could increase. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, could require us to enter into costly royalty arrangements, could divert management attention from administering our business and could preclude us from conducting our business. In this regard, in August 2002 we received a letter suggesting the CardMeter wireless taximeter technology may infringe on a third party’s existing patent. Although we do not believe such infringement exists, there can be no assurance that such third party will not pursue a patent infringement claim.

We could lose our rights to our license with AT&T Wireless.

Our rights to a technology that make the conversion from landline to wireless transactions possible for traditional dial-up point of sale terminals and other dial-up devices are dependent upon a license agreement with AT&T Wireless. We currently utilize the technology with our Synapse Adapter. Under certain circumstances the license agreement may be terminated and we would no longer have access to this technology. Subject to the terms of an agreement, AT&T Wireless and its affiliates may use the patents, but AT&T Wireless cannot license the patents to a third party, except for certain instances, provided we maintain certain minimum quantities of deployed units at certain anniversary dates, or, at our election, pay a fee for any shortfall. Additionally, there can be no guarantees that AT&T Wireless, its affiliates or any licensed third party will not enter into competition with us for the application of this technology, and should such competition arise, it could have an adverse effect on our operating results and financial condition.

Our acquisition of NXT Corporation could require additional consideration payments.

Although we completed the disposition of substantially all of the assets of NXT in August 2002, we may be required to pay additional cash consideration of up to $500,000 and up to 2,242,000 shares of our common stock in December 2002 to the parties we originally acquired such assets from pursuant to the terms of the original NXT acquisition agreement. Although we are attempting to negotiate a restructuring of the cash obligation, there can be no guarantee that such a restructuring will occur on terms acceptable to us or at all.

Unanticipated delays in product schedules could affect product demand.

The process of developing new high-technology products and services is complex and often uncertain. Successful product transitions and deployment of new products requires accurate predictions of the product development schedule as well as volumes, product mix, customer demand, and configuration. We may also anticipate demand and perceived market acceptance that differ from a product’s realizable customer demand and revenue stream. Further, in the face of intense competition in the industry, any delay in a new product rollout could decrease any advantage we may have to be the first to market. A failure on our part to carry out a product rollout in the time frame anticipated and in quantities appropriately matching current customer demand could directly affect the overall future demand for the product and the profitability of our operations.

Our services rely on an emerging infrastructure that could encounter capacity constraints or system failures, which could adversely affect our reputation and market acceptance of our product.

We utilize a variety of technologies, infrastructures, and products in providing our services, including wireless networks, dedicated lines, web servers, Internet information servers, local area networks, data storage devices and proprietary applications. If these systems experience difficulties, capacity constraints or service interruptions, it could have a detrimental impact on our business, operating results, and financial condition.

The satisfactory performance, reliability, and availability of our network infrastructure are critical to our reputation and our ability to attract and retain customers and maintain adequate customer service levels.

Any system interruptions or quality defects would reduce the quantity and/or quality of services rendered and the attractiveness of our product offerings, and would have a material adverse effect on our reputation, business, operating results, and financial condition.

We are dependent on outside parties for our communications infrastructure.

Our ability to retain and attract merchant acquiring banks, ISOs and card processors to our products and services is dependent upon, among other things, the performance of cellular, digital wireless and landline communication networks and credit card processing networks used by us. Any system or network failure that causes interruption or slower response time of our services could result in reduced usage and could reduce the attractiveness of our offerings to consumers. Additionally, the telecommunications industry is currently experiencing a period of uncertainty and rationalization.

The recent growth in cellular and digital wireless traffic has caused periods of decreased performance requiring wireless providers to upgrade and expand their infrastructures.

If wireless usage continues to increase rapidly, the wireless infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. Consequently, the emergence and growth of the market for our services is dependent on future improvements to the entire wireless network. Many companies in that industry are in financial distress. To the extent we rely on such companies, we may be negatively impacted by the general economic environment and by the difficulties impacting that industry.

We will have to keep pace with new products and rapid technological change in order to remain competitive in the marketplace.

Our future success will depend upon our ability to keep pace with technological developments, respond to evolving merchant demands and adopt new industry standards, including “next generation” wireless data services. Failure to anticipate or respond adequately to new industry standards, technological developments or significant delays in product development could damage our potential position in the marketplace, make our existing products or products under development obsolete or unmarketable, and could result in less revenue or an inability to generate profits. With our current financial and technical resources, we may not be able to develop or market new services or enhancements to our existing service offerings. It is possible that we could experience significant delays in these endeavors. Any failure to successfully develop and market services and service enhancements could have a material adverse effect on our business, operating results, and financial condition. In this regard, AT&T Wireless has advised us and others that it intends to transition from its current CDPD data service to its next generation GPRS data service. Accordingly, we may incur additional costs and expenses, or delays or interruptions in providing our services, while we migrate to other CDPD providers or to other wireless services such as GPRS.

We face potential competition and pricing pressures from larger, well financed, and recognized companies and we may not be able to compete successfully if such potential competitors enter the market.

The market for our products and services is highly competitive, including pressure to maintain competitive pricing structures for credit card processing services. We have identified potential competitors that may be logical candidates to develop similar products and services. Barriers to entry in our business are relatively insubstantial and companies with substantially greater financial, technical, marketing, manufacturing, and human resources, as well as those with far greater name recognition than us, may attempt to enter the market. We believe that our ability to compete depends on brand recognition, price, distribution channels, and quality of service. There can be no assurance that we will be able to compete successfully in the market.

We depend on recruiting and retaining key management and technical personnel and we may not be able to develop new services or support existing services if we cannot hire or retain qualified employees.

Our success depends to a large degree upon the skills of our senior management team and current key employees. We depend particularly upon Dean M. Leavitt, our Chief Executive Officer. We have an employment agreement with Mr. Leavitt and with certain of our other employees. We do not maintain key person life insurance for any of our officers or key employees other than Mr. Leavitt. The loss of any of our key executives or employees, the use of proprietary or trade secret data by former employees who compete with us, or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business, operating results, and financial condition. Because of the technical nature of our services and the dynamic market in which we compete, our performance depends on attracting and retaining key employees. Competition for qualified personnel in the wireless data and software industries may be intense at times and finding qualified personnel with experience in both industries may be even more difficult. We believe there are only a limited number of individuals with the requisite skills in the field of wireless data communication, and it may be difficult to hire and retain these persons.

We might not be able to manage our growth.

We anticipate a period of significant growth and the resulting strain on our managerial, operational, financial, and other resources could be significant. Success in managing this expansion and growth will depend, in part, upon the ability of senior management to manage our growth effectively. Any failure to manage our growth and expansion could have a material adverse effect on our business, operating results and financial condition.

In addition to managing our company-wide growth, we must continue to develop and expand our systems and operations to accommodate expected growth in the use of our products and services. Due to the limited deployment of some of our services to date, the ability of our systems and operations to connect and manage a substantially larger number of customers while maintaining superior performance is unknown. Any failure on our part to develop and maintain our wireless transaction service as we experience rapid growth could significantly reduce demand for our services and materially adversely affect our revenue.

Our use of wireless, wireline, and Internet technologies could pose security issues regarding data transmission and reporting.

Utilization of our products and services involves the transmission of payment transactions via wireless or wired networks and our servers from the merchant’s device to the payment processor and back. Data transmitted wirelessly is transmitted in an encrypted format through secure channels. The reporting and utility functions accessible via the Internet are designed with a variety of security precautions, and the end-user’s card number is not contained in the database accessible via the Internet. However, a significant barrier to the growth of wireless data services or transactions on the Internet or by other electronic means has been the need for secure transmission of confidential information. Our systems could be disrupted by unauthorized access, computer viruses and other accidental or intentional actions. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. If a third party were able to misappropriate our users’ personal or proprietary information or credit card information, we could be subject to claims, litigation or other potential liabilities that could materially adversely impact our revenue and may result in the loss of customers.

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

We are currently in the payment transaction services industry, and accordingly, there is no diverse portfolio of products or services on which to rely if our systems fail. If our systems fail, we would fail unless we develop new products or services and a new business plan.

Our business is dependent on our relationship with wireless and wireline carriers.

A significant aspect of our strategy is to be able to market our products and services as working with all major wireless protocols. Our business depends, in part, on our ability to purchase sufficient capacity from the wireless and wireline carriers and the security and reliability of their systems. If our current arrangements with wireless and wireline carriers are terminated, if we are unable to enter into arrangements with any new carriers, or if the terms of our arrangements are altered or prices are increased, it may have a material adverse effect on our business, operating results and financial condition. Additionally, these carriers may develop or employ new technologies, or implement new industry standards (including “next generation” wireless services) that may require us to pay additional fees for such services or prevent us from employing the services of these carriers which would have a material adverse effect on our business, operating results, and financial condition.

The benefits derived from any acquisition or strategic alliance may be less than the price we pay and may result in excessive expenses if we do not successfully integrate them. The costs and management resources we expend in connection with such integrations may exceed our expectations.

Acquisitions and strategic alliances may have a significant impact on our business, financial condition, and results of operations. The value of acquisitions may be less than the amount we pay for them if there is:

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

We had approximately 14,813,927 and 11,478,419 total shares of common stock outstanding as of June 30, 2002 and 2001, respectively, of which approximately 12,645,596 and 7,140,917 shares are in the public float, respectively. We have a substantial number of additional shares of common stock that are either presently outstanding or issuable upon conversion or exercise of other securities that were issued as “restricted securities,” most of which are currently saleable under SEC Rule 144. We are currently overdue with respect to our obligation to register common stock underlying the Series C preferred stock and related warrants sold in the private placement completed in May 2000. The registration and subsequent sale of such securities may increase the number of shares traded in the market and may thereby adversely affect the market for our common stock.

Anti-takeover provisions.

Our Articles of Incorporation authorize the issuance of up to 25,000,000 shares of preferred stock. Our Board is empowered, without stockholder approval, to issue a new series of preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or other rights of the holders of common stock. Such authority, together with certain provisions of Delaware law and of our Articles of Incorporation and bylaws, may have the effect of delaying, deterring or preventing a change in control, may discourage bids for the common stock at a premium over the market price, and may adversely affect the market price, and the voting and other rights of the holders, of the common stock. We are currently exploring various financings and, if successful, will issue additional shares of our preferred stock or common stock. In the current financing environment it is likely that such a financing would be for a new class of preferred stock. Under the Delaware Business Corporation Act, the Board of Directors of a Delaware corporation may issue rights, options, warrants or other convertible securities (hereinafter “rights”) entitling the holders of the rights to purchase, receive or acquire shares or fractions of shares of the corporation or assets or debts or other obligations of the corporation, upon such terms as are determined by the Board. The Board is free, subject to its fiduciary duties to stockholders, to structure the issuance or exercise of the rights in a manner which may exclude “significant stockholders,” as defined, from being entitled to receive such rights or to exercise such rights or in a way which may effectively prevent a takeover of the corporation by persons deemed hostile to management. Nothing presently contained in our Articles of Incorporation prohibits the Board from using these types of rights in this manner.

We have never paid cash or common stock dividends and are unlikely to do so for the foreseeable future.

We have never paid cash or other dividends on our common stock. It is our intention to retain any earnings to finance the operation and expansion of our business, and therefore, we do not expect to pay any cash dividends in the foreseeable future.

Volatility of common stock.

Our common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “USWE.” The trading volume of the common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the fiscal years ended June 30, 2002 and 2001, the common stock has traded at prices ranging from $0.52 to $5.46 and $1.01 to $10.00, respectively. As a result of the limited and sporadic trading activity, the quoted price for the common stock on the OTCBB is not necessarily a reliable indicator of its fair market value.

ITEM 7. Financial Statements

Independent Auditors' Reports ............................................... 36
Consolidated Balance Sheets as of June 30, 2002 and 2001 .................... 38
Consolidated Statements of Operations for the years
     ended June 30, 2002 and 2001 ........................................... 39
Consolidated Statements of Cash Flows for the years ended June 30, 2002 and 2001 ............................................................... 40
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
     for the years ended June 30, 2002 and 2001 ............................. 41
Notes to Consolidated Financial Statements .................................. 42-66

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
U.S. Wireless Data, Inc.

We have audited the accompanying consolidated balance sheet of U.S. Wireless Data, Inc. (the “Company”) as of June 30, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

September 20, 2002
New York, New York

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and
Stockholders of U.S. Wireless Data, Inc.

We have audited the accompanying consolidated balance sheet of U.S. Wireless Data, Inc. as of June 30, 2001, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Wireless Data, Inc. as of June 30, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ M.R.Weiser & Co. LLP

New York, New York
August 24, 2001

U.S. WIRELESS DATA, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,
                                                                               ---------------------
                                                                               2002             2001
ASSETS                                                                        ----             ----
Current assets:
     Cash and cash equivalents ........................................  $   2,862,000    $  18,205,000
     Accounts receivable, net of allowance for
        doubtful accounts of $293,000 and $55,000
        at June 30, 2002 and 2001, respectively .......................      1,360,000        1,515,000
     Inventory, net ...................................................        800,000        3,923,000
     Notes receivable .................................................           --             87,000
     Other current assets .............................................        357,000          472,000
     Assets held for sale .............................................      4,128,000        8,078,000
                                                                         -------------    -------------
                 Total current assets .................................      9,507,000       32,280,000

Property and equipment, net ...........................................      2,195,000        2,553,000
Restricted cash .......................................................      1,167,000          769,000
Intangible assets, net ................................................      1,059,000        7,926,000
Other assets ..........................................................         35,000           93,000
                                                                         -------------    -------------

                 Total assets .........................................  $  13,963,000    $  43,621,000
                                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .................................................  $   1,880,000    $   2,258,000
     Accrued liabilities ..............................................        961,000        1,538,000
     Other current liabilities ........................................        299,000          261,000
     Accrued restructuring expense, current portion ...................        262,000        1,000,000
     Obligation under capital lease, current portion ..................        785,000          793,000
     Purchase price payable, current portion ..........................        477,000        2,557,000
                                                                         -------------    -------------
                 Total current liabilities ............................      4,664,000        8,407,000
Deferred rent expense .................................................        181,000          275,000
Accrued restructuring expense, less current portion ...................        687,000        1,400,000
Other liabilities .....................................................         47,000          109,000
Obligation under capital lease, less current portion ..................        287,000        1,074,000
Purchase price payable, less current portion ..........................           --            455,000
                                                                         -------------    -------------

                 Total liabilities ....................................      5,866,000       11,720,000
                                                                         -------------    -------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, 25,000,000 shares authorized:
     Series C convertible, at $.01 par value, liquidation value
       $10.00 per share, aggregating $39,413,000 and $55,145,000
       at June 30, 2002 and June 30, 2001, respectively; 8,450,000 shares authorized, 3,941,325 and 5,514,475 issued and
       outstanding at June 30, 2002 and June 30, 2001, respectively ...         39,000           55,000
   Common stock, 200,000,000 shares authorized at $.01 par value;
       14,813,927 and 11,478,419 shares issued and outstanding at
       June 30, 2002 and June 30, 2001, respectively ..................        149,000          115,000
   Additional paid-in capital .........................................    142,927,000      142,873,000
   Unearned compensation ..............................................       (963,000)      (2,639,000)
   Accumulated deficit ................................................   (134,055,000)    (108,503,000)
                                                                         -------------    -------------

                 Total stockholders' equity ...........................      8,097,000       31,901,000
                                                                         -------------    -------------

                 Total liabilities and stockholders' equity ...........  $  13,963,000    $  43,621,000
                                                                         =============    =============

Accompanying notes are an integral part of the financial statements
The above statement gives retroactive effect to a 1 for 4 reverse stock split that was effectuated on October 18, 2000.

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the years ended June 30,
                                                            2002           2001
                                                            ----           ----
Revenues
 Service revenues
   Activation fees ................................   $    313,000    $    142,000
   Monthly fees ...................................      1,462,000         652,000
   Transaction fees ...............................        154,000          83,000
   Other fees .....................................         22,000           6,000
                                                      ------------    ------------
       Total service revenues .....................      1,951,000         883,000
   Product sales ..................................        570,000         349,000
                                                      ------------    ------------
       Total revenues .............................      2,521,000       1,232,000
                                                      ------------    ------------

Cost of revenues
   Services .......................................        824,000         501,000
   Product sales ..................................        469,000         210,000
                                                      ------------    ------------
       Total cost of revenues .....................      1,293,000         711,000
                                                      ------------    ------------

Gross profit ......................................      1,228,000         521,000
                                                      ------------    ------------

Operating expenses
   Selling, general and administrative
     (Exclusive of non-cash compensation) .........      9,889,000      11,785,000
   Non-cash compensation ..........................      1,075,000       1,480,000
                                                      ------------    ------------
       Total selling, general and administrative ..     10,964,000      13,265,000
                                                      ------------    ------------
   Depreciation and amortization ..................      3,671,000       1,867,000
   Research and development .......................      1,102,000       2,196,000
   Restructuring (recovery) expense ...............        (89,000)      2,400,000
   Impairment of goodwill and intangibles .........      5,701,000            --
   Writedown of inventory from previous acquisition      3,481,000            --
                                                      ------------    ------------
       Total operating expenses ...................     24,830,000      19,728,000
                                                      ------------    ------------
Loss from operations ..............................    (23,602,000)    (19,207,000)
                                                      ------------    ------------
Interest income ...................................        274,000       1,790,000
Interest expense ..................................       (587,000)       (231,000)
Other income (expense), net .......................        (91,000)        143,000
                                                      ------------    ------------
       Loss from continuing operations ............    (24,006,000)    (17,505,000)
                                                      ------------    ------------

Discontinued operations:
   Income (loss) from discontinued operations .....        321,000      (1,752,000)
   Loss on sale of discontinued operations ........     (1,867,000)           --
                                                      ------------    ------------
       Net loss from discontinued operations ......     (1,546,000)     (1,752,000)
                                                      ------------    ------------

Net loss ..........................................   $(25,552,000)   $(19,257,000)
                                                      ============    ============
Basic and diluted net loss per share:

    Loss from continuing operations ...............   $      (1.81)   $      (1.71)
    Loss from discontinued operations .............   $      (0.11)   $      (0.17)
                                                      ------------    ------------
       Net loss per share .........................   $      (1.92)   $      (1.88)
                                                      ============    ============

Weighted average common shares outstanding
  basic and diluted ...............................     13,290,000      10,254,000
                                                      ============    ============

Accompanying notes are an integral part of the financial statements
The above statement gives retroactive effect to a 1 for 4 reverse stock split that was effectuated on October 18, 2000.

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the years ended June 30,
                                                                ----------------------------
                                                                     2002            2001
                                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................   $(25,552,000)   $(19,257,000)
Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization ............................      3,671,000       1,867,000
  Depreciation and amortization from discontinued operations        402,000         347,000
  Loss on sale of discontinued operations ..................      1,867,000            --
  Bad debt expense .........................................        274,000          40,000
  Deferred rent ............................................        (94,000)        129,000
  Non-cash compensation ....................................      1,075,000       1,480,000
  Impairment of goodwill and intangibles ...................      5,701,000            --
  Write down of inventory from previous acquisition ........      3,481,000            --
  Loss on asset disposal ...................................         21,000           5,000
  Loss on sale of property and equipment ...................           --            (1,000)
  Changes in assets and liabilities:
        Accounts receivable ................................       (119,000)       (990,000)
        Inventory ..........................................       (210,000)     (1,374,000)
        Notes receivable ...................................         87,000          (7,000)
        Other current assets ...............................        116,000          (6,000)
        Other assets .......................................         57,000         (51,000)
        Accounts payable ...................................       (379,000)     (1,262,000)
        Accrued liabilities ................................       (572,000)       (137,000)
        Other current liabilities ..........................         38,000         245,000
        Accrued restructuring expense ......................     (1,440,000)      2,400,000
                                                               ------------    ------------
                      Net cash used in operating activities     (11,576,000)    (16,572,000)
                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .......................       (445,000)     (2,176,000)
  Increase in segregated cash ..............................       (398,000)       (135,000)
  Net payment for purchase acquisition, net of cash acquired     (2,587,000)     (1,165,000)
 Increase in deposits ......................................        (63,000)        109,000
  Proceeds from sales of equipment .........................           --             2,000
                                                               ------------    ------------
                      Net cash used in investing activities      (3,493,000)     (3,365,000)
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock .................................        128,000            --
  Proceeds from exercise of warrants and options ...........        409,000          62,000
  Conversion of Series C preferred stock ...................        (16,000)           --
  Payments of obligations under capital lease ..............       (795,000)       (461,000)
  Payment of notes payable .................................           --          (690,000)
                                                               ------------    ------------
                      Net cash used in financing activities        (274,000)     (1,089,000)
                                                               ------------    ------------

Net decrease in cash .......................................    (15,343,000)    (21,026,000)

Cash and cash equivalents, beginning of year ...............     18,205,000      39,231,000
                                                               ------------    ------------

Cash and cash equivalents, end of year .....................   $  2,862,000    $ 18,205,000
                                                               ============    ============

Accompanying notes are an integral part of the financial statements
The above statement gives retroactive effect to a 1 for 4 reverse stock split that was effectuated on October 18, 2000.

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2002 and 2001

                                          Series C Preferred
                                                Stock                        Common Stock
                                          Shares         Amount           Shares         Amount
                                          ------         ------           ------         ------

Balance at June 30, 2000 ........     5,586,600   $       56,000        8,098,637    $   8,099,000

Exercise of stock warrants ......          --               --          1,572,000           16,000
Amortization of Non-cash
 compensation ...................          --               --               --               --
Issuance of common stock
 and contingent consideration
 to CellGate ....................          --               --            563,000            6,000
Issuance of common stock and
 contingent consideration
 to NXT shareholders ............          --               --          1,125,000           11,000
Conversion of Preferred C stock..       (72,125)          (1,000)         119,782            1,000
Adjustment to reflect
 par and stated value change ....          --               --               --         (8,018,000)
Net loss ........................          --               --               --               --
                                  -------------    -------------    -------------    -------------
Balance at June 30, 2001 ........     5,514,475   $       55,000       11,478,419    $     115,000

Exercise of stock options .......          --               --            214,444            2,000
Non-cash compensation ...........          --               --             30,571            1,000
Amortization of non-cash
  compensation ..................          --               --               --               --
Cancellation of options issued
 to Board member ................          --               --               --               --
Issuance of options to advisor             --               --               --               --
Issuance of contingent
  consideration to Cellgate .....          --               --            468,750            5,000
Conversion of Preferred C Stock..    (1,573,150)         (16,000)       2,621,743           26,000
Net Loss ........................          --               --               --               --
                                  -------------    -------------    -------------    -------------
Balance at June 30, 2002 ......       3,941,325    $      39,000       14,813,927    $     149,000
                                  =============    =============    =============    =============

                                     Additional                                         Total
                                       Paid-in       Unearned        Accumulated     Stockholders'
                                       Capital     Compensation        Deficit          Equity
                                     ----------    ------------      -----------     -------------

Balance at June 30, 2000 .......  $ 124,902,000    $  (4,119,000)   $ (89,246,000)   $  39,692,000

Exercise of stock warrants ......        47,000             --             --               63,000
Non-cash compensation ...........          --          1,480,000           --            1,480,000
Issuance of common stock
 and contingent consideration
 to CellGate ....................     3,605,000             --                           3,611,000
Issuance of common stock and
 contingent consideration
 to NXT shareholders ............     6,301,000             --             --            6,312,000
Conversion of Preferred C stock           --                --             --                --
Adjustment to reflect
 par and stated value change ....     8,018,000             --             --                --
Net loss ........................          --               --        (19,257,000)     (19,257,000)
                                  -------------    -------------    -------------      -----------
Balance at June 30, 2001 ........ $ 142,873,000    $  (2,639,000)   $(108,503,000)   $  31,901,000

Exercise of stock options .......       404,000             --             --              406,000
Non-cash compensation ...........       266,000             --             --              267,000
Amortization of non-cash
  compensation ..................          --          1,075,000           --            1,075,000
Cancellation of options issued
 to Board member ................      (750,000)         750,000           --                --
Issuance of options to advisor          149,000         (149,000)          --                --
Issuance of contingent
  consideration to Cellgate .....        (5,000)            --             --                --
Conversion of Preferred C Stock..       (10,000)            --             --                --
Net Loss ........................          --               --        (25,552,000)     (25,552,000)
                                  -------------    -------------    -------------      -----------
Balance at June 30, 2002 ........   142,927,000    $    (963,000)   $(134,055,000)   $   8,097,000
                                  =============    =============    =============      ===========

Accompanying notes are an integral part of the financial statements
The above statement gives retroactive effect to a 1 for 4 reverse stock split that was effectuated on October 18, 2000.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

U.S. Wireless Data, Inc. (“USWD” or the “Company”) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. U.S. Wireless Data, Inc. is the premier provider of wireless transaction delivery and gateway services to the payments processing industry. The Company provides credit card processors, merchant acquirers, banks, automated teller machine (“ATM”) deployment companies, and their respective sales organizations with turnkey wireless and other IP-based transaction management services. The Company also provides those entities with proprietary wireless enabling products designed to displace conventional telephone lines and to allow for card acceptance where such acceptance has heretofore been too expensive or technologically unfeasible. These services and products may be utilized by conventional card accepting retailers as well as emerging card accepting market segments such as quick service restaurants (fast foods), taxis and limousines, in-home service providers contractors, delivery services, vending machines, sporting events, and outdoor markets. Our products may also be used in conjunction with dial-up ATMs, PC-based electronic cash registers and other types of integrated point-of-sale systems.

During the fiscal year ended June 30, 2001, the Company changed its common stock from $1.00 stated value to $0.01 par value.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Asset Sale of Subsidiary

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary NXT Corporation (“NXT”). All intercompany accounts and transactions have been eliminated in consolidation.

Effective as of the close of business on August 31, 2002, we sold, for $5 million in cash, substantially all of the operating assets and operating obligations associated with our wholly-owned subsidiary, NXT, to Paymentech, L.P. (“Paymentech”). NXT provides data services and landline-based connectivity for credit-card transaction processing. We have classified NXT as a discontinued operation, and have eliminated NXT from the discussion that follows except as indicated.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

Stock Split

The common stock and per share prices in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the 1 for 4 reverse stock split that was effectuated on October 18, 2000.

Cash and Cash Equivalents

Investments in money market funds and highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company maintains all of its cash balances with major financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate approximately $2,662,000 at June 30, 2002.

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

Intangibles and Recovery of Long-Lived Assets

Cost in excess of the fair value of tangible and identifiable intangible net assets acquired have been amortized on a straight-line basis over four to 10 years. Identifiable intangible net assets consist of completed technology, assembled workforce, trademarks, and acquired customers.

In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”), the Company’s policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment in value is considered to have occurred when the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. The measurement of the impairment loss to be recognized is based upon the difference between the present value of the expected future cash flows and the carrying amount of the assets. Based on the above assessment, no impairment loss had been recognized during the year ended June 30, 2001, however, a $5,701,000 impairment of goodwill and intangibles was recognized in the fourth quarter of fiscal year June 30, 2002 and the remaining estimated useful lives of such assets was reduced to four years.

Revenue Recognition

The Company derives revenue from two primary sources: service fees and product (equipment) sales.

Services. Service fees consist of: (a) one-time, non-refundable service activation fees; (b) monthly minimum subscription fees for the availability of service; (c) fees for transactions delivered on wireless or other methods through our hosts; and (d) other fees, including certain charges for telecommunications connections between the Company and a party. Service fees are generated from the Company’s Synapse Service. Service activation fees are recognized ratably over the estimated average life of a customer contract. All other service revenues are recognized as services are provided.

Software development revenue, which had been earned in NXT, was derived from the development of customized software and is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is determinable, and collectibility is probable.

On June 30, 2001, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. Effective January 1, 2001, activation revenue is recognized ratably over the estimated average life of a customer contract. Prior to the adoption of SAB 101, the Company recognized activation revenue as services were performed. As required by generally accepted accounting principles, the Company has reflected the effects of the change in accounting principle as if such change had been adopted as of January 1, 2001, which is included in the results of operations for the year ended June 30, 2001. The change in accounting principle resulted in a decrease in revenue and gross profit for the year ended June 30, 2001 of approximately $66,000 and $33,000, respectively.

Product Sales. Product sales (i.e., sales of equipment) are primarily derived from the sale of USWD’s proprietary Synapse Adapter and Synapse Enabler products. Revenues from product sales are recognized upon shipment. Revenues from products under rental agreements and similar arrangements are accounted for by the operating lease method and are recognized over the rental term.

Customer Concentration

During fiscal 2002 and 2001, one customer accounted for 30% and 38% of revenues, respectively.

Cost of Revenues

Cost of revenues for services consist primarily of the cost for the initial setup and ongoing communications costs associated with terminals connected through Synapse as well as the costs of certain non-wireless carriers associated with revenues. Cost of revenues for product sales consist primarily of the costs of production of products, such as the Synapse Adapter and the Synapse Enabler, and other direct costs of sales such as shipping.

Research and Development Costs

Research and development costs are expensed as incurred. During the fourth quarter of 2001, the Company changed the methodology for recording research and development expense. Previously, the Company had been recording research and development expense based upon a percentage allocation of certain departments. During the fourth quarter of fiscal 2001, the Company determined a more accurate method of recording research and development expense based upon certain departments as a whole. The costs were originally reported in selling, general and administrative expense, and have been reclassified to research and development expense.

Advertising and Promotion

Costs of advertising are expensed as incurred. Advertising and promotion expense for the years ended June 30, 2002 and 2001 amounted to approximately $215,000 and $703,000, respectively.

Income Taxes

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Since the Company has no prior history of profits, management cannot assess the likelihood that the future benefit of these losses will be recognized. Thus, a full valuation allowance has been recorded.

Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.”

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including accounts receivable, accounts payable, notes receivable, accrued liabilities and other liabilities, approximate their fair values due to their relatively short maturities. The fair values of capitalized lease obligations approximate carrying value based on their effective interest rates compared to current market rates.

Accounting for Derivatives and Financial Instruments

SFAS No. 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 137, Deferral of the Effective Date of SFAS No. 133, which amends SFAS No. 133, by deferring the effective date to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 for fiscal year ended June 30, 2001. The adoption of SFAS No. 133 did not have an impact on the Company’s reported results of operations, financial position, or cash flows.

Internally Developed Software

Certain costs of developing or obtaining software for internal use are required to be capitalized. No such costs were incurred during the years ended June 30, 2002 and 2001.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have an impact on the Company’s financial statements.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 effective for the fiscal year beginning July 1, 2002. The adoption of SFAS No. 142 will reduce amortization expense to $265,000 for each of the fiscal years 2003 through 2006.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has determined that SFAS No. 143 will not have a material effect on the financial statements of the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. This Statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will adopt the impairment provisions of SFAS No. 144 in the first quarter of the fiscal year ending June 30, 2003, however, the Company adopted the provisions relating to discontinued operations during the fourth quarter of the fiscal year ended June 30, 2002 relating to the sale of NXT (see Note 21).

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB Opinion No. 30. This Statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. This Statement will be effective for the Company for the fiscal year ending June 30, 2004. The Company has not determined the impact, if any, that this statement will have on its financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not determined the impact, if any, that this statement will have on its financial statements.

NOTE 3 - ACQUISITIONS

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

Had the acquisition of Cellgate been completed as of July 1, 2000, revenues, net loss from continuing operations, and net loss per share from continuing operations would have been $1,276,000, $18,834,000 and $1.84, respectively, for the fiscal year ended June 30, 2001.

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

The Company incurred approximately, $1,055,000 of expenses related to this acquisition, which includes accounting fees, attorney’s fees, investment banking fees, and other costs. The operating results of NXT have been included in the consolidated financial statements of the Company since the acquisition date, but are shown as discontinued operations in the accompanying financial statements in light of the recent disposal of NXT.

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
                                                                     ==========

The purchase price was allocated, based on an independent third party valuation, as follows:

                                                      Allocated      Useful
                                                        Value         Life
                                                      ---------      ------
Intellectual Property:
   IP transaction switch                            $ 2,400,000          6
   Customer relationships                             1,700,000          4
   Proprietary software                                 864,000          5
   Tools and value added components                     190,000          6
Acquired workforce                                    1,300,000          5
Fair value of tangible assets acquired                2,976,000          5
Goodwill                                              1,652,000         10
                                                     ----------
Total allocation of purchase price                  $11,082,000
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

NOTE 4 - INVENTORY

                                                      June 30,
                                                  2002       2001
                                                  ----       ----
     Inventory consists of:
         Raw material                        $  210,000    $  222,000
         Work in process                         43,000        26,000
         Finished goods                         547,000     3,675,000
                                              ---------    ----------
                                             $  800,000    $3,923,000
                                              =========    ==========

In the fourth quarter of fiscal 2002, the Company recorded a charge of $3,481,000 to writedown the inventory of Synapse Adapters to the cost value of the number of units the Company now expects to realize over the remaining expected life of this product.

NOTE 5 - PROPERTY AND EQUIPMENT

                                                      June 30,
                                                  2002          2001
                                                  ----          ----
Property and equipment consist of:
     Equipment and furniture                 $ 2,904,000   $ 2,692,000
     Leasehold improvements                      478,000       464,000
     Rental equipment                            440,000       246,000
     Less accumulated depreciation
         and amortization                     (1,627,000)     (849,000)
                                              ----------    ----------
                                             $ 2,195,000   $ 2,553,000
                                              ==========    ==========

Depreciation and amortization expense was $782,000 and $650,000 for the years ended June 30, 2002 and 2001, respectively.

NOTE 6 - INTANGIBLE ASSETS

All of USWD’s acquired intangible assets are subject to amortization. There were no material acquisitions of intangible assets during the fiscal year 2002. Amortization expense related to intangible assets was $2,889,000 for fiscal year 2002 and $1,217,000 for fiscal year 2001.

In the fourth quarter of fiscal 2002, the Company recorded an impairment charge of $5,701,000 on goodwill and other intangibles to writedown the value of the acquired assets of Cellgate to the present value of the net amount the Company now expects to realize over the remaining expected life of the Synapse Adapter product. Goodwill has been completely eliminated due to this impairment charge, and the remaining $1,059,000 value of intangibles from this acquisition as of June 30, 2002 will be amortized over the estimated remaining life of four years.

The net carrying amount of $5,927,000 as of June 30, 2002 of goodwill and other intangibles relating to the NXT acquisition was reclassified to assets held for sale. Since the net proceeds from the sale of NXT did not exceed the carrying value of the related net assets, a loss on the carrying value of such assets has been recorded as of June 30, 2002 (see Note 21).

The components of intangible assets are as follows:

Intangibles related to the acquisition of Cellgate:

                                June 30, 2002                                        June 30, 2001
                  -----------------------------------------------     ------------------------------------
                   Gross                                   Net          Gross                      Net
                  Carrying   Accumulated   Write-off     Carrying      Carrying    Accumulated   Carrying
                   Amount    Amortization   Amount        Amount        Amount    Amortization    Amount
                  --------   ------------  ---------     --------      --------   ------------   ---------

Intellectual  $ 6,000,000  $(1,416,000)   $(3,556,000)  $ 1,028,000  $ 6,000,000  $  (556,000)  $ 5,444,000
property

Acquired          250,000     (104,000)      (115,000)       31,000      250,000      (42,000)      208,000
workforce

Goodwill        2,436,000     (406,000)    (2,030,000)        --       2,436,000     (162,000)    2,274,000
              -----------  -----------    -----------   -----------  -----------   ----------    ----------

Total         $ 8,686,000  $(1,926,000)   $(5,701,000)  $ 1,059,000  $ 8,686,000  $  (760,000)   $7,926,000
              ===========  ===========    ===========   ===========  ===========   ==========    ==========

Intangibles related to the acquisition of NXT:

                                June 30, 2002                        June 30, 2001
                  ----------------------------------     ------------------------------------
                   Gross                       Net          Gross                      Net
                  Carrying   Accumulated     Carrying      Carrying    Accumulated   Carrying
                   Amount    Amortization     Amount        Amount    Amortization    Amount
                  --------   ------------    --------      --------   ------------   ---------

Intellectual
property       $ 3,454,000   $  (907,000)  $ 2,547,000  $ 3,454,000   $  (227,000)   $ 3,227,000

Acquired
workforce        1,300,000      (390,000)      910,000    1,300,000       (65,000)     1,235,000

Marketing
related          1,700,000      (637,000)    1,063,000    1,700,000       (85,000)     1,615,000

Goodwill         1,652,000      (245,000)    1,407,000    1,600,000       (80,000)     1,520,000

Acquired
intangibles
from NXT           432,000      (432,000)        --         432,000      (216,000)       216,000

Balance
reclassified
to assets
held for sale   (8,538,000)    2,611,000    (5,927,000)  (8,486,000)      673,000     (7,813,000)
               -----------   -----------    ----------- -----------   -----------    -----------

Total          $     --      $     --      $      --    $     --      $     --      $      --
               ===========   ===========   ===========  ===========   ===========    ===========

NOTE 7 – ACCRUED RESTRUCTURING EXPENSE

The Company recorded pretax charges totaling $2.4 million in the fourth quarter of the fiscal year ended June 30, 2001. These charges related to the consolidation of the Company’s technical and network operations for disposal of assets not used in the primary operations facility and the estimated impact of vacating the unused facilities, net of potential subleases.

As part of the Company’s consolidation of its technical and network operations and the closure of its Bethesda, Maryland facility, a restructuring charge of $0.6 million was recorded in the first quarter of fiscal year 2002 related to the termination of thirty-seven employees. The charge represents to the cost of involuntary severance and related benefits for technical, operations, engineering, and administrative employees located in our Bethesda, Maryland and Palmer Lake, Colorado facilities.

During the fourth quarter of fiscal year 2002, the Company reevaluated the balance of the restructuring accrual as the Bethesda facility sublease was completed. It was determined that in connection with vacating the Bethesda office, we underestimated our original estimates of sublease income and overestimated related costs. Accordingly, the Company reduced the restructuring accrual by $714,000.

Provided below is an analysis of the changes in the restructuring accrual:

Balance at June 30, 2001                            $ 2,400,000
Charges against accrual (Bethesda rent
     payments, severance and benefit payments)       (1,362,000)
Additions to accrual (severance and benefits
     accrual)                                           625,000
Write down of accrual balance                          (714,000)
                                                    -----------
Balance at June 30, 2002                                949,000
Less current portion                                   (262,000)
                                                    -----------
Balance at June 30, 2002, excluding
     current portion                                $   687,000
                                                    ===========

The balance of the restructuring charge accrual will be paid over the remaining lease term of our former Bethesda office which expires July 2009.

NOTE 8 - ACCRUED LIABILITIES

                                                    June 30,
                                              2002          2001
                                              ----          ----
Accrued liabilities consists of:
     Accrued compensation                $   588,000  $  1,102,000
     Accrued professional fees                20,000       149,000
     Accrued vendor obligation               187,000         --
     Other                                   166,000       287,000
                                          ----------    ----------
                                         $   961,000  $  1,538,000
                                          ==========    ==========

NOTE 9 - CAPITAL LEASE OBLIGATION

In November 2000, the Company purchased the assets and assumed liabilities of Cellgate. Included in the assumed liabilities were leases that financed the purchase of equipment used in the ordinary course of business.

On July 29, 1999, Cellgate entered into a Master Purchase and Lease Agreement with Tellus Technology Inc. (“Tellus”) and Varilease Corporation (“Varilease”) in which Tellus agreed to sell to Varilease and Varilease agreed to lease to the Company wireless IP modem adapters (the “Equipment Units”). In connection therewith, Cellgate entered into a separate Master Lease Agreement with Varilease to lease Equipment Units. These agreements were assumed in the purchase of assets and certain liabilities of Cellgate. At the end of the period, and under the terms specified in the agreement, the Company may either purchase the Equipment Units (at prices to be determined by the parties), extend the lease for an additional twelve months (at specified rates), or return the Equipment Units and purchase new units. On April 4, 2002, the Company entered an agreement with Varilease to extend the term of the lease for an additional twelve months. While in its possession, the Company bears the risk of loss for any damaged Equipment Units. In connection with the lease agreement, the Company has $50,000, which is maintained in an escrow account, included in restricted cash. As of June 30, 2002, the Company recorded the fair value of the capitalized lease obligation of $1,057,000.

In addition, NXT entered into capital leases for certain computer and network equipment, which expire on various dates through 2002.

Future minimum lease payments on capital leases, are as follows:

For fiscal year ending June 30:
     2003                               $   911,000
     2004                                   319,000
                                         ----------
Total minimum payments required           1,230,000

Less amount representing interest          (158,000)
                                         ----------

Present value of net minimum
     lease payments                       1,072,000
Less current installments                  (785,000)
                                         ----------
Obligations under capital leases,
   excluding current installments       $   287,000
                                         ==========

The carrying value of assets under capital leases of $2,505,000, is included in inventory and equipment at June 30, 2002.

NOTE 10 – OTHER LIABILITIES

Other current liabilities at June 30, 2002, consist of deferred revenue in the amount of $299,000. Other current liabilities at June 30, 2001, consisted of deferred marketing in the amount of $208,000 and deferred revenue in the amount of $53,000. The Company received $300,000 from a shareholder for business development purposes, as part of the NXT acquisition, which had been recorded as deferred marketing.

Other liabilities at June 30, 2002, consist of a $47,000 deposit due to the sub-lessor of our former office space in Bethesda, MD. Other liabilities at June 30, 2001, consist of $109,000 deposit due to the sub-lessor of our former office space in New York.

NOTE 11 – STOCKHOLDERS’ EQUITY

On October 6, 2000, authorized capital was increased to 225,000,000 shares, 200,000,000 of which are $.01 par value common stock and 25,000,000 of which are $.01 par value preferred stock. At June 30, 2002, the only preferred stock issued and outstanding is the Series C Convertible Preferred Stock.

NOTE 12 - SERIES C CONVERTIBLE PREFERRED STOCK

Commowealth Associates, L.P. (“Commonwealth”) acted as placement agent in the Private Placement pursuant to which an aggregate of 558.66 Units were sold at $100,000 per Unit for aggregate gross proceeds of $55,866,000. The Private Placement was closed in three tranches on March 17, 2000, March 28, 2000 and May 31, 2000. Each Unit consists of 10,000 shares of the Company’s Series C Preferred Stock (which is initially convertible into 16,667 shares of Common Stock) and warrants to purchase Common Stock equal to 25% of the number of shares into which the Series C Preferred Stock is convertible.

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

The Company is obligated to file a registration statement with respect to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock and exercise of the Unit Warrants under the Securities Act within twelve months of the closing of the Private Placement. The investors also have certain “piggyback” registration rights with respect to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock and the exercise of the Unit Warrants. As of June 30, 2002, the Company has not registered the Common Stock underlying the Series C Preferred Stock and related Unit Warrants as required by the agreement.

Several of the Company’s officers and directors purchased Units in the Private Placement. Dean M. Leavitt, the Company’s Chairman and Chief Executive Officer purchased 2.5 Units, Charles I. Leone, the Company’s Executive Vice President, Chief Administrative Officer and Secretary purchased 1 Unit and Robert E. Robichaud, the Company’s former Chief Financial and Accounting Officer, Treasurer and Secretary purchased .75 of a Unit. Edwin Cooperman, a member of the Board, purchased 1 Unit and each of Michael S. Falk and Amy Newmark, both also members of the Board, purchased 2.5 Units. Barry Kaplan, also a member of the Board, purchased 25 Units. Mr. Kaplan also received from Commonwealth at no charge a warrant to purchase 1.5 Units exercisable at $100,000 per Unit (from the warrants Commonwealth received as compensation for services in the Private Placement).

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

As a condition to the completion of the Private Placement, the Company agreed that the exercise price of a warrant owned by Dean M. Leavitt, the Company’s Chairman and Chief Executive Officer, to purchase 671,875 shares of Common Stock should be reduced from $12.00 per share to the market price of the Common Stock on January 4, 2000. In March 2000, the FASB issued Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”. The interpretation was not effective until July 1, 2000. Had the interpretation been in effect on the date of the repricing, the warrant would have been considered a variable warrant at that time. In compliance with this new interpretation, the Company recorded this as a variable warrant and will adjust compensation expense based upon the Common Stock price difference from the closing Common Stock price on July 1, 2000 versus the closing Common Stock price at any measurement date multiplied by the number of outstanding warrants at the measurement date. On June 30, 2002, the closing stock price was less than the closing stock price at July 1, 2000, therefore, no compensation expense has been recorded.

As a result of previous financing arrangements and the Private Placement, Commonwealth is deemed to control the Company.

Authorization and Stated Value

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

Optional Conversion

Each Series C Preferred Stock is convertible, at the option of the holder into a number of shares of Common Stock determined by dividing (A) the Liquidation Value by (B) the Conversion Price (6.00). During fiscal year 2002, 1,573,150 preferred shares were converted into 2,621,743 shares of common stock. During fiscal year 2001, 72,125 preferred shares were converted into 119,782 shares of common stock.

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

Anti-dilution

In the event of any capital reorganization or reclassification of the Company, or any consolidation or merger of the Company, or sale, transfer, or lease of all or substantially all of its assets which effects the holders of Common Stock in such a way that entitles them to receive stock, securities, or assets with respect to or in exchange for their shares, then the holder of the Series C Preferred Stock shall have the right to purchase and receive such securities, or assets as would have been issued and payable if the holders of the Series C Preferred Stock had converted their shares into Common Stock immediately prior to such reorganization, reclassification, consolidation, merger, or sale.

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

NOTE 13 - STOCK OPTIONS

During the year ended June 30, 2002, 214,444 options were exercised. In addition, 30,571 shares of common stock were issued as non-cash compensation to a former executive of the Company. The non-cash compensation was valued at $112,500 and charged against the restructuring accrual.

During the year ended June 30, 2002, $1,045,000 was charged to compensation expense relating to options issued to three Board Members granted on March 29, 2000.

On May 16, 2002, the Company engaged an investment banking firm as financial and strategic advisors and, as part of their compensation, granted the firm options to purchase 150,000 shares of the Company’s common stock at an exercise price equal to the market price on the date of grant. The options vested immediately and have a five-year term. The Company valued the option at $149,000, which was charged to unearned compensation, with a corresponding amortization expense of $30,000 recorded as non-cash compensation expense for the fiscal year ended June 30, 2002. In determining the fair value of the option, the Company used the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, expected volatility of 123%, an average expected option life of five years and an average risk-free interest rate of 3.22% for June 30, 2002.

Stock Option Plan

In September 1992, the Company adopted a combined incentive and a non-qualified stock option plan (the “1992 Plan”), which, as amended, provided for the issuance of up to 670,000 shares of Common Stock under the plan. The Company no longer issues new grants under the 1992 Plan. On January 4, 2000, the Board approved the “2000 Plan.” The 2000 Plan authorizes a maximum of 15,000,000 shares to be granted. Options granted under the plans generally vest over a period of three years and must be exercised no later than ten years from the date of grant.

The following table summarizes information for stock options outstanding under the plans and outside the plans at June 30, 2002:

                            Outstanding Options         Options Exercisable
                    --------------------------------    -------------------
                   Average    Weighted                 Weighted
                  Remaining    Average                  Average
Range of         Contractual  Exercise      Number     Exercise       Number
Exercise Price      Life        Price    Outstanding     Price     Exercisable
--------------   ----------   --------   -----------   --------    -----------

$0.00 - $1.00        8.81        $0.61      503,820      $0.66        38,195
$1.01 - $1.50        8.96        $1.37      491,475      $1.47       107,584
$1.51 - $2.00        9.55        $1.80      733,562      $1.63        50,200
$2.01 - $2.50        8.78        $2.22      756,261      $2.22       251,835
$2.51 - $4.00        7.31        $3.05       34,125      $3.13        28,456
$4.01 - $6.00        7.71        $5.89      231,583      $5.90       159,707
$6.01 - $35.00       8.02        $8.77    1,038,474      $9.86       442,253

Stock option transactions relating to options granted under the plans and other stock options (discussed below) for the years ended June 30, 2002 and 2001 were as follows:

1992 Stock Option Plan

                                                   Weighted
                                               Average Exercise
                                 Number of         Price Per
                                  Shares             Share
                                 ---------     ----------------
Balance at June 30, 2000          402,509          $ 10.13
     Granted                         --                --
     Exercised                       --                --
     Cancelled                    (54,625)         $ 10.75
                                 --------
Balance at June 30, 2001          347,884          $ 10.04
     Granted                         --
     Exercised                    (18,750)         $  2.84
     Cancelled                   (116,564)         $ 14.14
                                 --------
Balance at June 30, 2002          212,570          $  8.44
                                 ========
Exercisable at June 30, 2002      162,848          $  7.92
                                 ========

2000 Stock Option Plan

                                                   Weighted
                                              Average Exercise
                                 Number of         Price Per
                                  Shares             Share
                                 ---------    ----------------
Balance at June 30, 2000             --               --
     Granted                    2,813,785          $ 4.53
     Exercised                       --               --
     Cancelled                   (205,385)         $ 5.79
                                ---------
Balance at June 30, 2001        2,608,400          $ 4.43
     Granted                    1,229,462          $ 1.28
     Exercised                   (177,987)         $ 2.00
     Cancelled                   (378,978)         $ 4.36
                                ---------
Balance at June 30, 2002        3,280,897          $ 3.25
                                =========
Exercisable at June 30, 2002      716,663          $ 5.01
                                =========

Outside the Plans

                                                   Weighted
                                               Average Exercise
                                 Number of         Price Per
                                  Shares             Share
                                 ---------     ----------------
Balance at June 30, 2000          504,875          $ 5.78
     Granted                         --               --
     Exercised                       --               --
     Cancelled                   (149,668)         $ 3.38
                                ---------
Balance at June 30, 2001          355,207          $ 6.66
     Granted                         --
     Exercised                    (17,707)         $ 3.38
     Cancelled                    (41,667)         $ 6.00
                                ---------
Balance at June 30, 2002          295,833          $ 7.11
                                =========
Exercisable at June 30, 2002      203,983          $ 7.07
                                =========

Fair Value Disclosures

Had compensation expense for the Plans been determined based on the fair value of the options at the grant dates for awards under the Plans consistent with the method of accounting prescribed by SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                  June 30,
                                          2002                 2001
                                          ----                 ----
Net loss
     As reported                     $ (25,552,000)       $ (19,257,000)
     Pro forma                       $ (28,939,000)       $ (22,234,000)
Basic and diluted loss per share
     As reported                        $ (1.92)             $ (1.88)
     Pro forma                          $ (2.18)             $ (2.17)

The weighted average fair value of options granted during the year ended June 30, 2002 and 2001 was $1.06 and $3.43 per option, respectively. In determining the minimum fair value of each option, the Company used the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, expected volatility of 140% and 180%, an average expected option life of 3.5 years and an average risk-free interest rate of 4.4% and 4.95% for June 30, 2002 and 2001, respectively.

NOTE 14 - STOCK WARRANTS

The following table summarizes information about stock warrants outstanding at June 30, 2002:

                                    Outstanding and Exercisable Warrants
                            ---------------------------------------------------
                                 Number          Weighted         Average
                            Outstanding and       Average        Remaining
                              Exercisable     Exercise Price   Contractual Life
                            ---------------   --------------   ----------------
Range of exercise price
-----------------------
$ 0.00 - $ 5.90                1,343,750         $  4.68           6.85
$ 5.91 - $ 6.00                6,017,766         $  6.00           4.64
$ 6.01 - $13.00                   70,833         $  9.72           2.32
$13.01 - $23.00                   56,359         $ 17.87           1.41

Provided below are stock warrant transactions for the year ended June 30, 2002.

                                                  Weighted Average
                              Number of Shares     Exercise Price
                              ----------------    ----------------
Balance at June 30, 2002         9,153,625            $ 4.90
    Granted                           --                 --
    Exercised                         --                 --
    Cancelled                   (1,572,000)           $ 0.04
                                 ---------
Balance at June 30, 2001         7,581,625            $ 5.90
    Granted                           --                 --
    Exercised                         --                 --
    Cancelled                      (92,917)           $ 7.09
                                 ---------
Balance at June 30, 2002         7,488,708            $ 5.89
                                 =========
Exercisable at June 30, 2002     7,488,708            $ 5.89
                                 =========

As part of their compensation related to the Private Placement, Commonwealth and PJSC received warrants to purchase an aggregate of 167.599 Units (which are identical to the units sold in the Private Placement). The warrants are exercisable at $100,000 per Unit commencing on the date of issuance and for seven years thereafter. The Company valued the unit warrants at $6.15 million.

Effective September 7, 2000, unit purchase warrants to purchase units consisting of (a) Series C Convertible Preferred Stock and (b) additional warrants to purchase Common Stock at $6.00 per share were amended so that such warrants are now exercisable, at $6.00 per share, solely for the total number (3,491,625) of shares of Common Stock into which the underlying Series C Convertible Preferred Stock and warrants would have been convertible and exercisable. The modified warrants are held by Commonwealth and PJSC. The change does not change the aggregate number of shares of Common Stock, which the holders would have received upon exercise in full of the unit purchase warrants and conversion and exercise in full of the underlying securities. The change also does not affect the aggregate purchase price, which such holders would have paid for the underlying Common Stock. The change in the agreement did not provide additional value to the warrant holders, therefore the Company did not recognize the change.

Note 15 - NET LOSS PER SHARE

Earnings (loss) per common share (EPS) is computed using SFAS No. 128, “Earnings per Share”. SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. During fiscal years 2002 and 2001, such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options, warrants and conversions could potentially dilute earnings per share in the future.

The following table reconciles the number of shares of common stock outstanding to the maximum diluted shares of common stock for the years ended June 30, 2002 and 2001.

U.S. WIRELESS DATA INC.
CONSOLIDATED COMMON STOCK EQUIVALENTS

                                                           As of June 30,
                                                     2002                2001
                                                     ----                ----

Common stock outstanding                          14,814,000          11,478,000
Series C Preferred Stock outstanding
 in common stock equivalents                       6,569,000           9,191,000
                                                 -----------         -----------
                                                  21,383,000          20,669,000
                                                 -----------         -----------
Warrants
 Outstanding related to the Private Placement
    Investor warrants                              2,328,000           2,328,000
    Agent warrants                                 2,328,000           2,328,000
    Agent warrants                                   582,000             582,000
    Investment company warrants                      466,000             466,000
    Investment company warrants                      116,000             116,000
 Various outstanding                                 325,000             418,000
 Executive                                         1,344,000           1,344,000
                                                  ----------          ----------
        Total warrants                             7,489,000           7,582,000
                                                  ----------          ----------
Options
    Outstanding, 1992 Option Plan                    213,000             348,000
    Outstanding, 2000 Option Plan                  3,281,000           2,608,000
    Outstanding, Non-Plan                            296,000             338,000
                                                  ----------          ----------
        Total options                              3,790,000           3,294,000
                                                  ----------          ----------
Common stock contingently
 issuable for acquisitions                         2,242,000           2,710,000
                                                  ----------          ----------
        Total shares outstanding or issuable      34,904,000          34,255,000
                                                  ==========          ==========

NOTE 16 - INCOME TAXES

At June 30, 2002 and 2001, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $72 million and $50 million, respectively. Annual utilization of the loss carry-forwards is subject to significant limitations due to changes in the Company’s ownership. Future changes in ownership could further limit the utilization of these net operating loss carryforwards. If unused, the carry-forwards will expire between 2009 and 2021.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carry-forwards. The tax effects of significant items comprising the Company’s deferred taxes are as follows:

                                                       June 30,
                                                 2002             2001
                                                 ----             ----
Deferred tax assets
  Net operating loss carry-forwards       $  24,365,000    $  18,691,000
  Intangibles                                 3,096,000          322,000
  Inventory reserves                          1,178,000            6,000
  Loss on disposition of subsidiary             635,000             --
  Accrued restructuring expense                 323,000          900,000
  Other                                         233,000          385,000
                                            -----------      -----------
                                          $  29,830,000    $  20,304,000
  Valuation allowance                       (29,830,000)     (20,304,000)
                                            -----------      -----------
                                          $      --        $      --
                                            ===========     ============

Realization of deferred tax assets is dependent upon future earnings. The Company has recorded a full valuation allowance against the deferred tax assets since management believes that it is more likely than not that these assets will not be realized. Accordingly, no income tax benefit has been recorded because of the valuation allowance. The valuation allowance increased during fiscal 2002 and 2001 by $9,526,000 and $6,451,000 respectively, due to additional losses for which no tax benefits were recorded.

NOTE 17 - EMPLOYEE BENEFIT PLAN

The Company maintains a qualified Section 401(k) Savings Plan. The Plan allows eligible employees to contribute up to 15% of their salaries on a pre-tax basis, subject to certain limitations imposed by current tax law and regulations. During fiscal year 2002 and 2001, the Company contributed $81,000 and $42,000 to the Plan, respectively.

NOTE 18 - RELATED PARTIES

Commonwealth was retained by the Company to provide financial advisory and other investment banking services related to the acquisition of Cellgate and NXT. Investment banking fees were paid to Commonwealth during fiscal year 2001, totaling $500,000. No fees were paid during fiscal year 2002. See additional disclosures of related party transactions in the Notes entitled “Series C Convertible Preferred Stock” and the Note entitled “Stock Options” relating to options granted to the Board of Directors.

The Company receives payments for services provided to two shareholders, Paymentech, a subsidiary of First USA Inc. and its subsidiary, MerchantLink, Inc. (“MLI”) and American Express Travel related services Company, Inc. (“Amex”). The Company obtained these relationships as part of the acquisition of NXT in December 2000.

Paymentech

During 2002 and 2001, the Company recorded approximately $863,000 and $509,000, respectively, in revenue from Paymentech for transaction fees, monthly data transport services, leased line revenue, and software development services. At June 30, 2002 and 2001 accounts receivable from PTI were approximately $48,000 and $85,000, respectively.

MLI

MLI uses NXT for transaction transport services as contracted for in a service agreement dated June 21, 1996. The Company leased office space from MLI, which expired on August 30, 2001. During 2002 and 2001, the Company recorded costs related to the leased office space and network monitoring fees of $56,000 and $134,000, respectively. During 2002 and 2001, the Company recorded revenue from MLI of approximately $3,731,000 and $1,086,000, respectively. Accounts receivables from MLI were approximately $369,000 and $570,000, and accounts payables were $0 and $5,000 at June 30, 2002 and 2001, respectively.

Amex

Pursuant to an agreement with Amex dated January 29, 1996 as amended on October 16, 1997, February 11, 1999, May 10, 1999, December 30, 1999, May 24, 2000, August 22, 2000 and December 22, 2000, the Company provides to and receives from Amex various services related to transport and management of credit card transactions. During 2002 and 2001, the Company recorded revenue from Amex of approximately $27,000 and $21,000, from transaction management fees, leased line reimbursements, software development and other services. The Company also recognized costs of sales to Amex of approximately $3,648,000 and $1,600,000 for transaction transport services, host connection fees and transaction commissions during 2002 and 2001, respectively. Included in accounts payable balance was approximately $869,000 and $670,000, due to Amex and $25,000 and $2,000, included in accounts receivable due from Amex as of June 30, 2002 and 2001, respectively.

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information:

$593,000 and $232,000 was paid in cash for interest for the year ended June 30, 2002 and 2001, respectively.

Supplemental disclosure of non-cash financing and investing activities:

Year ended June 30, 2002
1.	Conversion of 1,573,150 shares of Series C Preferred Stock into 2,621,743 shares of Common Stock.
2.	Issuance of 468,750 shares of common stock to Cellgate shareholders, valued at approximately $1,642,000.

Year ended June 30, 2001
1.	Conversion of 72,125 shares of Series C Preferred Stock into 119,782 shares of Common Stock.
2.	Issuance of 563,000 shares of common stock and 468,000 shares of contingent consideration to Cellgate shareholders, valued at approximately $1,969,000 and $1,642,000, respectively.
3.	Issuance of 1,125,000 shares of common stock and 2,242,000 shares of contingent consideration to NXT shareholders, valued at approximately $2,109,000 and $4,203,000, respectively.
4.	Change in par value from no par value and $1.00 stated value to $0.01 par value.
5.	The assets acquired and the liabilities assumed related to the acquisition of Cellgate and NXT were $5,683,000 and $6,561,000, respectively.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

The Company has entered into leases for certain computer equipment and facility leases. Future minimum lease payments under non-cancelable operating leases and the present value of future minimum lease payments as of June 30, 2002, are as follows:

                                        Facility    Less Subleased
                                         Leases       Facilities         Net
                                        --------    --------------       ---
For fiscal year ending June 30:
2003                                  $  1,303,000    $    438,000   $    865,000
2004                                     1,280,000         534,000        746,000
2005                                     1,304,000         556,000        748,000
2006                                     1,379,000         578,000        801,000
2007                                     1,400,000         601,000        799,000
Thereafter                               3,543,000       1,331,000      2,212,000
                                       -----------      ----------     ----------
Total minimum payments required       $ 10,209,000    $  4,038,000   $  6,171,000
                                       ===========      ==========     ==========

Rent expense for the fiscal years ended June 30, 2002 and 2001 was $774,000 and $920,000, respectively.

As a security deposit for the Company’s New York facility, the Company maintains a letter of credit in the amount of $456,300. The Company has restricted cash of $492,000 on deposit in a money market fund as collateral for the letter of credit maintained by the bank.

Included in restricted cash is $175,000, which is held in a certificate of deposit as a security deposit and $450,000, which is on deposit as collateral for a letter of credit maintained by the bank for the Company’s Bethesda facility.

The Company is obligated through July 30, 2009 under a lease for its former office facility located in Bethesda, Maryland. The future minimum lease commitment for the period July 1, 2002 through the date of expiration is $5,215,000. The Company has vacated the space as of the close of business on July 31, 2002 and has subleased this facility to a third party for approximately $4,038,000 in aggregate payments for the balance of the Company’s lease term.

The Company has employment agreements with four of its executive officers. The agreements are for initial terms of two years, with automatic one-year extensions after the initial term. In May 2001, the Company renewed the employment agreement with its Chairman and Chief Executive Officer for a new initial term of three years, with automatic one-year extensions after the initial term. As of June 30, 2002, the employment agreements commit the Company to annual salary compensation of $925,000. The agreements include provisions for severance payments upon termination under certain conditions.

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

NOTE 21 – SALE OF NXT

Pursuant to an Asset Purchase Agreement dated August 31, 2002 (the “Agreement”), we sold, for $5 million in cash, substantially all of the operating assets and operating obligations associated with our wholly-owned subsidiary, NXT to Paymentech, which subsequently transferred the NXT assets and obligations to its wholly-owned subsidiary Merchant-Link, LLC. Pursuant to a Transition Services Agreement we entered into on the same date with Merchant-Link, LLC, certain of the NXT assets will continue to be located in our Colorado facility and we will provide certain services for payment to Merchant-Link, LLC for a limited period of time. NXT provides data services and landline-based connectivity for credit-card transaction processing. The assets to be sold, at their book values, have been separately classified as “Assets held for sale” in the accompanying balance sheets at June 30, 2002 and 2001.

Subject to certain conditions in the Agreement, Paymentech is obligated under the Agreement to purchase goods or services from us or our affiliates over three (3) years in an amount aggregating at a minimum $3,472,500, with Paymentech obligated to pay us at least $1,000,000 during the first year, in installments of $83,333 per month, at least $1,150,000 during the second year, in installments of $95,833 per month, and at least $1,322,500 during the third year, in installments of $110,208 per month.

The results of operations of NXT are reported as discontinued operations for all periods presented. Revenues and loss from operations of NXT are as follows:

                                         Year Ended June 30,
                                        2002            2001
                                        ----            ----
Revenues                           $ 6,431,000     $ 2,900,000
Income (loss) from operations          321,000      (1,752,000)

Assets of NXT held for sale were as follows:

                                                 June 30,
                                           2002           2001
                                           ----           ----
Fixed assets                         $     68,000   $    265,000
Goodwill                                1,407,000      1,520,000
Identified intangibles                  4,520,000      6,293,000
                                       ----------     ----------
Carrying value of assets                5,995,000      8,078,000
Writedown of assets held for sale      (1,867,000)         --
                                       ----------     ----------
Assets held for sale                 $  4,128,000   $  8,078,000
                                       ==========     ==========

As a result of the NXT transaction, the Company recorded a loss from the sale of $1,867,000, with no tax benefit assumed, based on estimated net proceeds that will be received. This loss may be adjusted if additional costs are incurred or changes arise in the net carrying value of the net assets held for sale.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item will be included in our Proxy Statement for the 2002 Annual Meeting of the Shareholders under the caption “Directors and Executive Officers" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2002, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2002 Annual Meeting of the Shareholders under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2002, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2002 Annual Meeting of the Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2002, and is incorporated herein by reference. The information required by this Item with regard to Section 201(d) of Regulation S-B of the Act, “Securities Authorized for Issuance Under Equity Compensation Plans,” is included in Item 5 of Part II hereof.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in our Proxy Statement for the 2002 Annual Meeting of the Shareholders under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2002, and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number            Description of Exhibit

3.1	Certificate of Incorporation (15)

3.2	Certificate of Amendment to the Certificate of Incorporation (15)

3.3	Bylaws (13)

4.1	Specimen Common Stock Certificate (16)

4.2	1992 Stock Option Plan, as amended (3)

4.3	Form of Stock Option Agreement under 1992 Stock Option Plan (9)

4.4	2000 Stock Option Plan (including forms) (13)

4.5	Common Stock Purchase Warrant issued to Kenneth DeJohn on or about May 1, 1993 (1)

4.6	Form of Common Stock Purchase Warrant issued to John Liviakis and Robert Prag as of August 4, 1997 (5)

4.7	Common Stock Purchase Warrant dated March 12, 1998, issued to entrenet Group, LLC (5)

4.8	Agreement to Amend Stock Purchase Warrant effective April 1, 1998 with James Walters (6)

4.9	Form of Common Stock Purchase Warrants issued to Certain Holders of Series A Preferred Stock participating in the modifications to the terms of the Series A Preferred Stock (which was effective as of September 17, 1998) (7)

4.10	Form of Common Stock Purchase Warrant issued to Charles Burtzloff in conjunction with the $500,000 loan made to us as of November 1, 1998 (7)

4.11	Form of Unit Warrant (10)

4.12	Form of Subscription Agreement (10)

4.13	Form of Placement Agent Warrant (10)

4.14	Form of Peter J. Solomon Securities Company Limited Warrant (10)

4.15	Form of Bold Street, LLC Warrant (10)

4.16	Form of Warrant Amendment Agreement, dated as of September 7, 2000, by and between us and unit purchase warrant holders (11)

4.17	Common Stock Purchase Warrant issued to Dean M. Leavitt as of May 3, 1999 (8)

4.18	Form of Nonqualified Stock Option Certificate issued to Edwin M. Cooperman dated March 29, 2000 (12)

4.19	Form of Nonqualified Stock Option Certificate issued to Michael S. Falk dated March 29, 2000 (12)

4.20	Form of Nonqualified Stock Option Certificate issued to Barry A. Kaplan dated March 29, 2000 (12)

Exhibit
Number            Description of Exhibit

4.21	Form of Nonqualified Stock Option Certificate issued to Amy L. Newmark dated March 29, 2000 (12)

4.22	Form of Nonqualified Stock Option Certificate issued to Charles I. Leone dated February 15, 2000 (12)

4.23	Form of Common Stock Purchase Warrant (originally issued to Dean M. Leavitt as of May 3, 1999), as re-executed as of January 4, 2000 to reflect repricing authorized as of such date (12)

4.24	Form of Common Stock Purchase Warrant for 22,500 shares issued to RBB Bank dated January 20, 2000 (12)

4.25	Form of Common Stock Purchase Warrant for 15,000 shares issued to Lippert/Heilshorn & Associates, Inc. dated March 28, 2000 (12)

4.26	Form of Common Stock Purchase Warrant for 50,000 shares issued to Cornell Consulting International, Inc. dated March 28, 2000 (12)

4.27	Form of Common Stock Purchase Warrant for 25,000 shares issued to Cornell Consulting International, Inc. dated May 4, 2000 (12)

10.1	Form of Amended and Restated Employment Agreement between us and Dean M. Leavitt dated December 20, 2000 (17)

10.2	Indemnification Agreement between us and Dean M. Leavitt entered into as of May 3, 1999 (8)

10.3	Form of Amended and Restated Employment Agreement between us and Charles I. Leone dated September 7, 2000 (14)

10.4	Form of Employment Agreement between us and Rick J. DeVincenzo dated December 20, 2000 (17)

10.5	Form of Employment Agreement between us and Heidi R. Goff dated October 10, 2001 (18)

10.6	Form of Employment Agreement between us and Adi Raviv dated August 15, 2002 *

10.7	Form of lease agreement for the 20th floor at 750 Lexington Avenue dated May 22, 2000 (14)

10.8	Asset Purchase Agreement dated August 31, 2002 (Sale of NXT) (19)

_____________________________________
*	Filed herewith.

**	Confidential treatment for certain portions of this document were granted to us pursuant to Commission Rule 24b-2 promulgated under of the Securities Exchange Act of 1934 and/or Rule 406 promulgated under the Securities Act of 1933, as identified on the first page of the document, and at the specific item in the document for which such treatment has been requested. The omitted material was filed separately with the Commission pursuant to Rules 24b-2 and/or 406.

(1)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB/A (Amendment No. 2) for the Fiscal Year Ended June 30, 1997, filed on January 2, 1998.

(2)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB/A (Amendment No. 3) for the Fiscal Year Ended June 30, 1997, filed on February 25, 1998.

(3)	Incorporated by reference from the like-named exhibit filed as Exhibit C to our Definitive Revised Proxy Statement for the 1997 Annual Meeting of Stockholders held on February 6, 1998, filed on January 14, 1998.

(4)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of July 16, 1998, filed on July 31, 1998.

(5)	Incorporated by reference from the like-named exhibit filed with our Registration Statement on Form SB-2 (SEC File No. 333-52625) as of May 14, 1998.

(6)	Incorporated by reference from the like-named exhibit filed with Amendment No. 1 to our Registration Statement on Form SB-2 (SEC File No. 333-52625) as of July 16, 1998.

(7)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1998, filed on December 18, 1998.

(8)	Incorporated by reference from the like-named exhibit filed with our Registration Statement on Form SB-2 (SEC File No. 333-81897), filed on June 30, 1999.

(9)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1999, filed on October 14, 1999.

(10)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K/A Reporting an Event of March 28, 2000, filed on April 18, 2000.

(11)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of September 7, 2000, filed on September 19, 2000.

(12)	Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2000, filed on May 15, 2000.

(13)	Incorporated by reference from the like-named exhibit filed with our Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders held on September 7, 2000, filed on August 9, 2000.

(14)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 2000, filed on September 28, 2000.

(15)	Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2000, filed on November 14, 2000.

(16)	Incorporated by reference from the like-named exhibit filed with our Registration Statement on Form S-8, filed on December 8, 2000.

(17)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 2001, filed on September 28, 2001.

(18)	Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2001, filed on February 14, 2002.

(19)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of August 31, 2002, filed on September 5, 2002.

(b) Reports on Form 8-K

On June 28, 2002, we filed a current report on Form 8-K reporting an Item 5 event (Pepsi Order, Management Change).

SIGNATURES

        In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 30, 2002                                                                          U.S. WIRELESS DATA, INC.

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

Signatures                            Title                                      Date
----------                            -----                                      ----

/s/ Dean M. Leavitt
----------------------------------
Dean M. Leavitt                       Chief Executive Officer and Chairman       September 30, 2002
                                      of the Board of the Company
                                      (Principal Executive Officer)
/s/ Adi Raviv
----------------------------------
Adi Raviv                             Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)              September 30, 2002

/s/ Edwin M. Cooperman
----------------------------------
Edwin M. Cooperman                    Director                                   September 30, 2002

/s/ Barry A. Kaplan
----------------------------------
Barry A. Kaplan                       Director                                   September 30, 2002

/s/ Amy L. Newmark
----------------------------------
Amy L. Newmark                        Director                                   September 30, 2002

/s/ Lee Provow
----------------------------------
Lee Provow                            Director                                   September 30, 2002

/s/ Chester N. Winter
----------------------------------
Chester N. Winter                     Director                                   September 30, 2002

CERTIFICATIONS

I, Dean M. Leavitt, certify that:

1. I have reviewed this annual report on Form 10-KSB of U.S. Wireless Data, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

/s/ Dean M. Leavitt
Dean M. Leavitt
Chief Executive Officer and
     Chairman of the Board of the Company
     (Principal Executive Officer)

CERTIFICATIONS

I, Adi Raviv, certify that:

1. I have reviewed this annual report on Form 10-KSB of U.S. Wireless Data, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

/s/ Adi Raviv
Adi Raviv
Executive Vice President and
     Chief Financial Officer