Form 10QSB
period 2002-09-30
U S WIRELESS DATA INC
filed 2002-11-14
CIK 895716

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

                           [X]    Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act
                                     of 1934 for the quarterly period ended September 30, 2002

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X]     No [  ]

As of November 11, 2002, there were outstanding 15,095,537 shares of the Registrant’s Common Stock ($0.01 par value per share).

Transitional Small Business Disclosure Format. Yes [  ]     No [X]

U.S. WIRELESS DATA, INC.
TABLE OF CONTENTS

Part I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                                 Page
                                                                              ----
         Consolidated Balance Sheets as of
                September 30, 2002 and June 30, 2002.........................   3

         Consolidated Statements of Operations for the three months
                ended September 30, 2002 and 2001............................   4

         Consolidated Statements of Stockholders' Equity for the year ended June 30, 2002 and the three
                months ended September 30, 2002..............................   5

         Consolidated Statements of Cash Flows for the three months ended
                September 30, 2002 and 2001..................................   6

         Notes to Consolidated Financial Statements..........................   7-15

ITEM 2.  Management's Discussion and Analysis................................   16-31

ITEM 3.  Controls and Procedures.............................................   31

Part II — OTHER INFORMATION

ITEM 1.  Legal Proceedings...................................................   32
ITEM 2.  Changes in Securities and Use of Proceeds...........................   32
ITEM 3.  Defaults Upon Senior Securities.....................................   32
ITEM 4.  Submission of Matters to a Vote of Security Holders.................   32
ITEM 5.  Other Information...................................................   32
ITEM 6.  Exhibits and Reports on Form 8-K....................................   32

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED BALANCE SHEETS

                                                                             September 30,       June 30,
                                                                                 2002              2002
                                                                             ------------        --------
                                                                              (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents ..........................................   $   6,008,000    $   2,862,000
     Accounts receivable, net of allowance for
        doubtful accounts of $289,000 and $293,000
        at September 30 and June 30, 2002, respectively .................         809,000        1,360,000
     Inventory, net .....................................................         788,000          800,000
     Notes receivable ...................................................          41,000             --
     Other current assets ...............................................         293,000          357,000
     Assets held for sale ...............................................            --          4,128,000
                                                                            -------------    -------------
                Total current assets ....................................       7,939,000        9,507,000

Property and equipment, net .............................................       2,014,000        2,195,000
Restricted cash .........................................................       1,131,000        1,167,000
Intangible assets, net ..................................................         993,000        1,059,000
Other assets ............................................................          36,000           35,000
                                                                            -------------    -------------
                Total assets ............................................   $  12,113,000    $  13,963,000
                                                                            =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...................................................   $   1,928,000    $   1,880,000
     Accrued liabilities ................................................         586,000          961,000
     Other current liabilities ..........................................         374,000          299,000
     Accrued restructuring expense, current portion .....................         162,000          262,000
     Obligation under capital lease, current portion ....................         726,000          785,000
     Purchase price payable, current portion ............................         488,000          477,000
                                                                            -------------    -------------
                Total current liabilities ...............................       4,264,000        4,664,000

Deferred rent expense ...................................................         185,000          181,000
Accrued restructuring expense, less current portion .....................         656,000          687,000
Other liabilities .......................................................         140,000           47,000
Obligation under capital lease, less current portion ....................         123,000          287,000
                                                                            -------------    -------------
                Total liabilities .......................................       5,368,000        5,866,000
                                                                            -------------    -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, 25,000,000 shares authorized:
       Series C convertible, at $.01 par value, liquidation value
           $10.00 per share, aggregating $37,852,000 and $39,413,000
           at September 30 and June 30, 2002, respectively; 8,450,000 shares authorized, 3,785,200 and 3,941,325 issued and
           outstanding at September 30 and June 30, 2002, respectively ..          38,000           39,000
   Common stock, 200,000,000 shares authorized at $.01 par value;
       15,074,705 and 14,813,927 shares issued and outstanding at
       September 30 and June 30, 2002, respectively .....................         151,000          149,000
   Additional paid-in capital ...........................................     143,028,000      142,927,000
   Unearned compensation ................................................        (654,000)        (963,000)
   Accumulated deficit ..................................................    (135,818,000)    (134,055,000)
                                                                            -------------    -------------
                Total stockholders' equity ..............................       6,745,000        8,097,000
                                                                            -------------    -------------
                Total liabilities and stockholders'
                equity ..................................................   $  12,113,000    $  13,963,000
                                                                            =============    =============

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                         For the three months ended
                                                                September 30,
                                                           2002            2001
                                                      ------------    ------------
Revenues
  Service revenues
    Activation fees ...............................   $    105,000    $     70,000
    Monthly fees ..................................        526,000         290,000
    Transaction fees ..............................         57,000          30,000
    Other fees ....................................         29,000           2,000
                                                      ------------    ------------
       Total service revenues .....................        717,000         392,000
  Product sales ...................................         66,000         330,000
                                                      ------------    ------------
       Total revenues .............................        783,000         722,000
                                                      ------------    ------------
Cost of revenues
  Services ........................................        322,000         167,000
  Product sales ...................................         61,000         228,000
                                                      ------------    ------------
       Total cost of revenues .....................        383,000         395,000
                                                      ------------    ------------
Gross profit ......................................        400,000         327,000
                                                      ------------    ------------
Operating expenses
  Selling, general and administrative
    (Exclusive of non-cash compensation) ..........      1,861,000       2,665,000
  Non-cash compensation ...........................        281,000         372,000
                                                      ------------    ------------
       Total selling, general and administrative ..      2,142,000       3,037,000

  Depreciation and amortization ...................        269,000         716,000
  Research and development ........................        159,000         309,000
  Restructuring expense ...........................           --           625,000
                                                      ------------    ------------
       Total operating expenses ...................      2,570,000       4,687,000
                                                      ------------    ------------

Loss from operations ..............................     (2,170,000)     (4,360,000)

Interest income ...................................         13,000         150,000
Interest expense ..................................        (60,000)        (90,000)
Other income (expense), net .......................        (57,000)         61,000
                                                      ------------    ------------
       Loss from continuing operations ............     (2,274,000)     (4,239,000)
                                                      ------------    ------------
Discontinued operations:
  Income (loss) from discontinued operations ......        371,000        (318,000)
  Gain on sale of discontinued operations .........        140,000            --
                                                      ------------    ------------
       Net income (loss) from
        discontinued operations ...................        511,000        (318,000)
                                                      ------------    ------------
Net loss ..........................................   $ (1,763,000)   $ (4,557,000)
                                                      ============    ============
Basic and diluted net loss per share:
     Loss from continuing operations ..............   $      (0.15)   $      (0.36)
     Income (loss) from discontinued operations ...   $       0.03    $      (0.02)
                                                      ------------    ------------
       Net loss per share .........................   $      (0.12)   $      (0.38)
                                                      ============    ============

Weighted average common shares
  outstanding, basic and diluted ..................     14,971,000      11,853,000
                                                      ============    ============

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED JUNE 30, 2002 AND THE THREE MONTHS ENDED SEPTEMBER 30, 2002
(Unaudited)

                                             Series C
                                          Preferred Stock                  Common Stock
                                      -----------------------          ----------------------
                                      Shares           Amount          Shares           Amount
                                      -----            ------          ------           ------

BALANCE AT JUNE 30, 2001 ....       5,514,475    $      55,000       11,478,419   $     115,000

Exercise of stock options ...            --               --            214,444           2,000
Non-cash compensation .......            --               --             30,571           1,000
Amortization of
 non-cash compensation ......            --               --               --              --
Cancellation of options
 issued to Board member .....            --               --               --              --
Issuance of options to
 investment banker ..........            --               --               --              --
Issuance of contingent
 consideration to Cellgate ..            --               --            468,750           5,000
Conversion of Series
 C preferred stock ..........      (1,573,150)         (16,000)       2,621,743          26,000
Net loss ....................            --               --               --              --
                                -------------    -------------    -------------   -------------
BALANCE AT JUNE 30, 2002 ....       3,941,325    $      39,000       14,813,927   $     149,000

Amortization of
 non-cash compensation ......            --               --               --              --
Amortization of options
 in lieu of cash ............            --               --               --              --
Issuance of options
 to investment banker .......            --               --               --              --
Issuance of options
 for sale of NXT ............            --               --               --              --
Issuance of options
 for investor ...............            --
 relations services .........            --               --               --              --
Conversion of Series
 C preferred stock ..........        (156,125)          (1,000)         260,778           2,000
Net loss ....................            --               --               --              --
                                -------------    -------------    -------------   -------------
BALANCE AT SEPTEMBER 30, 2002       3,785,200    $      38,000       15,074,705   $     151,000
                                =============    =============    =============   =============

                                   Additional                                           Total
                                    Paid in          Unearned        Accumulated     Stockholders'
                                    Capital        Compensation        Deficit          Equity
                                  -----------      ------------     -----------     -------------

BALANCE AT JUNE 30, 2001 ....   $ 142,873,000    $  (2,639,000)   $(108,503,000)   $  31,901,000

Exercise of stock options ...         404,000             --               --            406,000
Non-cash compensation .......         266,000             --               --            267,000
Amortization of
 non-cash compensation ......            --          1,075,000             --          1,075,000
Cancellation of options
 issued to Board member .....        (750,000)         750,000             --               --
Issuance of options to
 investment banker ..........         149,000         (149,000)            --               --
Issuance of contingent
 consideration to Cellgate ..          (5,000)            --               --               --
Conversion of Series
 C preferred stock ..........         (10,000)            --               --               --
Net loss ....................            --               --        (25,552,000)     (25,552,000)
                                -------------    -------------    -------------    -------------
BALANCE AT JUNE 30, 2002 ....   $ 142,927,000    $    (963,000)   $(134,055,000)   $   8,097,000

Amortization of
 non-cash compensation ......            --            281,000             --            281,000
Amortization of options
 in lieu of cash ............            --             78,000             --             78,000
Issuance of options
 to investment banker .......          21,000          (21,000)            --               --
Issuance of options
 for sale of NXT ............          52,000             --               --             52,000
Issuance of options
 for investor ...............
 relations services .........          29,000          (29,000)            --               --
Conversion of Series
 C preferred stock ..........          (1,000)            --               --               --
Net loss ....................            --               --         (1,763,000)      (1,763,000)
                                -------------    -------------    -------------    -------------
BALANCE AT SEPTEMBER 30, 2002   $ 143,028,000    $    (654,000)   $(135,818,000)   $   6,745,000
                                =============    =============    =============    =============

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                          For the three months ended
                                                                                  September 30,
                                                                             2002            2001
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ............................................................   $ (1,763,000)   $ (4,557,000)
 Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization .................................        269,000         716,000
       Depreciation and amortization from discontinued operations ....           --           159,000
       Loss on sale of discontinued operations .......................        140,000            --
       Bad debt expense ..............................................         14,000          35,000
       Deferred rent .................................................          4,000          10,000
       Non-cash compensation .........................................        281,000         372,000
       Changes in assets and liabilities:
             Accounts receivable .....................................        537,000          49,000
             Inventory ...............................................         12,000         (45,000)
             Notes receivable ........................................        (41,000)         (1,000)
             Other current assets ....................................         64,000         (14,000)
             Other assets ............................................         (1,000)           --
             Accounts payable ........................................         48,000        (473,000)
             Accrued liabilities .....................................       (516,000)        (26,000)
             Other current liabilities ...............................         75,000         (77,000)
             Other liabilities .......................................         93,000            --
             Accrued restructuring expense ...........................       (131,000)        487,000
                                                                         ------------    ------------
                Net cash used in operating activities ................       (915,000)     (3,365,000)
                                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment ............................        (22,000)       (100,000)
       Decrease (increase)  in restricted cash .......................         36,000          (3,000)
       Net payment for purchase acquisition, net of cash acquired ....         12,000         (52,000)
                                                                         ------------    ------------
                Net cash provided by (used in) investing activities ..         26,000        (155,000)
                                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from the sale of NXT .................................      5,000,000            --
       Payments of expenses for sale of NXT ..........................       (820,000)           --
       Issuance of options in lieu of cash ...........................         78,000            --
       Payments of obligations under capital lease ...................       (223,000)       (184,000)
                                                                         ------------    ------------
                Net cash provided by (used in) financing activities ..      4,035,000        (184,000)
                                                                         ------------    ------------
Net increase (decrease) in cash ......................................      3,146,000      (3,704,000)
Cash and cash equivalents, beginning of period .......................      2,862,000      18,205,000
                                                                         ------------    ------------
Cash and cash equivalents, end of period .............................   $  6,008,000    $ 14,501,000
                                                                         ============    ============

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - THE COMPANY

U.S. Wireless Data, Inc. (“USWD” or the “Company”) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. U.S. Wireless Data, Inc. is the premier provider of wireless transaction delivery and gateway services to the payments processing industry. The Company provides credit card processors, merchant acquirers, banks, automated teller machine (“ATM”) distributors and their respective sales organizations with turnkey wireless and other transaction management services. The Company also provides those entities with proprietary wireless enabling products designed to allow for card acceptance where such acceptance has heretofore been too expensive or technologically unfeasible or to displace conventional telephone lines. These services and products may be utilized by conventional card accepting retailers as well as emerging card accepting market segments such as vending machines, quick service restaurants (fast foods), taxis and limousines, in-home service providers or door-to-door sales, contractors, delivery services, sporting events, and outdoor markets. Our services and products may also be used for gathering telemetric information from remote equipment such as vending machines.

Note 2 – BASIS OF CONSOLIDATION AND ASSET SALE OF SUBSIDIARY

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary UNS Corporation, formerly known as NXT Corporation (“NXT”) prior to the sale of NXT’s assets as described below. All intercompany accounts and transactions have been eliminated in consolidation.

Effective as of the close of business on August 31, 2002, the Company sold, for $5 million in cash, substantially all of the operating assets and operating obligations associated with our wholly owned subsidiary, NXT, to Paymentech, L.P. (“Paymentech”). NXT provides data services and landline-based connectivity for credit-card transaction processing. We have classified NXT as a discontinued operation, and have eliminated NXT from the discussion that follows except as indicated.

Note 3 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of U.S. Wireless Data, Inc. and its subsidiary. The accompanying financial statements included herein have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the consolidated financial statements. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. Certain amounts in the financial statements have been reclassified from prior period presentations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report for the year ended June 30, 2002 on Form 10-KSB.

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

Note 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. As a result of the write-off of all goodwill during the year ended June 30, 2002, the adoption of SFAS No. 142 did not have an impact on the Company. The remaining intangibles at June 30, 2002 shall be subject to the impairment provisions of SFAS No. 144. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to the fourth quarter of fiscal year 2002 in the Company’s Consolidated Statement of Operations do not reflect the effect of SFAS No. 142, and accordingly, the three months ended September 30, 2001 included amortization expense relating to goodwill of $118,000. Excluding goodwill amortization, the pro forma net loss for the three months ended September 30, 2001, was $4.44 million or $0.37 per share.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001.

The Company adopted the impairment provisions of SFAS No. 144 in the first quarter of the fiscal year ending June 30, 2003, however, the Company adopted the provisions relating to discontinued operations during the fourth quarter of the fiscal year ended June 30, 2002 relating to the sale of NXT. The adoption of the impairment provisions did not have an impact on the Company’s financial condition or results of operations.

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

Note 5 – INVENTORY

                                  September 30,  June 30,
                                      2002         2002
                                  ------------   -------
  Inventory consists of:
    Finished goods                 $ 530,000    $ 210,000
    Raw material                      65,000       43,000
    Work in process                  193,000      547,000
                                   ---------    ---------
                                   $ 788,000    $ 800,000
                                   =========    =========

The Company has recorded inventory at the lower of cost or market.

Note 6 – INTANGIBLE ASSETS

All of USWD’s acquired intangible assets are subject to amortization. There were no material acquisitions of intangible assets during the three months ended September 30, 2002 or fiscal year 2002. Amortization expense related to intangible assets was $66,000 and $520,000 for the three months ended September 30, 2002 and 2001, respectively.

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

The net carrying amount of $5,927,000 as of June 30, 2002 of goodwill and other intangibles relating to the NXT acquisition was reclassified to assets held for sale. Since the net proceeds from the sale of NXT did not exceed the carrying value of the related net assets, a loss on the carrying value of such assets has been recorded as of June 30, 2002 (see Note 13).

The components of intangible assets are as follows:

Intangibles related to the acquisition of Cellgate:

                        September 30, 2002                             June 30, 2002
              --------------------------------------   --------------------------------------------------
              Gross Carrying                   Net      Gross                                       Net
               Amount Net of  Accumulated   Carrying   Carrying     Accumulated     Write-off    Carrying
                 Write-off    Amortization    Amount    Amount      Amortization      Amount       Amount
              --------------  ------------  --------   --------     ------------    ----------   --------
Intellectual   $ 2,444,000    $(1,480,000) $ 964,000 $ 6,000,000    $(1,416,000)   $(3,556,000)  $1,028,000
 property
Acquired
 workforce         135,000       (106,000)    29,000     250,000       (104,000)      (115,000)      31,000
Goodwill           406,000       (406,000)      --     2,436,000       (406,000)    (2,030,000)        --
               -----------    -----------  --------- -----------    -----------    -----------   ----------
Total          $ 2,985,000    $(1,992,000) $ 993,000 $ 8,686,000    $(1,926,000)   $(5,701,000)  $1,059,000
               ===========    ===========  ========= ===========    ===========    ===========   ==========

Intangibles related to the acquisition of NXT have all been reclassified to “Assets held for sale” as of June 30, 2002 as a result of the sale of NXT.

Note 7 – ACCRUED RESTRUCTURING EXPENSE

Provided below is an analysis of the changes in the restructuring accrual for the period indicated:

Balance at June 30, 2002                        $ 949,000
Charges against accrual (Bethesda rent
  payments, severance and benefit payments)      (131,000)
                                                ---------
Balance at September 30, 2002                     818,000
Less current portion                             (162,000)
                                                ---------
Balance at September 30, 2002, excluding
  current portion                               $ 656,000
                                                =========

The balance of the restructuring charge accrual will be paid over the remaining lease term of our former Bethesda office which expires July 2009.

Note 8 - ACCRUED LIABILITIES

                                          September 30,    June 30,
                                             2002            2002
                                          ------------    ---------
Accrued liabilities consists of:
  Accrued compensation                    $ 107,000      $ 588,000
  Accrued professional fees                 112,000         20,000
  Accrued  expenses  relating  to sale
    of NXT                                   90,000           --
  Accrued state and other taxes             119,000           --
  Accrued vendor obligation                   --           187,000
  Other                                     158,000        166,000
                                          ---------      ---------
                                          $ 586,000      $ 961,000
                                          =========      =========

Note 9 - OTHER LIABILITIES

Other current liabilities at September 30, 2002, consists of deferred revenue in the amount of $374,000. Other current liabilities at June 30, 2002, consisted of deferred revenue in the amount of $299,000.

Other liabilities at September 30, 2002, consist of a $65,000 deposit due to the sub-lessor of our former office space in Bethesda, MD and $75,000 due August 31, 2004 to our investment banker as part of the sale of NXT. Other liabilities at June 30, 2002, consist of a $47,000 deposit due to the sub-lessor of our former office space in Bethesda, MD

Note 10 - STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2002, 156,125 shares of Series C preferred stock were converted into 260,788 shares of common stock, in accordance with the Series C preferred stock documents.

During the three months ended September 30, 2002, 569,046 stock options were granted to employees with exercise prices equal to the fair market value of the Company’s common stock at the date of grant.

On July 16, 2002, 50,000 stock options were granted to an investment banking firm for services to be performed. These options were valued at $21,000 and are being amortized to expense over the six-month contract period ending January 16, 2003. In determining the fair value of the options issued, the Company used the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, volatility of 123%, expected life of two years and an average risk free rate of 2.1%.

On August 30, 2002, 50,000 stock options were granted to an investment banking firm pursuant to their service agreement. These options were recorded as an expense of $27,000 in relation to the sale of NXT. Also in relation to the sale of NXT, 100,000 options were granted to a vendor as consideration for their consent of assignment and modifications of their service agreement. These options were valued at $25,000 and charged against the expense of the NXT sale. In determining the fair value of the options issued, the Company used the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, volatility of 123%, expected life of two years and an average risk free rate of 2.1%.

On October 16, 2002, 65,000 stock options were granted to our investor relations firm for services to be performed from July 1, 2002 through June 30, 2003. These options were valued at $29,000 and are being amortized to expense over the period of the contract. In determining the fair value of the options issued, the Company used the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, volatility of 123%, expected life of two years and an average risk free rate of 2.1%.

For the three months ended September 30, 2002, $359,000 was charged to compensation expense relating to options issued to three board members granted on March 29, 2000.

Note 11 - NET LOSS PER SHARE

Earnings (loss) per common share (EPS) is computed using SFAS No. 128, “Earnings per Share.” SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. During fiscal years 2003 and 2002, such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options, warrants and conversions could potentially dilute earnings per share in the future.

The following table reconciles the number of shares of common stock outstanding to the maximum diluted shares of common stock as of September 30 and June 30, 2002.

CONSOLIDATED COMMON STOCK EQUIVALENTS

                                                        September 30,    June 30,
                                                            2002           2002
                                                        ------------     --------

Common shares outstanding                                 15,075,000   14,814,000
Series C Preferred Stock outstanding
   in common stock equivalents                             6,309,000    6,569,000
                                                          ----------   ----------
                                                          21,384,000   21,383,000
                                                          ----------   ----------
Warrants
      Outstanding related to the Private Placement
         Investor warrants                                 2,328,000    2,328,000
         Agent warrants                                    2,328,000    2,328,000
         Agent warrants                                      582,000      582,000
         Investment company warrants                         466,000      466,000
         Investment company warrants                         116,000      116,000
      Various outstanding                                    325,000      325,000
      Executive                                            1,344,000    1,344,000
                                                          ----------   ----------
                   Total warrants                          7,489,000    7,489,000
                                                          ----------   ----------

Options
      Outstanding, 1992 Option Plan                          415,000      213,000
      Outstanding, 2000 Option Plan                        3,420,000    3,281,000
      Outstanding, Non-Plan                                  346,000      338,000
                                                          ----------   ----------
                   Total options                           4,181,000    3,832,000
                                                          ----------   ----------

                                                          ----------   ----------
Common stock contingently issuable for acquisitions        2,242,000    2,242,000
                                                          ----------   ----------

                   Total shares outstanding or issuable   35,296,000   34,946,000
                                                          ==========   ==========

Note 12 – COMMITMENTS AND CONTINGENCIES

The Company has entered into leases for facilities. Future minimum lease payments under non-cancelable operating leases and the present value of future minimum lease payments as of September 30, 2002, are as follows:

                                   Facility    Less Subleased
                                    Leases       Facilities       Net
                                   --------    --------------     ---
For fiscal year ending June 30:
2003                              $  971,000    $  368,000    $  603,000
2004                               1,280,000       534,000       746,000
2005                               1,306,000       556,000       750,000
2006                               1,380,000       578,000       802,000
2007                               1,401,000       601,000       800,000
Thereafter                         3,546,000     1,331,000     2,215,000
                                  ----------    ----------    ----------
Total minimum payments required   $9,884,000    $3,968,000    $5,916,000
                                  ==========    ==========    ==========

In accordance with the NXT acquisition agreement, under certain circumstances, depending on the price of the Company’s Common Stock, a maximum in cash, discounted by 10% to the present value, of $455,000 from $500,000 and approximately 2,242,000 shares of the Company’s Common Stock, valued at $4,203,000 may be issued on December 22, 2002: if the Daily Average Price (as defined in the Asset Purchase Agreement dated December 13, 2000) of USWD Common Stock for the twenty (20) consecutive trading days ending with the trading day immediately preceding December 21, 2002 is less than $18.40 per share (as adjusted for any stock splits, stock dividends or similar events). Such additional consideration shall be an amount equal to: (i) the number of the original 1,125,000 shares which have not previously been sold or transferred, subject to certain exceptions, multiplied by (ii) the amount, if any, not to exceed $12.40, by which such Daily Average Price is less than $18.40. Such additional consideration shall be paid to the NXT shareholders in cash, to the extent of 10% of the amount of the additional consideration to be paid by USWD, provided that the aggregate amount of cash paid will not exceed $500,000. Any balance of consideration due shall be paid in shares of USWD Common Stock having value equal to the Daily Average Price, provided however, that for such purposes, in no event shall the value ascribed to USWD Common Stock be lower than $6.00 per share.

Note 13 – SALE OF NXT

Pursuant to an Asset Purchase Agreement dated August 31, 2002 (the “Agreement”), the Company sold, for $5 million in cash, substantially all of the operating assets and operating obligations associated with its wholly-owned subsidiary, NXT to Paymentech, which subsequently transferred the NXT assets and obligations to its wholly-owned subsidiary Merchant-Link, LLC. Pursuant to a Transition Services Agreement the Company entered into on the same date with Merchant-Link, LLC, for a limited period of time the Company expects to receive approximately $30,000 per month for continuing to house certain NXT assets located in the Company’s facilities and for providing certain services. NXT provides data services and landline-based connectivity for credit-card transaction processing. The assets to be sold, at their book values, have been separately classified as “Assets held for sale” in the accompanying balance sheet at June 30, 2002.

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

The results of operations of NXT are reported as discontinued operations for all periods presented. Revenues and loss from operations of NXT are as follows:

                                 Three Months ended September 30,
                                      2002(a)            2001
                                      ------             ----
Revenues                          $ 1,224,000        $ 1,529,000
Income (loss) from operations         371,000           (318,000)

(a)      Includes results through August 31, 2002.

As a result of the NXT transaction, the Company recorded an additional gain on sale of discontinued operations of $140,000 for the three months ended September 30, 2002 due to the reversal of an accrued vendor obligation that was waived as a result of the sale of NXT, partially offset by additional transaction costs of $47,000.

Note 14 – SUBSEQUENT EVENTS

On October 24, 2002, the Company’s management and Board instituted a cost reduction plan to be effective November 1, 2002, which was comprised of salary and headcount reductions, increased employee contributions for medical care benefits, and effective January 1, 2003, elimination of the automatic matching on employee 401(K) contributions by the Company. As additional compensation to offset the reduction of salaries, the Company issued 884,886 options to employees at the fair market value on the date of grant. These options vest over one year in monthly installments on the 24th of each month and have a term of ten years. In addition, the Company issued 164,000 options to an advisor in lieu of an $82,000 cash obligation. The options were issued at the market price on the date of grant, vest immediately and have a five-year term.

On October 24, 2002, the Company entered into an amendment to the capital lease agreement relating to certain inventory. According to the terms of the amendment, the Company paid the lessor $410,000 on October 25, 2002 to buy out the first five of eleven leases. The lease schedules for the remaining units were adjusted to extend the payments until April 25, 2005. The total future payments for the remaining lease schedules are $640,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

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

OVERVIEW

U.S. Wireless Data, Inc. (“USWD” or the “Company”) is the premier provider of wireless transaction delivery and gateway services to the payments processing industry. We provide credit card processors, merchant acquirers, banks, automatic teller machine (“ATM”) distributors and their respective sales organizations with turnkey wireless and other transaction management services. We also provide those entities with proprietary wireless enabling products designed to allow for card acceptance where such acceptance has heretofore been too expensive or technologically unfeasible or to displace conventional telephone lines. These services and products may be utilized by conventional card accepting retailers as well as emerging card accepting market segments such as vending machines, quick service restaurants (fast foods), taxis and limousines, in-home service providers or door-to-door sales, contractors, delivery services, sporting events, and outdoor markets. Our services and products may also be used for gathering telemetric information from remote equipment such as vending machines.

We connect merchants to credit card or other processors using wireless technologies. We make it easy for the credit and debit card industries to deploy wireless solutions through a single source, our Synapse platform. We aggregate wireless network services, offering ubiquitous wireless coverage, and provide a single point of terminal management, customer support and transaction reporting. For strategically selected markets, we develop and deploy proprietary wireless hardware products designed to enable card acceptance at points-of-sale or nonconventional points-of-sale with card acceptance (such as vending machines and taximeters). All of our efforts are aimed at providing the transaction processing industry with the speed, mobility, and cost savings of wireless and the ability to provide card acceptance to new market segments.

We have contracts with over 210 resellers, including eight of the top 10 merchant acquirers according to The Nilson Report. Our clients process the majority of all point-of-sale (“POS”) transaction activity in the United States and include: Bank of America, BuyPass, Cardservice International, CardSystems, Concord EFS, First Data Merchant Services, First Horizon, Global Payments, Lynk Systems, MSI, National Processing Company, Paymentech, Vital, and many others.

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

SERVICES AND PRODUCTS

We derive revenue primarily from two sources: service revenues and product sales. Service revenues are generated from our Synapse Service. Most U.S. Wireless Data services are designed to be device-independent and serve multiple platforms. Our clients are therefore generally able to support a variety of protocols, products and services. Revenue from product (equipment) sales are primarily derived from the sale of our proprietary Synapse Enabler and Synapse Adapter products, and, since these products must send transactions through our Synapse Service, sales of these products typically generate Synapse Service revenues. The following provides more details on our service and product offerings:

SynapseSM Wireless Services

For mobile merchants or merchants conducting business in temporary locations, wireless POS systems are an obvious solution, enabling card acceptance and delivering increased profits and greater customer satisfaction. We believe we are at the forefront of this payments revolution, providing certification of wireless credit card terminals from third-party manufacturers such as Linkpoint, Lipman, Thales, Ingenico, and others, to the Synapse host platform, which acts as a neutral gateway to payment processors such as Concord, First Data Merchant Services, Global Payments, Lynk, NPC, Paymentech, and Vital. This proprietary service allows credit card processing for taxis and limousines, in-home service providers or door-to-door sales, contractors, delivery services, vending machines, sporting events, and outdoor markets. Our service is wireless carrier agnostic, providing a broad selection of wireless data networks including Motient’s DataTac network, AT&T Wireless’ & Verizon’s CDPD networks, and Cingular’s Mobitex network. Businesses with locations throughout the United States can implement a wireless POS strategy using multiple networks and terminals to ensure optimal coverage.

Synapse EnablerTMfor POS

The Synapse Enabler is a proprietary device that we developed for the purpose of converting non-wireless devices to a wireless medium. The Synapse Enabler is designed to interface with devices, such as vending machines, taximeters, and utility meters, using a serial port connection. In addition, many dial-up POS terminals have spare serial ports and the Synapse Enabler can interface with such devices, thus wirelessly enabling them. Our Synapse Enabler™ with T8 Hub can convert as many as eight POS terminals to a single wireless connection, making it an ideal solution for multi-lane environments such as quick service restaurants (fast foods) that require fast-as-cash card acceptance.

Synapse EnablerTMfor Vending

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

Synapse EnablerTMfor Transportation

We have also integrated our Synapse Enabler solution into taximeters from Pulsar and Centrodyne, the two leading manufacturers of taximeters in North America. The new wireless solution, called the CardMeter™ Wireless Taximeter, is currently in use by taxi fleets in Salt Lake City, Utah; Providence, Rhode Island; and Cincinnati, Ohio. The CardMeter solution offers fleets the opportunity to accept cards and get real-time authorizations in their taxicabs, which is fast, convenient, and safer because drivers carry less cash.

Synapse Wireless Payment Acceptance on Phones, Pagers and Other PDA Devices

The market for card payments will likely become larger with the emergence of new payment devices based on mobile phone, pager, and other devices such as personal planners and organizers. We intend to offer such solutions based on products from Creditel (cellular phones) and Comstar (pagers).

Synapse AdapterTMfor POS or ATMs

The Synapse Adapter™ is a proprietary device utilizing patented dial tone emulation technology licensed from AT&T Wireless Services to provide our clients with a seamless "plug and play" solution for the conversion of most conventional dial-up POS terminals to a high speed, lower cost, wirelessly enabled device.

The Synapse Adapter also makes it easy for the operators of dial-up ATMs to utilize wireless technology. Typically, dial-up ATMs are placed in “off premise” locations such as convenience stores, supermarkets, and shopping malls. To install a dial-up ATM, a phone line must be ordered from the local phone company and, after waiting days or weeks, the line is installed. With the Synapse Adapter, dial-up ATMs can be placed immediately, without the wait or cost of installing a new phone line. Once installed using the Synapse Adapter, the ATM can be relocated quickly and easily. Additionally, based on the monthly cost of a phone line, the Synapse Adapter offers the opportunity to reduce operating costs.

Other Services

We may also provide merchants and their processing companies with customized solutions, including application development or other services.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

Resellers

As of September 30, 2002, we had over 230 resellers under contract to sell our products and services as compared to 180 as of September 30, 2001. As of September 30, 2002, more than 120 of these resellers were actively engaged in the sale of one or more of our products or services and had registered over 13,400 merchants on Synapse.

Active Sites

Active wireless sites (i.e., the number of activated terminals or other devices that can process transactions through our hosts) have grown to over 15,400 as of September 30, 2002, an increase of over 7,900 or 105% from the same date of the prior year.

Transactions

Wireless transactions processed for the three months ended September 30, 2002, were approximately 1,741,000, an increase of over 746,000 or 75% from the same period of the prior fiscal year. This increase was due to the growth in active wireless sites and their respective transactions.

Product Sales in Units

Product sales in units for the three months ended September 30, 2002 were 127, a decrease of 1,011 units or 89% from the same period of the prior fiscal year. The decrease was attributed to the lack of sales for the Synapse Adapter. Our Synapse Adapter generally provides for the conversion of certain conventional dial-up POS terminals and dial-up ATMs to high speed, low cost wirelessly enabled devices. Product sales in units also reflect sales of our Synapse Enabler. Our Synapse Enabler was developed to convert POS terminals or non-wireless devices to accept credit cards wirelessly, including vending machines, taximeters, and other integrated devices. Sales of the Synapse Enabler increased by 70 units to 71 units.

REVENUE

We derive revenue primarily from two sources: service revenues and product sales. Service revenues consist of: (a) one-time, non-refundable service activation fees; (b) monthly minimum subscription fees for the availability of service; (c) fees for transactions delivered on wireless or other methods through our hosts; and (d) other fees, including administration and other fees for certain wireless services and certain charges for telecommunications connections between us and a party. Service revenues are generated from our Synapse service. Most U.S. Wireless Data services are designed to be device-independent and serve multiple platforms. Our clients are therefore generally able to support a variety of protocols, products and services. Product sales are primarily derived from the sale of our proprietary Synapse Enabler and Synapse Adapter products.

Total Revenues

Total revenues were $783,000 for the three months ended September 30, 2002, as compared to $722,000 for the same period in the prior fiscal year. This improvement from the prior year represents an 8% increase and was attributed to the higher recurring service revenues from the growth in the number of active sites and partially offset by the decrease in equipment revenue. Revenues are discussed in more detail below.

The following table sets forth, for the periods indicated, certain financial data as percentages of our total revenues:

                                       For the three months ended
                                              September 30,
                                         2002              2001
                                         ----              ----
Revenues
   Activation fees                      13%                10%
   Monthly fees                         67%                40%
   Transaction fees                      7%                 4%
   Other fees                            4%                 0%
                                       ----              ----
      Total service revenues            92%                54%
      Product sales                      8%                46%
                                       ----              ----
Total revenues                          100%              100%
                                       ====              ====

Service Revenues

Revenue from services for the three months ended September 30, 2002 increased to $717,000 from $392,000 during the same period in the prior fiscal year, a $325,000 or 83% increase.

Activation Fees. Revenue from activation fees, which is generated from activations of new sites added through our proprietary Synapse service, was $105,000 for the three months ended September 30, 2002, a $35,000 or 50% increase as compared to the same period in the prior fiscal year. The increase is a direct result of the increase in the number of new sites added and the applicable rate charged to each client.

Monthly Fees. Revenue from recurring monthly fees, which is generated from the number of active sites that can process transactions through our Synapse service, was $526,000 for the three months ended September 30, 2002, a $236,000 or 81% increase as compared to the same period in the prior fiscal year. The increase is a direct result of the increase in the number of active sites and the applicable rate charged to each client.

Transaction Fees. Revenue from transaction fees for the three months ended September 30, 2002 was $57,000, compared to $30,000 during the same period in the prior fiscal year, a $27,000 or 90% increase. The increase is a direct result of the increase in the volume of transactions due primarily to the number of active sites and the applicable rate charged to each client.

Other Fees. Revenue from other fees for the three months ended September 30, 2002 was $29,000, compared to $2,000 during the same period in the prior fiscal year, a $27,000 increase. The increase is a result of certain administrative and other charges to certain clients.

Product Sales

Product sales are primarily derived from the sale of our proprietary wireless conversion devices, the Synapse Enabler and the Synapse Adapter. Revenue from product sales decreased for the three months ended September 30, 2002 to $66,000 from $330,000 during the same period in the prior fiscal year, a $264,000 or 80% decrease. The decrease was attributed to the lack of sales of the Synapse Adapter, partially offset by sales of the Synapse Enabler.

GROSS PROFIT

Gross profit consists of revenues, net of direct costs of sales. Costs of revenues consist primarily of the cost for the initial setup and ongoing communications costs associated with terminals connected through Synapse, costs of production of products such as the Synapse Adapter and Enablers, and certain other carrier costs. Total gross profit for the three months ended September 30, 2002 was $400,000, compared to $327,000 for the same period in the prior fiscal year, a $73,000 or 22% increase. The improvement in total gross profit for the three months ended September 30, 2002 over the same period in the prior fiscal year was attributed to volume increases in new activations of Synapse services and the growth of active sites for Synapse services, partially offset by the decrease in product sales.

Gross profit from services for the three months ended September 30, 2002 was $395,000, compared to $225,000 for the same period in the prior fiscal year, a 76% increase.

Gross profit from product sales for the three months ended September 30, 2002 was $5,000, compared to $102,000 for the same period in the prior fiscal year, a 95% decrease.

GROSS MARGIN

The following table sets forth, for the periods indicated, certain financial data as percentages of our total revenue:

                                For the three months ended
                                       September 30,
                                2002               2001
                                ----               ----
Gross margin
   Services                     55.1%             57.4%
   Product sales                 7.6%             30.9%

Total gross margin              51.1%             45.3%

Total gross margin (gross profit as a percentage of total revenues) for the three months ended September 30, 2002 increased to 51.1% from 45.3% for the same period in the prior fiscal year. This improvement was attributed to the greater percentage of revenues from higher margin service revenues and the reduced amount of the lower margin product revenues.

Gross margin from services was 55.1% for the three months ended September 30, 2002 compared to 57.4% for the same period in the prior fiscal year. This reduction was primarily attributed to the mix of rates charged to our clients, including a reduction in rates for a large client, and the associated number of active sites for each client.

Gross margin from product sales was 7.6% for the three months ended September 30, 2002 compared to 30.9% for the same period in the prior fiscal year. The decrease is primarily attributed to the substantial reduction of sales of the Synapse Adapter and the increased sales of the Synapse Enabler. Certain initial deployments of the Synapse Enabler have been sold at reduced margins.

OPERATING EXPENSES

Total operating expenses for the three months ended September 30, 2002 decreased to $2,570,000 from $4,687,000, a decrease of $2,117,000 or 45% compared to the same period in the prior fiscal year. The decrease was due to the realization of the cost savings from our acquisition consolidation plan initiated at the end of fiscal year 2001, and further cost reduction efforts and efficiency gains, including additional reductions in staff, as well as the reduction in the amortization expense recorded in relation to goodwill and intangible assets.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of salaries and benefits for sales, general and administrative personnel, advertising and promotion expenses, professional fees, occupancy and general office expenses, travel expenses, other general corporate purposes, and non-cash compensation. Selling, general, and administrative expenses excluding non-cash compensation, were $1,861,000 for the three months ended September 30, 2002 compared to $2,665,000 for the same period in the prior fiscal year, a $804,000 or 30% decrease. The decrease is primarily attributed to the successful implementation of our integration and consolidation plan for our Cellgate and NXT acquisitions that were made in 2001, and our continued cost reduction efforts.

Non-cash compensation expense of $281,000 for the three months ended September 30, 2002 decreased $91,000 or 25% from the same period in the prior fiscal year. The decrease was primarily related to the elimination of amortization related to the resignation of a director on March 7, 2002 who had received options in March 2000.

Selling, general and administrative expenses including non-cash compensation, were $2,142,000 for the three months ended September 30, 2002 compared to $3,037,000 for the same period in the prior fiscal year, an $895,000 or 30% decrease.

Research and Development Expenses

Research and development expenses consist primarily of engineering personnel costs for research, design and development of the proprietary technology we use to integrate and develop our products and services. Research and development expenses decreased to $159,000 for the three months ended September 30, 2002 compared to $309,000 for the same period in the prior fiscal year, a $150,000, or 49% decrease. The decrease is primarily the result of reductions in the number of employees.

Depreciation and Amortization

Amortization of intangibles includes amortization of goodwill, acquired workforce and intellectual property, including core technology, customer relationships and contract rights. Amortization of goodwill and intangibles were $66,000 for the three months ended September 30, 2002, compared with $520,000 for the same period in the prior fiscal year, a $454,000 or 87% decrease. For the quarter ended September 30, 2001, a significant part of the amortization of $520,000 included amortization relating to goodwill and intangibles generated by the previous acquisitions of NXT and Cellgate. As a result of the sale of NXT and a write-down of $5,701,000 at June 30, 2002 of goodwill and intangibles related to our acquisition of Cellgate, remaining intangible assets of $1,059,000 at the end of fiscal year 2002 are being amortized over a four year remaining life. Thus, $66,000 of amortization was recorded for the quarter ended September 30, 2002 on the remaining intangibles.

Depreciation and amortization of fixed assets, leasehold improvements and capitalized software were $203,000 for the three months ended September 30, 2002, compared with $196,000 for the same period in the prior fiscal year, a $7,000 or 4% increase. We anticipate a decrease in depreciation and amortization of fixed assets, leasehold improvements, and capitalized software as we expect our outlays for capital expenditures over the next year to be minimal.

Restructuring Charge

During the fourth quarter of fiscal year 2001, we recorded a restructuring charge of $2,400,000 related to the consolidation and relocation of our former Bethesda, Maryland network operations center with our research and development and operations center, located in Palmer Lake, Colorado. In addition, we recorded pretax charges totaling $625,000 or $0.05 per share in the first quarter of the fiscal year ended June 30, 2002, related to severance payments to employees and benefits. During the fourth quarter of fiscal year 2002, we reevaluated the balance of the restructuring accrual as the Bethesda facility sublease was completed. It was determined that in connection with vacating the Bethesda office, we underestimated potential sublease income and overestimated related costs. Accordingly, we reduced the restructuring accrual by $714,000.

Provided below is an analysis of the changes in the restructuring accrual during the first quarter of fiscal year 2003:

            Balance at June 30, 2002                   $  949,000
             Charges against accrual (Bethesda
                rent payments, severance and
                benefit payments)                        (131,000)
                                                       ----------
            Balance at September 30, 2002                 818,000
            Less current portion                         (162,000)
                                                       ----------
            Balance at September 30, 2002,
                less current portion                   $  656,000
                                                       ==========

The balance of the restructuring charge accrual will be paid over the remaining lease term of our former Bethesda office which expires July 2009.

OTHER

Interest income for the three months ended September 30, 2002 was $13,000, compared to $150,000 for the same period in the prior fiscal year. Interest income decreased due to lower cash balances invested corresponding with the utilization of cash to fund our business and the decline in interest rates over the period.

Interest expense for the three months ended September 30, 2002 was $60,000, compared to $90,000 for the same period in the prior fiscal year. The decrease in interest expense was primarily related to the decreasing principal balance under a capital lease for Synapse Adapters assumed with the acquisition of Cellgate, partially offset by the amortization of a discount for the expected cash payment of $500,000 due in December 2002 to the sellers of NXT.

Other income (expense), net for the three months ended September 30, 2002 was a net expense of $57,000, compared to net income of $61,000 for the same period in the prior fiscal year. Other income (expense), net consists primarily of: (a) rental income for sublet facilities, of $11,000 for the three months ended September 30, 2002 compared to $64,000 for the same period in fiscal year 2002, a $53,000 decrease due to the sublet termination which occurred simultaneously with the expiration of the lease for the facility, partially offset by sublet of a portion of the Company’s current offices in New York; (b) income relating to a transition services agreement that was executed in connection with the sale of NXT of $24,000 for the three months ended September 30, 2002 and $0 for the same period in fiscal year 2002; and (c) tax expense for the three months ended September 30, 2002 of $92,000 compared to $3,000 for the same period in fiscal year 2002, a $89,000 increase due to the amortization of an accrual for corporation franchise taxes for Delaware and an increase in accruals for certain state and local taxes.

LOSS FROM CONTINUING OPERATIONS

Loss from continuing operations of $2,274,000 for the three months ended September 30, 2002 decreased $1,965,000 or 46% from the same period in the prior fiscal year. The decrease in loss was primarily attributed to the realization of the cost reduction efforts and efficiency gains, the reduction in the amortization expense recorded in relation to goodwill and intangible assets, as well as overall increased service revenues.

DISCONTINUED OPERATIONS

Income (loss) from discontinued operations represents the net results of our wholly-owned subsidiary, NXT. As previously disclosed, effective as of the close of business on August 31, 2002, we sold substantially all of the operating assets and operating obligations associated with NXT. NXT provides data services and landline-based connectivity for credit-card transaction processing. The improvement in net results for the three months ended September 30, 2002 to $371,000 from a loss of $318,000 was due primarily to growth in the number of transactions processed, reductions in telecommunications costs from third parties, the successful implementation of our integration and consolidation plan of our November 2000 acquisition of NXT and other cost reduction efforts.

Gain on sale of discontinued operations of $140,000 represents the reversal of an accrued vendor obligation that was waived as a result of the sale of NXT, partially offset by additional transaction costs of $47,000 associated with the sale.

NET LOSS

For the three months ended September 30, 2002, net loss totaled $1.76 million or $0.12 per share, as compared to a net loss of $4.56 million or $0.38, for the same period in the prior fiscal year.

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

We use a modified version of EBITDA (“Adjusted EBITDA”) as an internal measure of operating performance, which is net loss excluding net interest, other income, taxes, depreciation and amortization, non-cash compensation and certain other nonrecurring items. Adjusted EBITDA loss for the three months ended September 30, 2002 was $1.62 million or $0.11 per share as compared to the same period in the prior fiscal year of $2.65 million or $0.22 per share. This improvement in Adjusted EBITDA loss of $1.03 million or approximately 39% is primarily attributed to the increase in revenues and a reduction of cost of revenues and operating expenses as discussed in prior sections.

The following table sets forth, for the periods indicated, the reconciliation of net loss to Adjusted EBITDA:

                                                       For the three months ended
                                                              September 30,
                                                         2002            2001
                                                         ----            ----
Net loss                                            $(1,763,000)    $(4,557,000)
Non-cash compensation                                   281,000         372,000
Depreciation and amortization                           269,000         716,000
Restructuring expense                                      --           625,000
(Income) loss from discontinued operations             (371,000)        318,000
Gain on sale of discontinued operations                (140,000)           --
Net interest and other                                  104,000        (121,000)
                                                    -----------     -----------
Adjusted EBITDA loss                                $(1,620,000)    $(2,647,000)
                                                    ===========     ===========
Adjusted EBITDA loss per share                      $     (0.11)    $     (0.22)
                                                    ===========     ===========
Net loss per share                                  $     (0.12)    $     (0.38)
                                                    ===========     ===========

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Since our inception we have incurred significant losses and negative cash flow (assuming the positive cash flow from capital transactions are excluded). As of September 30, 2002, we had an accumulated deficit of approximately $135.8 million.

At September 30, 2002 our principal source of liquidity was $6.0 million in cash and cash equivalents. At October 31, 2002, cash and cash equivalents aggregated approximately $4.2 million. Taking into account all cash items, we continue to anticipate no change in our cash balance at December 31, 2002 relative to our June 30, 2002 cash balance of $2.86 million. Furthermore, we anticipate negative cash flow to continue to improve on a quarterly basis as we believe a large percentage of our operating costs are fixed and expect to increase our revenues without incurring significant operating cost increases. We are also focused on conserving cash and improving our cash flow through growth in the number of active sites and various product sales, including revenues from services and products for vending, and continued reduction in operating expenses. We do not expect to achieve positive cash flow from operations until the second half of calendar 2003.

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

Although we completed the disposition of substantially all of the assets of NXT in August 2002, we may be required to pay additional cash consideration of up to $500,000 and up to 2,242,000 shares of our common stock in January 2003 to the parties we originally acquired such assets from pursuant to the terms of the original NXT acquisition agreement.

Based on our current estimates of revenue levels, operating costs and other cash outlays, we continue to believe we will have adequate cash balances until we achieve positive cash flow from operations.  However, if our revenue estimates are too high or our cost estimates too low, we may need to raise additional capital during the fiscal year ending June 30, 2003.  In addition, our concerns about capital may lead us to take additional steps to cut costs and, depending on whether we are successful in our efforts to raise additional capital, may require us to eliminate or curtail certain of our projects and take additional steps to conserve cash that may adversely affect our operations.  In connection with our efforts to raise capital, we have hired investment bankers and are exploring a number of alternatives, including debt or equity financings and strategic investments.  There can be no assurance that we will succeed in raising capital, either on favorable terms or at all, pursuant to any of these alternatives. If we raise additional funds, dilution to existing shareholders may occur, particularly in light of the “full ratchet” antidilution provisions of our Series C preferred stock and the related warrants.

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

Seasonal Variation of Business

We anticipate that the recurring revenue generated from monthly fees under our Synapse service offerings will be relatively immune to seasonal variations, although we expect that transaction related revenue will reflect seasonal variations paralleling consumer spending patterns, generally increasing somewhat during the holiday and travel seasons. The placement of devices may be slow during the holiday season as well, due to the reluctance of merchants to change processors during premier shopping seasons and the general industry freeze on new systems implementations during that season.

Historical Cash Flows

Net cash used in operating activities was $915,000 during the three months ended September 30, 2002. This primarily consisted of net operating losses, decreases in accrued liabilities, and charges against the restructuring accrual, partially offset by non-cash charges for depreciation and amortization, non-cash compensation, and the decrease in accounts receivables. Net cash used in operating activities was $3,365,000 during the three months ended September 30, 2001. This primarily consisted of net operating losses and a decrease in accounts payable, partially offset by non-cash charges for depreciation and amortization, and non-cash compensation and the accrual of a restructuring charge for the consolidation of our facilities.

Net cash provided by investing activities was $26,000 for the three months ended September 30, 2002. This was primarily comprised of a decrease in restricted cash. Net cash used in investing activities was $155,000 for the three months ended September 30, 2001. This was primarily comprised of purchases of equipment, tenant improvements to leased property and acquisition costs.

Net cash provided by financing activities for the three months ended September 30, 2002 of $4,035,000 was primarily comprised of the net proceeds from the sale of NXT, partially offset by payments of capital leases. Net cash used in financing activities for the three months ended September 30, 2001 of $184,000 was comprised of payment of capital leases.

CRITICAL ACCOUNTING POLICIES

In December 2001, the Securities and Exchange Commission (“SEC”) requested that all registrants list their three to five most "critical accounting policies" in the Management’s Discussion and Analysis section. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following three accounting policies fit this definition:

Intangibles and Recovery of Long-Lived Assets

Cost in excess of the fair value of tangible and identifiable intangible net assets acquired is amortized on a straight-line basis over four years. Identifiable intangible net assets consist of completed technology, assembled workforce, trademarks, and acquired customers.

Prior to July 1, 2002, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” our policy was to review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment in value was considered to have occurred when the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. The measurement of the impairment loss to be recognized is based upon the difference between the future cash flows and the carrying amount of the assets. Based on the above assessment, a $5,701,000 impairment of goodwill and intangibles was recognized in the fourth quarter of the fiscal year ended June 30, 2002.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” addresses financial accounting and reporting for the impairment or disposal of long-lived assets supersedes SFAS No. 121, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. This Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. We adopted the impairment provisions of SFAS No. 144 in the first quarter of the fiscal year ending June 30, 2003, however, we adopted the provisions relating to discontinued operations during the fourth quarter of the fiscal year ended June 30, 2002 relating to the sale of NXT. The adoption of the impairment provisions did not have an impact on our financial condition or results of operations.

Inventory Valuation

Inventory is stated at the lower of cost or market, cost being determined by the first-in, first-out method. In the fourth quarter of fiscal 2002, we took a charge of $3.48 million to writedown our inventory of Synapse Adapters to the cost value of the number of units we now expect to realize over the remaining expected life of this product.

AT&T Wireless has advised us and others that it intends to transition from its current CDPD data service to its next generation GPRS data service. Accordingly, we may incur additional costs and expenses, or delays or interruptions in providing our CDPD-based services, while we migrate to other CDPD providers or to other wireless services such as GPRS. Our Synapse Adapter product is currently CDPD based, and certain third party products used on our service are also CDPD based. We are currently exploring our options with AT&T and others. At this time, we cannot determine if any impairment on our inventory of Synapse Adapters or our carrying amount of intangibles related to the Synapse Adapter exists.

Revenue Recognition

We derive revenue primarily from two sources: service revenues and product sales. Service revenues consist of: (a) one-time, non-refundable service activation fees; (b) monthly minimum subscription fees for the availability of service; (c) fees for transactions delivered on wireless or other methods through our hosts; and (d) other fees, including administration and other fees for certain wireless services and certain charges for telecommunications connections between us and a party. Service revenues are generated from our Synapse Service. Most U.S. Wireless Data services are designed to be device-independent and serve multiple platforms. Our clients are therefore generally able to support a variety of protocols, products and services. Product sales are primarily derived from the sale of our proprietary Synapse Enabler and Synapse Adapter products.

Revenue is recognized when earned. More specifically, revenue related to providing services and sales of our products are as follows:

Services. Service revenues are recognized as services are provided. On June 30, 2001, we adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. Effective January 1, 2001, activation revenue is recognized ratably over the estimated average life of a customer contract. Prior to the adoption of SAB 101, we recognized activation revenue as services were performed. As required by generally accepted accounting principles, we have reflected the effects of the change in accounting principle as if such change had been adopted as of January 1, 2001, and the change is included in the results of operations for the year ended June 30, 2001.

Product sales. Revenues from the sale of products (equipment) are recognized upon shipment. Revenues from equipment under rental agreements and similar arrangements are accounted for by the operating lease method and are recognized over the rental term.

RECENT ACCOUNTING PROUNOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have an impact on our financial statements.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. As a result of the write-off of all goodwill during the year ended June 30, 2002, the adoption of SFAS No. 142 did not have an impact on the Company. The remaining intangibles at June 30, 2002 shall be subject to the impairment provisions of SFAS No. 144. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to the fourth quarter of fiscal year 2002 in the Company’s Consolidated Statement of Operations do not reflect the effect of SFAS No. 142, and accordingly, the three months ended September 30, 2001 included amortization expense relating to goodwill of $118,000. Excluding goodwill amortization, the pro forma net loss for the three months ended September 30, 2001, was $4.44 million or $0.37 per share.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. This Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. We adopted the impairment provisions of SFAS No. 144 in the first quarter of the fiscal year ending June 30, 2003; however, we adopted the provisions relating to discontinued operations during the fourth quarter of the fiscal year ended June 30, 2002 relating to the sale of NXT. The adoption of the impairment provisions did not have an impact on our financial condition or results of operations.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 11, 2002, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a)        Exhibits

                  None.

       b)        Reports on Form 8-K

On September 5, 2002, we filed a current report on Form 8-K reporting Item 2 and Item 7 events regarding the disposition of the assets of our wholly owned subsidiary, NXT Corporation.

On August 16, 2002, we filed a current report on Form 8-K reporting an Item 5 and Item 7 event regarding our new Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                             U.S. WIRELESS DATA, INC.

Dated         November 14, 2002                            By: /s/ Dean M. Leavitt
                                                                                   Dean M. Leavitt
                                                                                   Chief Executive Officer
                                                                                   (Principal Executive Officer)

Dated         November 14, 2002                            By: /s/ Adi Raviv
                                                                                   Adi Raviv
                                                                                   Executive Vice President and
                                                                                   Chief Financial Officer
                                                                                   (Principal Financial Officer)

CERTIFICATIONS

I, Dean M. Leavitt, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of U.S. Wireless Data, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Dean M. Leavitt
Dean M. Leavitt
Chief Executive Officer
   (Principal Executive Officer)

CERTIFICATIONS

I, Adi Raviv, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of U.S. Wireless Data, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Adi Raviv
Adi Raviv
Executive Vice President and
   Chief Financial Officer
   (Principal Financial Officer)