Form 10QSB
period 2002-12-31
U S WIRELESS DATA INC
filed 2003-02-14
CIK 895716

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

                           [X]    Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act
                                     of 1934 for the quarterly period ended December 31, 2002

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X]     No [  ]

As of February 12, 2003, there were outstanding 17,376,270 shares of the Registrant’s Common Stock ($0.01 par value per share).

Transitional Small Business Disclosure Format. Yes [  ]     No [X]

U.S. WIRELESS DATA, INC.
TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Consolidated Balance Sheets as of
            December 31, 2002 and June 30, 2002................................     3

        Consolidated Statements of Operations for the three and six months
            ended December 31, 2002 and 2001...................................     4

        Consolidated Statements of Cash Flows for the six months ended
            December 31, 2002 and 2001.........................................     5

        Consolidated Statements of Stockholders' Equity for the year ended June 30, 2002 and the six
            months ended December 31, 2002.....................................     6

        Notes to Consolidated Financial Statements.............................  7-14

ITEM 2. Management's Discussion and Analysis .................................. 15-35

ITEM 3. Controls and Procedures ...............................................    35

Part II — OTHER INFORMATION

ITEM 1. Legal Proceedings......................................................    36
ITEM 2. Changes in Securities and Use of Proceeds..............................    36
ITEM 3. Defaults Upon Senior Securities........................................    36
ITEM 4. Submission of Matters to a Vote of Security Holders.................... 36-37
ITEM 5. Other Information...................................................... 37-38
ITEM 6. Exhibits and Reports on Form 8-K ...................................... 38-39

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. WIRELESS DATA, INC.
CONSOLIDATED BALANCE SHEETS

                                                                         December 31       June 30,
                                                                             2002            2002
                                                                         -----------       --------
ASSETS                                                                   (Unaudited)
Current assets:
     Cash and cash equivalents .....................................   $   3,082,000        2,862,000
     Accounts receivable, net of allowance for
        doubtful accounts of $291,000 and $293,000
        at December 31 and June 30, 2002, respectively .............         665,000        1,360,000
     Inventory, net ................................................         387,000          800,000
     Other current assets ..........................................         176,000          357,000
     Assets held for sale ..........................................           --           4,128,000
                                                                       -------------    -------------
                 Total current assets ..............................       4,310,000        9,507,000
Property and equipment, net ........................................       1,825,000        2,195,000
Restricted cash ....................................................       1,080,000        1,167,000
Intangible assets, net .............................................          91,000        1,059,000
Other assets .......................................................          34,000           35,000
                                                                       -------------    -------------

                 Total assets ......................................   $   7,340,000    $  13,963,000
                                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..............................................   $     387,000        1,880,000
     Accrued liabilities ...........................................         480,000          961,000
     Other current liabilities .....................................         542,000          299,000
     Accrued restructuring expense, current portion ................         138,000          262,000
     Obligation under capital lease, current portion ...............         182,000          785,000
     Purchase price payable, current portion .......................         500,000          477,000
                                                                       -------------    -------------
                 Total current liabilities .........................       2,229,000        4,664,000

Deferred rent expense ..............................................         188,000          181,000
Accrued restructuring expense, less current portion ................         624,000          687,000
Other liabilities ..................................................         151,000           47,000
Obligation under capital lease, less current portion ...............         390,000          287,000
                                                                       -------------    -------------
                 Total liabilities .................................       3,582,000        5,866,000
                                                                       -------------    -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, 25,000,000 shares authorized
       Series C convertible, at $.01 par value, liquidation value
       $10.00 per share, aggregating $37,437,000 and $39,413,000
       at December 31 and June 30, 2002, respectively; 8,450,000
       shares authorized, 3,743,700 and 3,941,325 issued and
       outstanding at December 31 and June 30, 2002, respectively ..          37,000           39,000
   Common stock, 200,000,000 shares authorized at $.01 par value;
       17,375,702 and 14,813,927 shares issued and outstanding at
       December 31 and June 30, 2002, respectively .................         174,000          149,000
   Additional paid-in capital ......................................     143,079,000      142,927,000
   Unearned compensation ...........................................        (296,000)        (963,000)
   Accumulated deficit .............................................    (139,236,000)    (134,055,000)
                                                                       -------------    -------------
                 Total stockholders' equity ........................       3,758,000        8,097,000
                                                                       -------------    -------------

Total liabilities and stockholders' equity .........................   $   7,340,000    $  13,963,000
                                                                       =============    =============

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                   For the three months ended       For the six months ended
                                                          December 31,                   December 31,
                                                   --------------------------       ------------------------
                                                      2002             2001           2002             2001
Revenues                                              ----             ----           ----             ----
Service revenue
     Activation fees .........................   $     71,000    $     72,000    $    176,000    $    142,000
     Monthly fees ............................        583,000         325,000       1,109,000         615,000
     Transaction fees ........................         50,000          30,000         113,000          60,000
     Other fees ..............................         60,000           1,000          83,000           2,000
                                                 ------------    ------------    ------------    ------------
          Total service revenues .............        764,000         428,000       1,481,000         819,000

     Product sales ...........................        135,000         129,000         202,000         460,000
                                                 ------------    ------------    ------------    ------------
          Total revenues .....................        899,000         557,000       1,683,000       1,279,000
                                                 ------------    ------------    ------------    ------------
Cost of revenues
     Services ................................        404,000         217,000         726,000         384,000
     Product sales ...........................        132,000         109,000         194,000         337,000
     Writedown of inventory ..................        333,000           --            333,000           --
                                                 ------------    ------------    ------------    ------------
          Total cost of revenues .............        869,000         326,000       1,253,000         721,000
                                                 ------------    ------------    ------------    ------------
Gross profit .................................         30,000         231,000         430,000         558,000
                                                 ------------    ------------    ------------    ------------
Operating expenses
Selling, general and administrative
     (exclusive of non-cash compensation
      for directors) .........................      1,928,000       2,289,000       3,789,000       4,953,000
Non-cash compensation for directors ..........        281,000         375,000         563,000         747,000
                                                 ------------    ------------    ------------    ------------
          Total selling, general and
             administrative ..................      2,209,000       2,664,000       4,352,000       5,700,000
Depreciation and amortization ................        269,000         704,000         538,000       1,420,000
Research and development .....................        143,000         304,000         302,000         614,000
Restructuring expense ........................           --              --             --            625,000
Impairment of intangible assets ..............        836,000            --           836,000            --
                                                 ------------    ------------    ------------    ------------
          Total operating expense ............      3,457,000       3,672,000       6,028,000       8,359,000

Loss from operations .........................     (3,427,000)     (3,441,000)     (5,598,000)     (7,801,000)
Interest income ..............................         17,000          70,000          29,000         220,000
Interest expense .............................        (20,000)        (81,000)        (79,000)       (171,000)
Other income (expense), net ..................         28,000         (27,000)        (29,000)         34,000
                                                 ------------    ------------    ------------    ------------
          Loss from continuing operations ....     (3,402,000)     (3,479,000)     (5,677,000)     (7,718,000)
                                                 ------------    ------------    ------------    ------------
Discontinued opertions:
   Income (loss) from discontinued
      operations .............................         (9,000)        147,000         363,000        (171,000)
   Gain (loss) on sale of discontinued
      operations .............................         (7,000)           --           133,000            --
                                                 ------------    ------------    ------------    ------------
          Income (loss) from discontinued
             operations ......................        (16,000)        147,000         496,000        (171,000)
                                                 ------------    ------------    ------------    ------------

Net loss .....................................   $ (3,418,000)   $ (3,332,000)   $ (5,181,000)   $ (7,889,000)
                                                 ============    ============    ============    ============
Basic and diluted net loss per share:
   Loss from contining operations ............   $      (0.23)   $      (0.28)   $      (0.37)   $      (0.66)
   Income (loss) from discontinued
      operations .............................   $      (0.00)   $       0.01    $       0.03    $      (0.01)
                                                 ------------    ------------    ------------    ------------
          Net loss per share .................   $      (0.23)   $      (0.27)   $      (0.34)   $      (0.67)
                                                 ============    ============    ============    ============
Weighted average common shares
     outstanding, basic and diluted ..........     15,144,000      12,545,000    $ 15,122,000      11,737,000
                                                 ============    ============    ============    ============

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                             For the six months
                                                                             ended December 31,
                                                                            ---------------------
                                                                            2002             2001
                                                                            ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................................. $ (5,181,000)    $ (7,889,000)
Adjustments to reconcile net loss to net cash used in
    operating activities:
         Depreciation and amortization ...............................      538,000        1,420,000
         Depreciation and amortization from discontinued operations...         --            315,000
         Gain on sale of discontinued operations .....................    (133,000)            --
         Bad debt expense ............................................       20,000           70,000
         Deferred rent ...............................................        7,000         (101,000)
         Non-cash compensation for directors .........................      563,000          747,000
         Non-cash consulting and other ...............................      288,000           --
         Write-down of inventory .....................................      333,000           --
         Impairment of intangible assets ............................       836,000           --
         Loss on notes receivable ....................................       47,000           --
         Changes in assets and liabilities:
               Accounts receivable ...................................      675,000         (242,000)
               Inventory .............................................       80,000         (467,000)
               Other current assets ..................................      125,000          (90,000)
               Other assets ..........................................        1,000           (6,000)
               Accounts payable ......................................   (1,493,000)         453,000
               Accrued liabilities ...................................     (295,000)         123,000
               Other current liabilities .............................      243,000         (195,000)
               Other liabilities .....................................      104,000          (30,000)
               Accrued restructuring expense .........................     (187,000)        (106,000)
                                                                       ------------     ------------
                     Net cash used in operating activities ...........   (3,429,000)      (5,998,000)
                                                                       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment ..........................      (35,000)        (200,000)
         Decrease in restricted cash .................................       87,000           57,000
         Net payment for purchase acquisition, net of cash acquired ..       23,000       (2,610,000)
                                                                       ------------     ------------
                     Net cash provided by (used in) investing
                         activities ..................................       75,000       (2,753,000)
                                                                       ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from the sale of NXT ...............................    5,000,000             --
         Payment of expenses for sale of NXT .........................     (926,000)            --
         Payments on obligations under capital lease .................     (500,000)        (384,000)
                                                                       ------------     ------------
                     Net cash provided by (used in) financing
                         activities ..................................    3,574,000         (384,000)
                                                                       ------------     ------------

Net increase (decrease) in cash and cash equivalents .................      220,000       (9,135,000)

Cash and cash equivalents, beginning of period .......................    2,862,000       18,205,000
                                                                       ------------     ------------

Cash and cash equivalents, end of period ............................. $  3,082,000     $  9,070,000
                                                                       ============     ============

Accompanying notes are an integral part of the financial statements

U.S. Wireless Data, Inc.
Consolidated Statements of Stockholders’ Equity
For the year ended June 30, 2002 and
the six months ended December 31, 2002 (Unaudited)

                                          Series C Preferred                  Common Stock
                                        ----------------------           ----------------------
                                        Shares           Amount          Shares          Amount
                                        -----            ------          ------          ------

BALANCE AT JUNE 30, 2001 ......       5,514,475    $      55,000       11,478,419   $     115,000

Exercise of stock options .....            --               --            214,444           2,000
Non-cash compensation .........            --               --             30,571           1,000
Amortization of non-cash
 compensation .................            --               --               --              --
Cancellation of options issued
 to Board member ..............            --               --               --              --
Issuance of options to
 investment banker ............            --               --               --              --
Issuance of common stock
 to former Cellgate
 shareholders .................            --               --            468,750           5,000
Conversion of Series C
 preferred stock ..............      (1,573,150)         (16,000)       2,621,743          26,000
Net Loss ......................            --               --               --              --
                                     ----------       ----------       ----------      ----------
BALANCE AT JUNE 30, 2002 ......       3,941,325    $      39,000       14,813,927   $     149,000

Amortization of non-cash
 compensation for directors ...            --               --               --              --
Amortization of options in lieu
 of cash to non employees .....            --               --               --              --
Issuance of options to
 investment banker ............            --               --               --              --
Issuance of options for
 sale of NXT ..................            --               --               --              --
Issuance of options for
 investor relations services ..            --               --               --              --
Issuance of options to
 legal counsel ................            --               --               --              --
Issuance of common stock
 to former NXT shareholders ...            --               --          2,241,658          22,000
Loss on notes receivable to
 fair mkt value ...............            --               --             (9,258)           --
Conversion of Series C
 preferred stock ..............        (197,625)          (2,000)         329,375           3,000
Net Loss ......................            --               --               --              --
                                     ----------       ----------       ----------      ----------
BALANCE AT DECEMBER 31, 2002 ..       3,743,700    $      37,000       17,375,702   $     174,000
                                     ==========       =========-       ==========      ==========

                                       Additional                                         Total
                                        Paid in        Unearned        Accumulated     Stockholders'
                                        Capital      Compensation        Deficit          Equity
                                       -----------   ------------      -----------     ------------

BALANCE AT JUNE 30, 2001 ......    $ 142,873,000    $  (2,639,000)   $(108,503,000) $  31,901,000

Exercise of stock options .....          404,000             --               --          406,000
Non-cash compensation .........          266,000             --               --          267,000
Amortization of non-cash
 compensation .................             --          1,075,000             --        1,075,000
Cancellation of options issued
 to Board member ..............         (750,000)         750,000             --            --
Issuance of options to
 investment banker ............          149,000         (149,000)            --            --
Issuance of common stock
 to former Cellgate
 shareholders .................           (5,000)            --               --            --
Conversion of Series C
 preferred stock ..............          (10,000)            --               --            --
Net Loss ......................             --               --        (25,552,000)   (25,552,000)
                                     -----------      -----------      -----------    -----------
BALANCE AT JUNE 30, 2002 ......    $ 142,927,000    $    (963,000)   $(134,055,000) $   8,097,000

Amortization of non-cash
 compensation for directors ...             --            563,000             --          563,000
Amortization of options in lieu
 of cash to non employees .....            2,000          154,000             --          156,000
Issuance of options to
 investment banker ............           21,000          (21,000)            --            --
Issuance of options for
 sale of NXT ..................           52,000             --               --           52,000
Issuance of options for
 investor relations services ..           29,000          (29,000)            --            --
Issuance of options to
 legal counsel ................           80,000             --               --           80,000
Issuance of common stock
 to former NXT shareholders ...          (22,000)            --               --            --
Loss on notes receivable to
 fair mkt value ...............           (9,000)            --               --           (9,000)
Conversion of Series C
 preferred stock ..............           (1,000)            --               --            --
Net Loss ......................             --               --         (5,181,000)    (5,181,000)
                                     -----------      -----------      -----------    -----------
BALANCE AT DECEMBER 31, 2002 ..    $ 143,079,000    $    (296,000)   $(139,236,000) $   3,758,000
                                     ===========      ===========      ===========    ===========

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — THE COMPANY

U.S. Wireless Data, Inc. (“USWD” or the “Company”) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. U.S. Wireless Data, Inc. provides wireless transaction delivery and gateway services to the payments processing industry. The Company’s customers include credit card processors, merchant acquirers, banks, automated teller machine (“ATM”) distributors and their respective sales organizations, as well as certain businesses seeking new solutions to make it easier for their customers to buy their product or services. The Company provides these entities with turnkey wireless and other transaction management services. The Company also provides those entities with proprietary wireless enabling products designed to allow for card acceptance. These services and products may be utilized by conventional card accepting retailers as well as emerging card accepting market segments such as vending machines, quick service restaurants (fast foods), taxis and limousines, in-home service providers or door-to-door sales, contractors, delivery services, sporting events, and outdoor markets. The Company’s services and products may also be used for gathering telemetric information from remote equipment such as vending machines.

NOTE 2 — BASIS OF CONSOLIDATION AND ASSET SALE OF SUBSIDIARY

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary UNS Corporation, formerly known as NXT Corporation (“NXT”) prior to the sale of NXT’s assets as described below. All intercompany accounts and transactions have been eliminated in consolidation.

During May 2002, the Company developed a formal plan to sell NXT. Effective as of the close of business on August 31, 2002, the Company sold, for $5 million in cash, substantially all of the operating assets associated with NXT, to Paymentech, L.P. (“Paymentech”). NXT provided data services and landline-based connectivity for credit-card transaction processing. NXT has been classified as a discontinued operation in the accompanying consolidated financial statements.

NOTE 3 — BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the consolidated financial statements. Operating results for the three and six months ended December 31, 2002 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. Certain amounts in the financial statements have been reclassified from prior period presentations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report for the year ended June 30, 2002 on Form 10-KSB.

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

NOTE 4 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, which the Company adopted on July 1, 2002. As a result of the write-off of all goodwill during the year ended June 30, 2002, the adoption of SFAS No. 142 in the first quarter of fiscal 2003 did not have an impact on the Company. The remaining intangibles at June 30, 2002 shall be subject to the impairment provisions of SFAS No. 144. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to the fourth quarter of fiscal year 2002 in the Company’s Consolidated Statement of Operations do not reflect the effect of SFAS No. 142, and accordingly, the three and six months ended December 31, 2001 included amortization expense relating to goodwill of $102,000 and $204,000, respectively. Excluding goodwill amortization, the pro forma net loss for the three and six months ended December 31, 2001, was $3.23 million and $7.68 million or $0.26 and $0.65 per share, respectively.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has determined that the adoption of SFAS No. 143 will not have a material effect on the financial statements of the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the first quarter of the fiscal year ending June 30, 2002. The initial adoption of SFAS No. 144 did not have an impact on the Company’s financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB Opinion No. 30. This Statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. This Statement will be effective for the Company for the fiscal year ending June 30, 2004. The Company has not determined the effect, if any, that this statement will have on its financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not determined the effect, if any, that the adoption of this statement will have on its financial statements.

On October 1, 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.”  SFAS No. 147 removes acquisitions of financial institutions from the scope of FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation No. 9, “Applying APB Opinion Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method,” and requires that those transactions be accounted for in accordance with FASB Statements Nos. 141 and 142. Additionally, this Statement amends FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets.  Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. This statement became effective on October 1, 2002 and did not have a material effect on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based employee compensation.  Both of those methods avoid the ramp-up effect arising from prospective application of the fair value based method.  In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, this Statement does not permit the use of the original Statement 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. Management has not determined the effect of this Statement on Company’s results of operations or financial position.

NOTE 5 — INVENTORY

In the second half of the fiscal year ended June 30, 2002, product sales of the Synapse Adapter trailed off substantially as the Company found it challenging to get clients to commit to purchases. The Company instituted alternative strategies to improve sales which have so far been unsuccessful in moving any significant volume of units. This product is based on the Cellular Digital Packet Data (“CDPD”) wireless medium, which has certain coverage issues in various markets and which the existing wireless carriers will ultimately migrate away from as they move to next generation mediums. AT&T Wireless stated that, as of March 31, 2003, they will no longer activate any new accounts on CDPD, and that they intend to completely shutdown their CDPD network in June 2004. As a result, in the quarter ended December 31, 2002, the Company recorded a charge of $333,000 to completely write-down the inventory of Synapse Adapters and other CDPD based inventory.

NOTE 6 — INTANGIBLE ASSETS

All of USWD’s acquired intangible assets are subject to amortization. There were no material acquisitions of intangible assets during the six months ended December 31, 2002 or the year ended June 30, 2002. Amortization expense related to intangible assets was $66,000 and $520,000 for the three months ended December 31, 2002 and 2001, respectively, and $132,000 and $1,040,000 for the six months ended December 31, 2002 and 2001, respectively.

In the fourth quarter of the year ended June 30, 2002, the Company recorded an impairment charge of $5,701,000 on goodwill and other intangible assets to write-down the value of the acquired assets of Cellgate to the fair value of the Synapse Adapter product. Goodwill was completely eliminated due to this impairment charge, and the remaining $1,059,000 value of intangibles from this acquisition as of June 30, 2002 was to have been amortized over the estimated remaining useful life of four years.

As indicated in Note 5, in the second half of the fiscal year ended June 30, 2002, product sales of the Synapse Adapter trailed off substantially and the remaining useful life of CDPD based products is limited. As a result, in the quarter ended December 31, 2002, the Company recorded an impairment charge of $836,000 on intangible assets to write-down the value of the acquired assets of Cellgate to the fair value of the Synapse Adapter product. The remaining $92,000 value of intangibles from this acquisition as of December 31, 2002 will be amortized over the estimated remaining useful life of one year.

The components of intangible assets are as follows:

Intangibles related to the acquisition of Cellgate:

                                           December 31, 2002
                        -----------------------------------------------------------
                          Gross Carrying
                           Amount Net of
                         Prior Fiscal Year   Accumulated   Impairment  Net Carrying
                            Impairment       Amortization     Charge       Amount
                         -----------------   ------------  ----------  ------------
Intellectual property      $2,444,000        $(1,544,000)   $(816,000)    $84,000
Acquired workforce            135,000           (108,000)     (20,000)      7,000
Goodwill                      406,000           (406,000)        --          --
                            ---------          ---------      -------      ------
Total                      $2,985,000        $(2,058,000)   $(836,000)    $91,000
                            =========          =========      =======      ======

                                              June 30,2002
                        -----------------------------------------------------------
                          Gross Carrying     Accumulated   Impairment  Net Carrying
                              Amount         Amortization     Charge       Amount
                         -----------------   ------------  ----------  ------------
Intellectual property      $6,000,000        $(1,416,000)   $(3,556,000)  $1,028,000
Acquired workforce            250,000           (104,000)      (115,000)      31,000
Goodwill                    2,436,000           (406,000)    (2,030,000)       --
                            ---------          ---------      --------     ---------
Total                      $8,686,000        $(1,926,000)   $(5,701,000)  $1,059,000
                            =========          =========      ========     =========

The net carrying amount of $5,927,000 as of June 30, 2002 of goodwill and other intangible assets relating to the Company’s original acquisition of NXT was reclassified to assets held for sale as a result of the sale of NXT. Since the net proceeds from the sale of NXT did not exceed the carrying value of the related net assets, a loss on the carrying value of such assets was recorded as of June 30, 2002 (see Note 11).

NOTE 7 – ACCRUED RESTRUCTURING EXPENSE

Provided below is an analysis of the changes in the restructuring accrual for the period indicated:

Balance at June 30, 2002                                   $  949,000
Charges against accrual (Bethesda rent
payments, severance and benefit payments)                    (187,000)
                                                            ---------
Balance at December 31, 2002                                  762,000
Less current portion                                         (138,000)
                                                            ---------
Balance at December 31, 2002, excluding
     current portion                                       $  624,000
                                                            =========

The balance of the restructuring charge accrual will be paid over the remaining lease term of the former Bethesda office which expires July 2009.

NOTE 8 – STOCKHOLDERS’ EQUITY

During the six months ended December 31, 2002, 197,625 shares of Series C preferred stock were converted into 329,375 shares of common stock, in accordance with the Series C preferred stock documents.

During the six months ended December 31, 2002, 1,928,432 stock options were granted to employees with exercise prices equal to the fair market value of the Company’s common stock at the date of grant, with 884,886 options granted to employees as additional compensation to offset a reduction of salaries.

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

On December 23, 2002, 2,241,658 shares of common stock were issued to the former NXT shareholders pursuant to the terms of the acquisition agreement.

For the six months ended December 31, 2002, $563,000 was charged to compensation expense relating to options granted to three board members on March 29, 2000.

NOTE 9 — NET LOSS PER SHARE

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

The following table reconciles the number of shares of common stock outstanding to the maximum number of common stock and potentially dilutive common stock as of December 31, and June 30, 2002.

                                                 December 31,          June 30,
                                                     2002                2002
                                                 -----------           -------

Common shares outstanding                         17,376,000          14,814,000
Series C Preferred Stock outstanding in
     common stock equivalents                      6,240,000           6,569,000
                                                  ----------          ----------
                                                  23,616,000          21,383,000
                                                  ----------          ----------
Warrants
    Outstanding related to the Private Placement
     Investor warrants                             2,328,000           2,328,000
     Agent warrants                                2,328,000           2,328,000
     Agent warrants                                  582,000             582,000
     Investment company warrants                     466,000             466,000
     Investment company warrants                     116,000             116,000
    Various outstanding                              325,000             325,000
    Executive                                      1,344,000           1,344,000
                                                  ----------          ----------
          Total warrants                           7,489,000           7,489,000
                                                  ----------          ----------
Options
    Outstanding, 1992 Option Plan                    415,000             213,000
    Outstanding, 2000 Option Plan                  3,043,000           3,281,000
    Outstanding, 2002 Option Plan                      --                  --
    Outstanding, Non-Plan                          1,495,000             338,000
                                                  ----------          ----------
          Total options                            4,953,000           3,832,000
                                                  ----------          ----------
Common stock contingently issuable
     for acquisitions                                  --              2,242,000
                                                  ----------          ----------

          Total                                   36,058,000          34,946,000
                                                  ==========          ==========

NOTE 10 — COMMITMENTS AND CONTINGENCIES

The Company has entered into leases for facilities. On November 5, 2002, the Company renewed its lease agreement for its facilities in Palmer Lake, CO, for a term of 3 years, expiring October 31, 2005. Future minimum lease payments and sublease income under non-cancelable operating leases as of December 31, 2002, are as follows:

                                     Facility    Less Subleased
                                      Leases       Facilities           Net
                                     --------    --------------         ---
For fiscal year ending June 30:
2003                               $   676,000    $   260,000      $   416,000
2004                                 1,370,000        534,000          836,000
2005                                 1,396,000        556,000          840,000
2006                                 1,415,000        578,000          837,000
2007                                 1,410,000        601,000          809,000
Thereafter                           3,564,000      1,331,000        2,233,000
                                     ---------      ---------        ---------
Total minimum payments required    $ 9,831,000    $ 3,860,000      $ 5,971,000
                                     =========      =========        =========

Certain capital lease obligations were assumed by the Company in its purchase of assets and certain liabilities of Cellgate. On October 24, 2002, the Company entered into an amendment to the capital lease obligation relating to certain inventory to revise the timing of remaining principal payments due under the lease. According to the terms of the amendment, the Company paid the lessor $462,000 on October 25, 2002, which included the application of a $52,000 deposit held by the lessor, to buy out the first five of eleven leases. The lease schedules for the remaining units were revised to extend the payments until April 25, 2005. Future minimum lease payments under non-cancelable capital leases as of December 31, 2002, including interest, are as follows:

                                        Capital lease
                                         obligations
                                        -------------
For the fiscal year ending June 30,
2003                                    $   67,000
2004                                       308,000
2005                                       257,000
                                          --------
Total minimum payments required         $  632,000
                                          ========

NOTE 11 – SALE OF NXT

During May 2002, the Company developed a formal plan to sell NXT. Pursuant to an Asset Purchase Agreement dated August 31, 2002 (the “Agreement”), the Company sold, for $5 million in cash, substantially all of the operating assets and operating obligations associated with NXT to Paymentech, which subsequently transferred the NXT assets and obligations to its wholly-owned subsidiary Merchant-Link, LLC. NXT provides data services and landline-based connectivity for credit-card transaction processing. The assets to be sold, at their book values, have been separately classified as “Assets held for sale” in the accompanying balance sheet at June 30, 2002.

Paymentech is obligated under the Agreement, subject to certain conditions in such agreement, to purchase goods or services from the Company or its affiliates over a three (3) year period commencing September 1, 2002, in an amount aggregating at a minimum $3,472,500, with Paymentech obligated to pay the Company at least $1,000,000 during the first year, in installments of $83,333 per month, at least $1,150,000 during the second year, in installments of $95,833 per month, and at least $1,322,500 during the third year, in installments of $110,208. Pursuant to a Transition Services Agreement the Company entered into with Merchant-Link, LLC, on the same date of the Agreement, the Company expects it will continue to receive approximately $30,000 per month for maintaining certain NXT assets located at the Company’s facilities and providing certain services during a transition anticipated to be completed by March 31, 2003.

The results of operations of NXT are reported as discontinued operations for all periods presented. Revenues and income (loss) from operations of NXT are as follows:

                                Three months ended        Six months ended
                                   December 31,              December 31,
                                ------------------       ------------------
                                 2002        2001        2002 (a)        2001
                                 ----        ----        -------         ----

Revenues                      $   --     $1,690,000    $1,224,000    $3,218,000
Income (loss) from operations   (9,000)     147,000       363,000      (171,000)

         (a) Includes results through August 31, 2002.

The Company recorded a gain on the sale of discontinued operations of $133,000 for the six months ended December 31, 2002 due to the reversal of an accrued vendor obligation as a result of the sale of NXT, partially offset by additional transaction costs. The loss on the sale for the three months ended December 31, 2002, was due to additional transaction costs.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with the terms of the agreement relating to the Company’s acquisition of NXT, $500,000 was paid to the former shareholders of NXT on January 15, 2003. Such amount was fully accrued on the December 31, 2002 consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Special Note Regarding Forward-Looking Statements

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 or Section 21E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are discussed below, and in other reports filed by us under the Securities Exchange Act of 1934, including under the caption “Risk Factors” in our Annual Report on Form 10-KSB. Our forward looking statements are based on information available to us today, and except as required by law, we undertake no obligation to update any forward looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

U.S. Wireless Data, Inc. (“USWD” or the “Company”) provides wireless transaction delivery and gateway services to the payments processing industry. Our customers include credit card processors, merchant acquirers, banks, automatic teller machine (“ATM”) distributors and their respective sales organizations, as well as certain businesses seeking new solutions to make it easier for their customers to buy their products or services. We offer these entities turnkey wireless and other transaction management services. We also provide those entities with proprietary wireless enabling products designed to allow for card acceptance where such acceptance has heretofore been too expensive or technologically unfeasible or to displace conventional telephone lines for speed, cost reduction or convenience. These services and products may be utilized by conventional card accepting retailers as well as emerging card accepting market segments such as vending machines, quick service restaurants (fast foods), taxis and limousines, in-home service providers, door-to-door sales, contractors, delivery services, sporting events, and outdoor markets. Our services and products may also be used for gathering telemetric information from remote equipment such as vending machines.

We connect merchants to credit card or other transaction processors using wireless technologies. We make it easy for the credit and debit card industries to deploy wireless solutions through a single source, our Synapse platform. We aggregate wireless network services, offering ubiquitous wireless coverage, and provide a single point of terminal management, customer support and transaction reporting. For strategically selected markets, we develop and deploy proprietary wireless hardware products designed to enable card acceptance at points-of-sale and non-conventional points-of-sale (such as vending machines and taximeters) with card acceptance. All of our efforts are aimed at providing the transaction processing industry with the speed, mobility, and cost savings of wireless and the ability to provide card acceptance to new market segments.

We have contracts with many of the industry’s resellers, including eight of the top 10 merchant acquirers as ranked in The Nilson Report. Our clients process the majority of all point-of-sale (“POS”) transaction activity in the United States and include: Bank of America, BuyPass, Cardservice International, CardSystems, Concord EFS, First Data Merchant Services, First Horizon, Global Payments, Heartland, Lynk Systems, MSI, National Processing Company, Paymentech, Vital, and many others.

SERVICES AND PRODUCTS

We derive revenue primarily from two sources: service revenues and product sales. Service revenues are generated from our Synapse Service. U.S. Wireless Data’s primary services are designed to be device-independent and serve multiple processors. Our clients are therefore generally able to support a variety of protocols, products and services. Revenue from product (equipment) sales are primarily derived from the sale of our proprietary Synapse Enabler and Synapse Adapter products, and, as these products send transactions through our Synapse Service, sales of these products are typically precursors to Synapse Service revenues. The following provides more details on our service and product offerings:

SynapseSM Wireless Services

For mobile merchants or merchants conducting business in temporary locations, wireless POS systems are an obvious solution, enabling card acceptance and delivering increased profits and greater customer satisfaction. We believe we are at the forefront of this payments revolution, providing certification of wireless credit card terminals from third-party manufacturers such as Linkpoint, Lipman, Thales, Ingenico, and others, to the Synapse host platform, which acts as a neutral gateway to payment processors such as Concord, First Data Merchant Services, Global Payments, Lynk, NPC, Paymentech, and Vital. This proprietary service allows credit card processing for vending machines, quick service restaurants (fast foods), taxis and limousines, in-home service providers, door-to-door sales, contractors, delivery services, sporting events, and outdoor markets. Our service is wireless carrier agnostic, providing a broad selection of wireless data networks including Motient’s DataTac network, the Cellular Digital Packet Data (“CDPD”) networks operated by AT&T Wireless, Verizon and Alltel, and Cingular’s Mobitex network. We are also in discussions with the leading wireless carriers and equipment manufacturers regarding next generation wireless technology, including CDMA and GPRS. Utilizing Synapse Services, businesses with locations throughout the United States can implement a wireless POS strategy using multiple networks and terminals to ensure optimal coverage.

Synapse Enabler™ for POS

The Synapse Enabler™ is a proprietary device that we developed for the purpose of converting non-wireless devices to a wireless medium. The product has applicability to many vertical markets, but a key advantage for the payments industry is the conversion of landline POS terminals to wireless. The Synapse Enabler with our proprietary T8 Hub can convert as many as eight dial-up POS terminals in one location to a single wireless connection. When compared to dialup connectivity, this affords the merchant less expensive installation, faster transactions, and lower operating costs, making it an ideal solution for queue-sensitive, multi-lane environments such as quick service restaurants (fast foods). When compared to leased line connectivity, the Synapse Enabler offers similar high-speed transaction processing with dramatically reduced monthly communications costs.

Currently, we have certified the Synapse Enabler with one of our largest processing clients who has deployed the system in a limited number of quick service restaurants in California and Florida. We are finalizing the commercialization of the product with their client for rollout to their sales channels.

Synapse Enabler™ for Vending

In addition to fixed-location, mobile, and portable wireless applications, we have made significant progress in integrating our propriety technology into devices such as vending machines to create new opportunities for card acceptance and other data transmission services. The Synapse Enabler has been integrated into various vending machines, such as the Dixie Narco and Vendo Round Front, Glass Front and High Visibility machines. Vending machines in certain cities have been retrofitted with the Synapse Enabler as part of a program for Pepsi-Cola North America (“Pepsi”) to introduce credit card payments for their vended products. Transactions are routed through the Synapse system for authorization and settlement. In addition to enabling card payments on vending machines, the Synapse Enabler communicates with the vending machine’s internal technology allowing it to send up to the minute information about inventory and the operational status of each vending machine to Synapse. This telemetric data is then provided to Pepsi and its bottlers through the Internet. Increased sales and margin through credit card acceptance, more efficiency in determining daily routes, and information designed to keep machines operating at peak performance are all expected results of Synapse Vending system.

In December 2002, we received “trademark authorization” from Pepsi for our wireless credit card processing solution for vending machines. The trademark authorization given by Pepsi authorizes our Synapse Enabler for deployment by Pepsi’s bottling partners in their vending machines throughout North America. The solution earned trademark authorization after nearly two years of development and testing in various locations. Pepsi bottlers have deployed over 1.3 million vending machines of which 650,000 are retrofittable with our technology. Another approximately 85,000 machines are deployed each year which may be retrofitted or have the technology installed at the manufacturer.

In addition, we have coordinated a Request for Proposal and response process on behalf of Pepsi for their card acceptance program. We are currently evaluating responses by prospective processors and continuing discussions, and we expect to assist Pepsi in selecting partners for these services in the near future. In addition, we have been instrumental in facilitating discussions between Pepsi and major card associations and wireless carriers for co-marketing purposes.

We are in discussions and working with various vendors to the vending industry for certain integrations and manufacturing. We are now in negotiations with Pepsi to finalize certain operational and commercialization arrangements governing the program.

While we await determination of the partners for full commercialization of the program and the final agreement with Pepsi, we continue to build and deploy units on a limited basis. As such, we recently delivered a few hundred units to Pepsi which we expect to be deployed in Las Vegas in the near future. Upon the deployment in Las Vegas, we will have approximately 500 units operating in five cities throughout the U.S.

Upon completion of the final agreement with Pepsi, we expect to receive various orders of unit deployments from Pepsi as we seek to ramp up to a steady deployment of units.

Synapse Enabler™ for Transportation

We have also integrated our Synapse Enabler solution into taximeters from Centrodyne and Pulsar, the two leading manufacturers of taximeters in North America. This wireless solution, called the CardMeter™ Wireless Taximeter, is currently in use by taxi companies in Dallas, Texas; Cincinnati, Ohio; and Providence, Rhode Island. The CardMeter solution offers such companies the opportunity to accept cards and get real-time authorizations in their taxicabs, which is fast, convenient, and safer because drivers carry less cash.

Synapse Wireless Payment Acceptance on Cell Phones, Pagers and PDA’s

We believe the market for card payments will become larger with the emergence of new wireless devices such as mobile phones, pagers, personal planners and organizers.

We are currently launching PowerSwipe, a new product by Creditel that attaches to Motorola telephones utilizing the Nextel network. The device will provide mobile workers with a device that lets them swipe a credit card and take payment with greater security, speed, and convenience while also having access to Nextel’s standard cell phone, two-way voice messaging and text messaging services. We believe that Creditel’s partnership with Nextel and Motorola is ideal for the launch of this solution in that their products and services are popular with fleet-based businesses. Nextel will sell the solution through their dealer network. Our Synapse Service provides Creditel with a payment gateway to various credit card processors and other services. In addition, we expect to be the exclusive reseller of the solution through the payments industry. Device trials included payment acceptance for food and beverages in the club seats of the recent Super Bowl and in kiosks and merchandise tents surrounding the Pro Bowl.

Synapse Adapter™ for POS or ATMs

The Synapse Adapter™ is a proprietary device utilizing patented dial tone-emulation technology licensed from AT&T Wireless Services to provide our clients with a seamless “plug and play” solution for the conversion of dial-up POS terminals to a high speed, lower cost, wirelessly-enabled device based on the CDPD wireless network.

The Synapse Adapter also makes it easy for the operators of dial-up ATMs to utilize wireless technology. Typically, dial-up ATMs are placed in “off premise” locations such as convenience stores, supermarkets, and shopping malls. To install a dial-up ATM, a phone line must be ordered from the local phone company and, after waiting days or weeks, when the line is installed the ATM can be deployed. With the Synapse Adapter, dial-up ATMs can be placed immediately, without the wait or cost of installing a new phone line. Once installed using the Synapse Adapter, the ATM can be relocated quickly and easily. Additionally, based on the monthly cost of a phone line, the Synapse Adapter generally offers the opportunity to reduce operating costs.

AT&T Wireless has announced that it intends to transition from its current CDPD data service to its next generation GPRS data service. Specifically, AT&T Wireless stated that, as of March 31, 2003, they will no longer activate any new accounts on CDPD, and that they intend to completely shutdown their CDPD network in June 2004. Currently, CDPD is supported by several carriers, including AT&T Wireless, Verizon, Alltel, Cingular, and Dobson Communications. Even though AT&T Wireless’ decision to withdraw its CDPD service will geographically diminish CDPD availability, the other carriers, although expected to eventually migrate to next generation service, have not announced any plans to shut down their CDPD networks. Our Synapse Adapter product is CDPD based, and certain third party products used on our service are also CDPD based. We are currently exploring our options with AT&T and other carriers. The useful life of this product and other CDPD based terminals are dependent on the availability of CDPD service.

Other Services

We may also provide merchants and their processing companies with customized solutions or other services.

Discontinued Operations

During May 2002, we developed a formal plan to sell our wholly owned subsidiary, NXT Corporation (“NXT”). Effective as of the close of business on August 31, 2002, we sold, for $5 million in cash, substantially all of the operating assets and operating obligations associated with NXT to Paymentech, L.P. NXT provides data services and landline-based connectivity for credit-card transaction processing. In accordance with generally accepted accounting principles, we classified NXT as a discontinued operation in this report, and have eliminated NXT from the discussion that follows except as indicated.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

KEY METRICS

We utilize several basic performance metrics to measure the progress of our operations. Some of the metrics we rely upon include: (1) the number of active sites that can process transactions through our hosts; (2) the gross number of active sites that are added to our system; (3) the number of transactions processed through our hosts; (4) the number of units of USWD products sold; and (5) Adjusted EBITDA — Earnings before interest, taxes, depreciation, amortization and other non-cash items.

Active Sites

Active sites have grown to over 18,700 as of December 31, 2002, an increase of over 8,700 or 87% from the same date of the prior year.

Gross Activations

Gross activations for the three and six months ended December 31, 2002, were 3,400 and 7,100, compared to 2,700 and 5,000 for the same periods in the prior year. This represents a 26% and 42% increase, respectively.

Transactions

Transactions processed for the three and six months ended December 31, 2002, were approximately 1,763,000 and 3,536,000, an increase of 688,000 or 64%, and 1,465,000 or 71% from the same periods in the prior fiscal year. This increase was primarily due to the growth in active sites.

Product Sales in Units

Product sales in units for the three and six months ended December 31, 2002 were 265 and 393, a decrease of 108 units or 29% and 1,081 units or 73% from the same periods of the prior fiscal year. The decrease was attributed to the lack of sales for the Synapse Adapter. Our Synapse Adapter generally provides for the conversion of certain conventional dial-up POS terminals and dial-up ATMs to high speed, low cost wirelessly enabled devices. Product sales in units also reflect sales of our Synapse Enabler. Our Synapse Enabler was developed to convert POS terminals or non-wireless devices to accept credit cards wirelessly, including vending machines, taximeters, and other integrated devices. Sales of the Synapse Enabler increased by 70 units to 71 units and by 228 units to 333 units for the three and six months ended December 31, 2002, respectively.

Adjusted EBITDA

Adjusted EBITDA is included in a later discussion below.

REVENUE

We derive revenue primarily from two sources: service revenues and product sales. Service revenues consist of: (a) one-time, non-refundable service activation fees; (b) monthly minimum subscription fees for the availability of service; (c) fees for transactions delivered on wireless or other methods through our hosts; and (d) other fees, including administration and other fees for certain wireless services and certain charges for telecommunications connections between us and a party. Service revenues are generated from our Synapse Service. Most U.S. Wireless Data services are designed to be device-independent and serve multiple processors. Our clients are therefore generally able to support a variety of protocols, products and services. Product sales are primarily derived from the sale of our proprietary Synapse Enabler and Synapse Adapter products.

Total Revenues

Total revenues were $899,000 and $ 1,683,000 for the three and six months ended December 31, 2002, as compared to $557,000 and $1,279,000 for the respective periods in the prior fiscal year. This improvement from the prior fiscal year represents a 61% increase for the three month period and a 32% increase for the six month period. The increase is primarily attributed to the higher recurring service revenues from the growth in the number of active sites. This increase was partially offset by the decrease in product sales for the six month period this year. Revenues are discussed in more detail below.

The following table sets forth, for the periods indicated, certain financial data as percentages of our total revenues:

                             For the three months ended    For the six months ended
                                      December 31,              December 31,
                             --------------------------    ------------------------
                                   2002         2001           2002       2001
                                   ----         ----           ----       ----
Revenues
  Activation fees                    8%           13%           10%        11%
  Monthly fees                      65%           59%           66%        48%
  Transaction fees                   5%            5%            7%         5%
  Other fees                         7%            0%            5%         0%
                                   ---           ---           ---        ---
    Total service revenues          85%           77%           88%        64%

Product sales                       15%           23%           12%        36%
                                   ---           ---           ---        ---
Total revenues                     100%          100%          100%       100%
                                   ===           ===           ===        ===

Service Revenues

Revenue from services for the three and six months ended December 31, 2002 increased to $764,000 and $1,481,000 from $428,000 and $819,000 during the same periods in the prior fiscal year, a $336,000 or 79% and $662,000 or 81% increase.

Activation Fees. Revenue from activation fees, which represents the amortization of fees generated from activations of new sites added through our proprietary Synapse service, was $71,000 for the three months ended December 31, 2002, a $1,000 or 1% decrease as compared to the same period in the prior fiscal year. Activation revenue for the six months ended December 31, 2002 was $176,000, a $34,000 or 24% increase as compared to the same period in the prior fiscal year. The increase for the six months ended December 31, 2002 is a direct result of the increase in the number of new sites added and the applicable rate charged to each client. The amortization of revenue from activation fees for the current periods as compared to the same periods of the prior year were reduced by an increase in the amortization period effective July 1, 2002, resulting from an increase of our estimate of the expected life of an activation.

Monthly Fees. Revenue from recurring monthly fees, which is generated from the number of active sites that can process transactions through our Synapse Service, was $583,000 for the three months ended December 31, 2002, a $258,000 or 80% increase as compared to the same period in the prior fiscal year. Monthly fee revenue for the six months ended December 31, 2002 was $1,109,000, a $494,000 or 80% increase as compared to the same period in the prior fiscal year. The increase is a direct result of the increase in the number of active sites. The number of active sites by client and the applicable rate charged to each client also affects aggregate monthly fees.

Transaction Fees. Revenue from transaction fees for the three months ended December 31, 2002 was $50,000, compared to $30,000 during the same period in the prior fiscal year, a $20,000 or 67% increase. Transaction revenue for the six months ended December 31, 2002 was $113,000, compared to $60,000 during the same period in the prior fiscal year, a $53,000 or 88% increase. The increase is a direct result of the increase in the volume of transactions due primarily to the growth in the number of active sites. The number of active sites by client and the applicable rate charged to each client also affects aggregate transaction fees.

Other Fees. Revenue from other fees for the three months ended December 31, 2002 was $60,000, compared to $1,000 during the same period in the prior fiscal year, a $59,000 increase. Revenue from other fees for the six months ended December 31, 2002 was $83,000, compared to $2,000 during the same period in the prior fiscal year, an $81,000 increase. The increase is a result of certain administrative and other charges to certain clients.

Product Sales

Product sales are primarily derived from the sale of our proprietary wireless devices, the Synapse Enabler and the Synapse Adapter. Revenue from product sales increased for the three months ended December 31, 2002 to $135,000 from $129,000 during the same period in the prior fiscal year, a $6,000 or 5% increase. For the six months ended December 31, 2002, product sales decreased to $202,000 from $460,000 during the same period in the prior fiscal year, a $258,000 or 56% decrease. The decrease was attributed to the lack of sales of the Synapse Adapter, partially offset by sales of the Synapse Enabler. See Gross Profit below for a further discussion regarding the Synapse Adapter.

GROSS PROFIT

Gross profit consists of revenues, net of direct costs of sales. Costs of revenues consist primarily of the cost for the initial setup and ongoing communications costs associated with terminals connected through Synapse, costs of production of products such as the Synapse Adapter and Enablers, and certain carrier and other costs. Total gross profit for the three months ended December 31, 2002 was $30,000, compared to $231,000 for the same period in the prior fiscal year, a $201,000 or 87% decrease. Total gross profit for the six months ended December 31, 2002 was $430,000, compared to $558,000 for the same period in the prior fiscal year, a $128,000 or 23% decrease. This decrease in total gross profit for the three and six months ended December 31, 2002 was primarily due to a write-down of our inventory of Synapse Adapters and other CDPD based inventory. Without the write-down of the CDPD based inventory, gross profit for the three and six months ended December 31, 2002 would have been $363,000 and $763,000, an increase of $132,000 or 57%, and $205,000 or 37%, over the same periods in the prior fiscal year. This improvement in total gross profit for the three and six months ended December 31, 2002 over the same periods in the prior fiscal year was attributed to volume increases in new activations of Synapse services and the growth of active sites for Synapse services. For the six month period the increase was partially offset by the decrease in product sales.

Product sales of the Synapse Adapter trailed off substantially from the prior year as we found it challenging to get clients to commit to purchases. This product is based on the CDPD wireless medium, which has certain coverage issues in various markets and which the existing wireless carriers will ultimately migrate away from as they move to next generation mediums. AT&T Wireless stated that, as of March 31, 2003, they will no longer activate any new accounts on CDPD, and that they intend to completely shutdown their CDPD network in June 2004. As a result, in the quarter ended December 31, 2002, we recorded a charge of $333,000 to completely write-off our inventory of Synapse Adapters and other CDPD based inventory.

Gross profit from services for the three months ended December 31, 2002 was $360,000, compared to $211,000 for the same period in the prior fiscal year, a 71% increase. Gross profit from services for the six months ended December 31, 2002 was $755,000, compared to $435,000 for the same period in the prior fiscal year, a 74% increase. The improvement in gross profit from services is discussed in the previous paragraph.

Gross profit from product sales for the three months ended December 31, 2002 was a loss of $330,000, compared to a profit of $20,000 for the same period in the prior fiscal year, a $350,000 decrease. Gross profit from product sales for the six months ended December 31, 2002 was a loss of $325,000, compared to a profit of $123,000 for the same period in the prior fiscal year, a $448,000 decrease. A significant portion of the decrease is due to the write-down of the CDPD related inventory of $333,000 in the quarter ending December 31, 2002. Without including the inventory write-down, gross profit from product sales for the three months ended December 31, 2002 would have been $3,000, compared to $20,000 for the same period in the prior fiscal year, an 85% decrease and gross profit from product sales for the six months ended December 31, 2002 would have been $8,000, compared to $123,000 for the same period in the prior fiscal year, a 94% decrease. The decrease in gross profit from product sales is discussed in the first paragraph of this section.

GROSS MARGIN

The following table sets forth, for the periods indicated, certain financial data as percentages of our total revenue:

                             For the three months ended    For the six months ended
                                      December 31,              December 31,
                             --------------------------    ------------------------
                                   2002         2001           2002       2001
                                   ----         ----           ----       ----
Gross margin
   Services                        47.1%        49.3%          51.0%      53.1%
   Product sales                 (244.4)%       15.5%        (160.9)%     26.7%
Total gross margin, including
  inventory write-down              3.3%        41.5%          25.5%      43.6%
Total gross margin, excluding
  inventory write-down             40.4         41.5%          45.3       43.6%

Total gross margin (gross profit as a percentage of total revenues) for the three months ended December 31, 2002 decreased to 3.3% from 41.5%. A large portion of this decrease was due to the write-down of inventory. Excluding the inventory write-down, total gross margin for the three months ended December 31, 2002 would have decreased to 40.4% from 41.5% for the same period in the prior fiscal year. This decrease was attributed to lower margin product revenues as well as changes in customer pricing plans that led to lower service margins. Total gross margin for the six months ended December 31, 2002 decreased to 25.5% from 43.6%. The decrease was caused by the write-down of inventory. Excluding the write-down of inventory, total gross margin for the six months ended December 31, 2002 would have increased to 45.3% from 43.6% for the same period in the prior fiscal year. This increase in gross margin for the six month period was primarily attributed to the greater percentage of total revenue from monthly fees due to the growth in active sites and the decrease in product sales.

Gross margin from services was 47.1% for the three months ended December 31, 2002 compared to 49.3% for the same period in the prior fiscal year. Gross margin from services was 51.0% for the six months ended December 31, 2002 compared to 53.1% for the same period in the prior fiscal year. This reduction was primarily attributed to the mix of rates charged to our clients, including a reduction in rates for a large client, and the associated number of active sites for each client.

Gross margin from product sales was (244.4)% for the three months ended December 31, 2002 compared to 15.5% for the same period in the prior fiscal year. Excluding the inventory write-down, gross margin from product sales would have been 2.2% for the three months ended December 31, 2002 compared to 15.5% for the same period in the prior fiscal year. Gross margin from product sales was (160.9)% for the six months ended December 31, 2002 compared to 26.7% for the same period in the prior fiscal year. Excluding the inventory write-down, gross margin from product sales would have been 4% for the six months ended December 31, 2002 compared to 26.7% for the same period in the prior fiscal year. The decrease is primarily attributed to the substantial reduction of sales of the Synapse Adapter and the increased sales of the Synapse Enabler. Certain initial deployments of the Synapse Enabler were sold at reduced margins.

OPERATING EXPENSES

Total operating expenses for the three months ended December 31, 2002 decreased to $3,457,000 from $3,672,000, a decrease of $215,000 or 6% compared to the same period in the prior fiscal year. Total operating expenses for the six months ended December 31, 2002 decreased to $6,028,000 from $8,359,000, a decrease of $2,331,000 or 28% compared to the same period in the prior fiscal year. The decrease was due to cost reduction efforts and efficiency gains, including reductions in staff, as well as the reduction in the amortization expense recorded in relation to goodwill and intangible assets. A portion of the decrease in expenses was offset by an impairment charge of $836,000 in the quarter ended December 31, 2002 against intangible assets relating to our acquisition of Cellgate Technologies, Inc. (“Cellgate”). In November 2002, we instituted an additional cost reduction plan, which was primarily comprised of salary and headcount reductions. These cost savings are partially reflected in the decrease in operating expenses for the three and six month periods ended December 31, 2002.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of salaries and benefits for sales, general and administrative personnel, advertising and promotion expenses, professional fees, occupancy and general office expenses, travel expenses, other general corporate purposes, and non-cash compensation of directors. Selling, general, and administrative expenses excluding non-cash compensation of directors, were $1,928,000 and $3,789,000 for the three and six months ended December 31, 2002 compared to $2,289,000 and $4,953,000 for the same periods in the prior fiscal year, a $361,000 or 16% decrease and a $1,164,000 or 24% decrease, respectively. The decrease is primarily attributed to the reduction of staff and our continued cost reduction efforts.

The amortization of non-cash compensation of directors of $281,000 and $563,000 for the three and six months ended December 31, 2002 decreased $94,000 or 25%, and $184,000 or 25% from the same periods in the prior fiscal year. The decrease was primarily related to the elimination of the non-cash compensation amortization related to the resignation of a director on March 7, 2002 who had received options in March 2000.

Selling, general and administrative expenses including non-cash compensation of directors, were $2,209,000 for the three months ended December 31, 2002 compared to $2,664,000 for the same period in the prior fiscal year, a $455,000 or 17% decrease. Selling, general and administrative expenses including non-cash compensation, were $4,352,000 for the six months ended December 31, 2002 compared to $5,700,000 for the same period in the prior fiscal year, a $1,348,000 or 24% decrease.

Research and Development Expenses

Research and development expenses consist primarily of engineering personnel costs for research, design and development of the proprietary technology we use to integrate and develop our products and services. Research and development expenses decreased to $143,000 for the three months ended December 31, 2002 compared to $304,000 for the same period in the prior fiscal year, a $161,000, or 53% decrease. Research and development expenses decreased to $302,000 for the six months ended December 31, 2002 compared to $614,000 for the same period in the prior fiscal year, a $312,000, or 51% decrease. The decrease is primarily the result of a reduction in the number of employees.

Depreciation and Amortization

Amortization of intangibles includes amortization of goodwill, acquired workforce and intellectual property, including core technology, customer relationships and contract rights. Amortization of goodwill and intangibles were $66,000 and $132,000 for the three and six months ended December 31, 2002, compared with $520,000 and $1,040,000 for the same periods in the prior fiscal year, a $454,000 or 87% decrease and a $908,000 or 87% decrease, respectively. For the three and six months ended December 31, 2001, a significant part of the amortization included amortization relating to goodwill and intangibles generated by the previous acquisitions of NXT and Cellgate. As a result of the sale of NXT and a write-down of $5,701,000 at June 30, 2002 of goodwill and intangibles related to our acquisition of Cellgate, remaining intangible assets of $1,059,000 at the end of the fiscal year ended June 30, 2002, were being amortized over a four year remaining life.

Depreciation and amortization of fixed assets, leasehold improvements and capitalized software were $203,000 and $406,000 for the three and six months ended December 31, 2002, compared with $184,000 and $380,000 for the same periods in the prior fiscal year, a $19,000 or 10% increase and a $26,000 or 7% increase. We anticipate a decrease in depreciation and amortization of fixed assets, leasehold improvements, and capitalized software as we expect minimal outlays for capital expenditures over the next year.

Restructuring Charge

During the fourth quarter of the fiscal year ended June 30, 2001, we recorded a restructuring charge of $2,400,000 related to the consolidation and relocation of our former Bethesda, Maryland network operations center with our research and development and operations center, located in Palmer Lake, Colorado. In addition, we recorded pretax charges totaling $625,000 or $0.05 per share in the first quarter of the fiscal year ended June 30, 2002, related to severance payments to employees and benefits. During the fourth quarter of the fiscal year ended June 30, 2002, we reevaluated the balance of the restructuring accrual as the Bethesda facility sublease was completed. It was determined that in connection with vacating the Bethesda office, we underestimated potential sublease income and overestimated related costs. Accordingly, we reduced the restructuring accrual by $714,000.

Provided below is an analysis of the changes in the restructuring accrual during the period indicated:

         Balance at June 30, 2002                             $   949,000
         Charges against accrual (Bethesda
              rent payments, severance and
              benefit payments)                                  (187,000)
                                                               ----------
         Balance at December 31, 2002                             762,000
         Less current portion                                    (138,000)
                                                               ----------
         Balance at December 31, 2002
             less current portion                             $   624,000
                                                               ==========

The balance of the restructuring charge accrual will be paid over the remaining lease term of our former Bethesda office which expires in July 2009.

Impairment of Intangible Assets

As discussed earlier in the “Gross Profit” discussion above, product sales of the Synapse Adapter are minimal and our expectation of future sales is the same. In the fourth quarter of the year ended June 30, 2002, we recorded an impairment charge of $5.7 million on goodwill and other intangibles to write-down our value of these acquired assets to the fair value of the net amount we expected to realize over the remaining expected life of this product. As discussed earlier, the remaining useful life of CDPD based products is limited. Accordingly, we recorded an additional impairment charge of $836,000 for the quarter ended December 31, 2002. The remaining value of intangibles of $91,000 as of December 31, 2002 will be amortized over their estimated remaining life of one year.

OTHER

Interest income for the three months ended December 31, 2002 was $17,000, compared to $70,000 for the same period in the prior fiscal year. Interest income for the six months ended December 31, 2002 was $29,000, compared to $220,000 for the same period in the prior fiscal year. Interest income decreased due to lower cash balances invested corresponding with the utilization of cash to fund our business and the decline in interest rates over the period.

Interest expense for the three months ended December 31, 2002 was $20,000, compared to $81,000 for the same period in the prior fiscal year. Interest expense for the six months ended December 31, 2002 was $79,000, compared to $171,000 for the same period in the prior fiscal year. The decrease in interest expense was primarily related to the reduced principal balance of a capital lease for Synapse Adapters assumed with the acquisition of Cellgate.

Other income (expense), net for the three months ended December 31, 2002 was a net income of $28,000, compared to net expense of $27,000 for the same period in the prior fiscal year. Other income (expense), net consists primarily of: (a) rental income for sublet facilities of $33,000 for the three months ended December 31, 2002 compared to $0 for the same period in the prior fiscal year, a $33,000 increase due to the sublet of a portion of the Company’s current offices in New York; (b) income relating to a transition services agreement that was executed in connection with the sale of NXT of $86,000 for the three months ended December 31, 2002 and $0 for the same period in the prior fiscal year; (c) expense of $46,000 for the three months ended December 31, 2002 and $0 for the same period in the prior fiscal year relating to withholding taxes on additional shares issued to certain former shareholders of NXT; and (d) tax expense for the three months ended December 31, 2002 of $45,000 compared to $27,000 for the same period in the prior fiscal year, a $18,000 increase due to an increase in accruals for certain state and local taxes.

Other income (expense), net for the six months ended December 31, 2002 was a net expense of $29,000, compared to net income of $34,000 for the same period in the prior fiscal year. Other income (expense), net consists primarily of: (a) rental income for sublet facilities of $45,000 for the six months ended December 31, 2002 compared to $64,000 for the same period in the prior fiscal year, a $19,000 decrease due to a sublet termination which occurred simultaneously with the expiration of the lease for the facility, partially offset by sublet of a portion of the Company’s current offices in New York; (b) income relating to a transition services agreement that was executed in connection with the sale of NXT of $111,000 for the six months ended December 31, 2002 and $0 for the same period in the prior fiscal year; (c) expense of $46,000 for the six months ended December 31, 2002 and $0 for the same period in the prior fiscal year relating to withholding taxes on additional shares issued to certain former shareholders of NXT; and (d) tax expense for the six months ended December 31, 2002 of $137,000 compared to $30,000 for the same period in the prior fiscal year, a $107,000 increase due to the amortization of an accrual for corporation franchise taxes for Delaware and an increase in accruals for certain state and local taxes.

LOSS FROM CONTINUING OPERATIONS

Loss from continuing operations of $3,402,000 for the three months ended December 31, 2002 decreased $77,000 or 2% from the same period in the prior fiscal year. Loss from continuing operations of $5,677,000 for the six months ended December 31, 2002 decreased $2,041,000 or 26% from the same period in the prior fiscal year. The decrease in loss was primarily attributed to the realization of the cost reduction efforts and efficiency gains, the reduction in the amortization expense recorded in relation to goodwill and intangible assets, as well as overall increased service revenues, partially offset by one-time charges for the write-down of inventory and the impairment of intangible assets.

DISCONTINUED OPERATIONS

Income (loss) from discontinued operations represents the net results of our wholly-owned subsidiary, UNS Corporation (formerly, NXT). During May 2002, we developed a formal plan to sell NXT. As previously disclosed, effective as of the close of business on August 31, 2002, we sold substantially all of the operating assets and operating obligations associated with NXT. NXT provides data services and landline-based connectivity for credit-card transaction processing. The decrease in net results for the three months ended December 31, 2002 to a loss of $9,000 from income of $147,000 was due to a few remaining expenses after the sale of NXT, compared to operating results for the same period in the prior fiscal year. The increase in net results for the six months ended December 31, 2002 to income of $363,000 from a loss of $171,000 was due primarily to growth in the number of transactions processed, reductions in telecommunications costs from third parties, the successful implementation of our integration and consolidation plan of the acquisition of NXT in November 2000 and other cost reduction efforts.

For the three months ended December 31, 2002, loss on sale of discontinued operations of $7,000 was due to additional transaction costs associated with the sale of NXT. For the six months ended December 31, 2002, gain on sale of discontinued operations of $133,000 represents the reversal of an accrued vendor obligation that was waived as a result of the sale of NXT, partially offset by additional transaction costs associated with the sale.

NET LOSS

For the three months ended December 31, 2002, net loss totaled $3.42 million or $0.23 per share, as compared to a net loss of $3.33 million or $0.27, for the same period in the prior fiscal year. For the six months ended December 31, 2002, net loss totaled $5.18 million or $0.34 per share, as compared to a net loss of $7.89 million or $0.67, for the same period in the prior fiscal year.

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

We use a modified version of EBITDA (“Adjusted EBITDA”) as an internal measure of operating performance, which is net loss excluding net interest, other income, taxes, depreciation and amortization, non-cash compensation of directors and certain other nonrecurring items. Adjusted EBITDA loss for the three months ended December 31, 2002 was $1.71 million or $0.11 per share as compared to the same period in the prior fiscal year of $2.36 million or $0.19 per share. Adjusted EBITDA loss for the six months ended December 31, 2002 was $3.33 million or $0.22 per share as compared to the same period in the prior fiscal year of $5.01 million or $0.43 per share. This improvement in Adjusted EBITDA loss of $.65 million or approximately 28%, and $1.68 million or approximately 34%, for the comparative three and six month periods in the prior fiscal year, respectively, is primarily attributed to the increase in revenues and a reduction of cost of revenues and operating expenses as discussed in prior sections.

The following table sets forth, for the periods indicated, the reconciliation of net loss to Adjusted EBITDA:

                                       For the three months ended    For the six months ended
                                                December 31,              December 31,
                                       --------------------------    ------------------------
                                             2002         2001           2002        2001
                                             ----         ----           ----        ----
Net loss                             $(3,418,000)  $(3,332,000)    $(5,181,000) $(7,889,000)
Non-cash compensation of directors       281,000       375,000         563,000      747,000
Depreciation and amortization            269,000       704,000         538,000    1,420,000
Restructuring expense                       --           --              --         625,000
Impairment of intangible assets          836,000         --            836,000        --
Write-down of inventory                  333,000         --            333,000        --
(Income) loss from discontinued
     operations                            9,000      (147,000)       (363,000)     171,000
Gain (loss) on sale of discontinued
     operations                            7,000         --           (133,000)       --
Net interest and other                   (25,000)       38,000          79,000      (83,000)
                                      ----------     ---------       ---------    ---------
Adjusted EBITDA loss                 $(1,708,000)  $(2,362,000)    $(3,328,000) $(5,009,000)
                                      ==========     =========       =========    =========

Adjusted EBITDA loss per share       $    (0.11)   $     (0.19)    $     (0.22) $     (0.43)
                                      ==========     =========       =========    =========

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Since our inception we have incurred significant losses and negative cash flow (assuming the positive cash flow from capital transactions are excluded). As of December 31, 2002, we had an accumulated deficit of approximately $138 million.

At December 31, 2002 our principal source of liquidity was $3.08 million in cash and cash equivalents. Although we completed the disposition of substantially all of the assets of NXT in August 2002, pursuant to the terms of the original NXT acquisition agreement we issued 2,242,000 shares of our common stock in December 2002 and paid additional cash consideration of $500,000 in January 2003 to the parties from whom we originally acquired NXT. At January 31, 2003, cash and cash equivalents aggregated approximately $2.22 million.

Paymentech is obligated under the Asset Purchase Agreement of NXT, subject to certain conditions in such agreement, to purchase goods or services from us or our affiliates over a three (3) year period commencing September 1, 2002, in an amount aggregating at a minimum $3,472,500, with Paymentech obligated to pay us at least $1,000,000 during the first year, in installments of $83,333 per month, at least $1,150,000 during the second year, in installments of $95,833 per month, and at least $1,322,500 during the third year, in installments of $110,208. In addition, we believe we will continue to receive approximately $30,000 per month for maintaining certain NXT assets located at our facilities and providing certain services during a transition anticipated to be completed by March 31, 2003.

We anticipate our negative cash flow will continue to improve on a quarterly basis. A large percentage of our operating expenses are fixed and we expect to continue increasing our revenues without incurring significant increases in operating expenses. We are also focused on conserving cash and improving our cash flow through growth in the number of active sites and various product sales, including revenues from services and products for vending, and a continued reduction in cash expenses.

Based on our current estimates of revenue levels, operating costs and other cash inflows and outlays, we do not believe we will have cash balances adequate for us to achieve positive cash flow from operations or achieve our business plan without a capital infusion within the next four to six months. Our concerns about capital may lead us to take additional steps to cut costs and, depending on whether we are successful in our efforts to raise additional capital, may require us to eliminate or curtail certain of our projects and take additional steps to conserve cash that may adversely affect our operations.

In connection with our efforts to raise capital, we have hired investment bankers. We are exploring a number of alternatives for raising additional capital, including debt or equity financings and strategic investments by our key business partners. Some of the alternatives that we are pursuing may be non-dilutive to existing shareholders. However, if we raise additional funds on an equity basis from other than a strategic partner, extensive dilution to existing shareholders may occur in light of the “full ratchet” antidilution provisions of our Series C preferred stock and the related warrants. We cannot be certain whether additional capital will be available when needed, or on acceptable terms. If we are unable to obtain additional capital as needed, we may reduce the scope of our operations or cease operations, which will have a material adverse effect on our operations.

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

Seasonal Variation of Business

We anticipate that the recurring revenue generated from monthly fees under our Synapse service offerings will be relatively immune to seasonal variations, although we expect that transaction related revenue will reflect seasonal variations paralleling consumer spending patterns, generally increasing somewhat during the holiday and travel seasons. Gross activations may slow during the holiday season as well, due to the reluctance of merchants to change processors during premier shopping seasons and the general industry freeze on new systems implementations during that season.

Historical Cash Flows

For the six months ended December 31, 2002, cash increased by $220,000 to $3,082,000. For the six months ended December 31, 2001, cash decreased by $9,135,000 to $9,070,000.

Net cash used in operating activities was $3,429,000 during the six months ended December 31, 2002. This primarily consisted of net operating losses, decreases in accrued liabilities and accounts payable, and charges against the restructuring accrual, partially offset by non-cash charges for depreciation and amortization, non-cash compensation for directors and consulting, the losses related to the inventory write-down and impairment of intangible assets, and a decrease in accounts receivable. Net cash used in operating activities was $5,998,000 during the six months ended December 31, 2001. This primarily consisted of net operating losses and an increase in inventory, partially offset by non-cash charges for depreciation and amortization, and non-cash compensation for directors and an increase in accounts payable.

Net cash provided by investing activities was $75,000 for the six months ended December 31, 2002. This was primarily comprised of a decrease in restricted cash. Net cash used in investing activities was $2,753,000 for the six months ended December 31, 2001. This amount primarily consists of cash which was paid to Cellgate Technologies LLC under the purchase agreement.

Net cash provided by financing activities for the six months ended December 31, 2002 of $3,574,000 was primarily comprised of the net proceeds from the sale of NXT, partially offset by payments under capital leases. Net cash used in financing activities for the six months ended December 31, 2001 of $384,000 was comprised of payments under capital leases.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (“SEC”) has requested that all registrants list their three to five most “critical accounting policies” in the Management’s Discussion and Analysis section. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following three accounting policies fit this definition:

Intangibles and Recovery of Long-Lived Assets

Cost in excess of the fair value of tangible and identifiable intangible net assets acquired is amortized on a straight-line basis over four years. Identifiable intangible net assets consist of completed technology, assembled workforce, trademarks, and acquired customers. We evaluate whether there has been an impairment in any of our long-lived assets on an annual basis or if certain circumstances indicate that a possible impairment may exist. An impairment in value exists when the carrying value of a long-lived asset exceeds its undiscounted cash flow. If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value.

Prior to July 1, 2001, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” our policy was to review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment in value was considered to have occurred when the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. The measurement of the impairment loss to be recognized is based upon the difference between the future cash flows and the carrying amount of the assets.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, which we adopted on July 1, 2002. As a result of the write-off of all goodwill during the year ended June 30, 2002, the adoption of SFAS No. 142 did not have an impact on the Company. The remaining intangibles at June 30, 2002 shall be subject to the impairment provisions of SFAS No. 144. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to the fourth quarter of fiscal year 2002 in the Company’s Consolidated Statement of Operations do not reflect the effect of SFAS No. 142, and accordingly, the three and six month periods ended December 31, 2001 included amortization expense relating to goodwill of $102,000 and $204,000, respectively. Excluding goodwill amortization, the pro forma net loss for the three and six months ended December 31, 2001, would have been $3.23 million and $7.68 million or $0.26 and $0.65 per share, respectively.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. This Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 in the first quarter of the fiscal year ending June 30, 2002. The initial adoption of SFAS No. 144 did not have an impact on our financial condition or results of operations.

Inventory Valuation

Inventory is stated at the lower of cost or market, cost being determined by the first-in, first-out method. In the second half of the fiscal year ended June 30, 2002, product sales of the Synapse Adapter trailed off substantially as we found it challenging to get clients to commit to purchases. We instituted alternative strategies to improve sales which had been unsuccessful in moving any significant volume of units. This product is based on the CDPD wireless medium, which has certain coverage issues in various markets and which the existing wireless carriers will ultimately migrate away from as they move to next generation mediums. In the fourth quarter of the year ended June 30, 2002, we took a charge of $3.48 million to write-down our inventory of Synapse Adapters to the cost value of the number of units we expected to realize over the remaining expected life of this product. AT&T Wireless recently stated that as of March 31, 2003, they will no longer activate any new accounts on CDPD, and that they intend to completely shutdown their CDPD network in June 2004. As a result, in the quarter ended December 31, 2002, we recorded a charge of $333,000 to completely write-off the remaining inventory of Synapse Adapters and other CDPD based inventory.

Revenue Recognition

We derive revenue primarily from two sources: service revenues and product sales. Service revenues consist of: (a) one-time, non-refundable service activation fees; (b) monthly minimum subscription fees for the availability of service; (c) fees for transactions delivered on wireless or other methods through our hosts; and (d) other fees, including administration and other fees for certain wireless services and certain charges for telecommunications connections between us and a party. Service revenues are generated from our Synapse Service. Most U.S. Wireless Data services are designed to be device-independent and serve multiple processors. Our clients are therefore generally able to support a variety of protocols, products and services. Product sales are primarily derived from the sale of our proprietary Synapse Enabler and Synapse Adapter products.

Revenue is recognized when earned. More specifically, revenue related to providing services and sales of our products are as follows:

Services. Service revenues are recognized as services are provided. On July 1, 2000, we adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. Activation fee revenue is recognized ratably over the estimated average life of a customer contract.

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

On October 1, 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.”  SFAS No. 147 removes acquisitions of financial institutions from the scope of FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation No. 9, “Applying APB Opinion Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method,” and requires that those transactions be accounted for in accordance with FASB Statements Nos. 141 and 142. Additionally, this Statement amends FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets.  Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. This statement became effective on October 1, 2002 and did not have a material impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based employee compensation.  Both of those methods avoid the ramp-up effect arising from prospective application of the fair value based method.  In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, this Statement does not permit the use of the original Statement 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. Management has not determined the impact of this Statement on Company’s results of operations or financial position.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on February 12, 2003, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to legal proceedings arising in the ordinary course of our business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2002 Annual Meeting of Stockholders was held at the offices of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., 666 Third Avenue, New York, New York 10017 at 3:00 p.m., Eastern time, on Tuesday, December 17, 2002.

The following matters were voted upon at the Annual Meeting of Stockholders, at which there was a quorum:

1) Election of a Board of Directors for One Year Terms:

The following individuals were elected by vote of a majority of the Common Stockholders present or represented by proxy to a one-year term on the Board of Directors:

                               Votes For      Votes Against  Votes Abstained
                               ---------      -------------  ---------------
Dean M. Leavitt               12,946,581          356,472          --
Amy L. Newmark                13,233,086           69,967          --
Chester N. Winter             13,233,086           69,967          --

The following individuals were elected by vote of a majority the Series C Preferred Stockholders present or represented by proxy to a one-year term on the Board of Directors:

                               Votes For      Votes Against  Votes Abstained
                               ---------      -------------  ---------------
Edwin M. Cooperman             3,279,590           50,000          --
Barry A. Kaplan                3,279,590           50,000          --

2) Adoption of the Company's 2002 Stock Option Plan:

                         Votes For    Votes Against  Votes Abstained   Non-votes
                         ---------    -------------  ---------------   ---------
Common Stockholders      4,818,427       957,403          16,079       7,511,144
Preferred Stockholders   2,926,590       650,000          50,000          --
                         ---------     ---------         -------       ---------
   Total votes           7,448,017     1,607,403          66,079       7,511,144

By a vote of the majority of the Common and Series C Preferred Stockholders together present or represented by proxy, the Company’s 2002 Stock Option Plan was adopted.

3) Ratification of Deloitte & Touche LLP as Independent Auditors and Public Accountants:

                         Votes For    Votes Against  Votes Abstained   Non-votes
                         ---------    -------------  ---------------   ---------
Common Stockholders      13,294,235       3,993            4,825         --
Preferred Stockholders    3,321,257         --             8,333         --
                         ----------       -----           ------       -------
   Total votes           16,615,492       3,993           13,158         --

By a vote of the majority of the Common and Series C Preferred Stockholders together present or represented by proxy, Deloitte & Touche LLP was ratified as Independent Accountants to the Company.

ITEM 5. OTHER INFORMATION

The following risk factors are intended to supplement and amend the Company’s current risk factors contained in its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002.

We may need additional capital.

Based on our current estimates of revenue levels, operating costs and other cash inflows and outlays, we do not believe we will have cash balances adequate for us to achieve positive cash flow from operations or achieve our business plan without a capital infusion within the next four to six months. Our concerns about capital may lead us to take additional steps to cut costs and, depending on whether we are successful in our efforts to raise additional capital, may require us to eliminate or curtail certain of our projects and take additional steps to conserve cash that may adversely affect our operations.

In connection with our efforts to raise capital, we have hired investment bankers. We are exploring a number of alternatives for raising additional capital, including debt or equity financings and strategic investments from our key business partners. Some of the alternatives that we are pursuing may be non-dilutive to existing shareholders. However, if we raise additional funds on an equity basis from other than a strategic partner, extensive dilution to existing shareholders may occur in light of the “full ratchet” antidilution provisions of our Series C preferred stock and the related warrants. We cannot be certain whether additional capital will be available when needed, or on acceptable terms. If we are unable to obtain additional capital as needed, we may reduce the scope of our operations or cease operations, which will have a material adverse effect on our operations.

Phase out of Cellular Digital Packet Data (“CDPD”) data services by telecommunications carriers.

AT&T Wireless has announced that it intends to transition from its current CDPD data service to its next generation GPRS data service. Specifically, AT&T Wireless stated that, as of March 31, 2003, they will no longer activate any new accounts on CDPD, and that they intend to completely shutdown their CDPD network in June 2004. Currently, CDPD is supported by many carriers, including AT&T Wireless, Verizon, Alltel, Cingular, and Dobson Communications. Even though AT&T Wireless’ decision to withdraw its CDPD service will geographically diminish CDPD availability, the other carriers, although expected to eventually migrate to next generation service, have not announced any plans to shut down their CDPD networks. Our Synapse Adapter product is currently CDPD based, and certain third party products used on our service are also CDPD based. We are currently exploring our options with AT&T and others. Unless a viable alternative or migration path is provided to our current users of CDPD based services that may be adversely affected by any termination of carrier service, our results of operations could be adversely affected.

Third parties may sue us for infringement of their intellectual property rights. We may incur costs of defense and royalties or lose the right to use technology important to providing our products or services.

The telecommunications, hardware and software industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, since in most countries patent applications are kept confidential until they publish (generally 18 months after filing) or they issue as a patent, there are pending patent applications in existence the substance of which are not presently known. As the advancement of technology and number of participants in our market increases, the possibility of an intellectual property claim against us could increase. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, could require us to enter into costly royalty arrangements, could divert management attention from administering our business and could preclude us from conducting our business. In this regard, in August 2002 we received a letter suggesting the CardMeter wireless taximeter technology may infringe on a third party’s existing patent. Similarly, we are aware that earlier this year a patent was issued to a third party relating to a cashless payment system with remote auditing capabilities for use in a vending machine. Although we do not believe we are infringing either of these patents, there can be no assurance that the owners of these patents or any other third party patents will not pursue a patent infringement claim against us.

RESIGNATION OF DIRECTOR

On January 13, 2003, the resignation of Ed Cooperman was accepted. Mr. Cooperman cited the rational for his resignation was due to his numerous commitments and time constraints. We acknowledge our gratitude for his service.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

On November 11, 2002, we filed a current report on Form 8-K reporting an Item 9 Regulation FD disclosure regarding a certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On October 28, 2002, we filed a current report on Form 8-K reporting an Item 5 event regarding the resignation of a director.

On October 1, 2002, we filed a current report on Form 8-K reporting an Item 9 Regulation FD disclosure regarding a certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                             U.S. WIRELESS DATA, INC.

Dated         February 14, 2003                            By: /s/ Dean M. Leavitt
                                                                                   Dean M. Leavitt
                                                                                   Chief Executive Officer
                                                                                   (Principal Executive Officer)

Dated         February 14, 2003                            By: /s/ Adi Raviv
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

Date: February 14, 2003

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

Date: February 14, 2003

/s/ Adi Raviv
Adi Raviv
Executive Vice President and
   Chief Financial Officer
   (Principal Financial Officer)