Form 10KSB/A
period 2002-06-30
U S WIRELESS DATA INC
filed 2003-02-26
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

        The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-KSB: Items 9-12 of Part III of this Annual Report on Form 10-KSB are incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders, which Proxy Statement was mailed on approximately October 30, 2002.

U.S. Wireless Data, Inc.
ANNUAL REPORT ON FORM 10-KSB/A
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
Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Definitive Proxy Statement for the 2002 Annual Meeting of the Registrant was filed with the Commission on October 28, 2002 and is incorporated by reference into Part III.

i

This amendment on Form 10-KSB/A is being filed to give effect to the change in classification of an inventory write down in the consolidated statement of operations for the fiscal year ended June 30, 2002 as described in Note 22 to the consolidated financial statements.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

U.S. Wireless Data, Inc. (“USWD” or the “Company”) provides wireless transaction delivery and gateway services to the payments processing industry. Our customers include credit card processors, merchant acquirers, banks, automatic teller machine (“ATM”) distributors and their respective sales organizations. We offer these entities turnkey wireless and other transaction management services. We also provide those entities with proprietary wireless enabling products designed to displace conventional telephone lines and to allow for card acceptance where such acceptance has heretofore been too expensive or technologically unfeasible. These products and services may be utilized by conventional card accepting retailers as well as emerging card accepting market segments such as vending machines, quickservice (fast-food) restaurants, taxis and limousines, in-home service providers, contractors, delivery services, sporting events, and outdoor markets. Our services and products may also be used in conjunction with dial-up ATMs, integrated point-of-sale (“POS”) systems and other types of single purpose POS systems.

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

Effective as of the close of business on August 31, 2002, we sold, for $5 million in cash, substantially all of the operating assets and operating obligations associated with our wholly-owned subsidiary, NXT Corporation (“NXT”) to Paymentech, L.P. NXT provides data services and landline-based connectivity for credit card transaction processing. In accordance with generally accepted accounting principles, we classified NXT as a discontinued operation in this report, and have eliminated NXT from the discussion that follows except as indicated.

THE U.S. WIRELESS DATA SUITE OF SOLUTIONS

Emerging Markets

Synapse was designed to help the electronic payments industry open doors to new and emerging markets. In recent years, card associations, card issuers, credit card processors, and merchant acquirers have desired a way to penetrate a variety of market segments that are still largely cash-driven. These segments include mobile merchants, in-home and other mobile service providers, ground transportation, quickservice (fast-food) restaurants, vending machines, and others. In the aggregate, we believe these markets represent one of the final opportunities of significant growth for card acceptance.

These market segments have remained cash-oriented because of the technological gaps or unattractive costs that have prevented them from employing non-cash payment systems. We developed our Synapse platform of services and products to bridge the technological gaps with wireless solutions that deliver real-time transaction authorizations, fast transaction speeds, and reduce operating costs for the card-accepting merchant. In doing so, we provide the transaction processing industry with a valuable opportunity to reach these large and untapped markets for card acceptance.

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

We seek to win significant transaction volume in the $125 billion quickservice (fast-food) restaurants industry, which is seeking a fast-working credit card solution. Our proprietary product for this industry is currently in Beta testing and is expected to be rolled out with a top payment processor prior to the calendar year end, allowing us to aggressively pursue this market.

In addition to replacing the phone line for POS systems in fixed-location retail environments, our Synapse Adapter can also replace the dial-line that connects the smaller, less expensive off-premise ATMs that are typically deployed for the sole purpose of dispensing cash. By converting a dial-up ATM to wireless, the ATM operator can achieve cost savings compared to the cost of line-installation and monthly fees associated with a wired dial line. The operator can also improve efficiency by placing the ATM as soon as it is ordered, rather than having to wait for the line to be installed by the local telephone company and paying for the placement of the telephone-line jack. In addition, relocation of an under performing ATM is also much easier with wireless. This flexibility allows the operator to save significant time and money when deploying an ATM, as a new machine may be moved a number of times before a profitable location is found.

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

Synapse Enabler™ for POS

The Synapse Enabler is a proprietary device that we developed for the purpose of converting non-wireless devices to a wireless medium. The Synapse Enabler is designed to interface with devices, such as vending machines, taxi meters, and utility meters, using a serial port connection. In addition, many dial-up point-of-sale terminals have spare serial ports and the Synapse Enabler can interface with such devices, thus wirelessly enabling them. The Synapse Enabler™ with T8 Hub can convert as many as eight POS terminals to a single wireless connection, making it an ideal solution for multi-lane environments such as quickservice (fast-food) restaurants.

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

Synapse Wireless Payment Acceptance on Phones, Pagers and Other PDA Devices

The market for card payments will likely become larger with the emergence of new payment devices based on mobile phone, pager, and other devices such as personal planners and organizers, referred to as “beltware” technology. We intend to offer beltware solutions based on products from Creditel (cellular phones).

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

Our Major Initiatives

Our major initiatives to serve the emerging market for wireless payment processing include:

°	Card acceptance on Pepsi and other vending machines.
°	Card-enabled taximeters.
°	Line displacement products, including our Synapse Enabler with T8 Hub product that enables multiple POS terminals to share a single high-speed wireless connection at a fraction of the cost of conventional phone lines.
°	Connecting the leading wireless POS terminals and payment processors to our platform.
°	The introduction of “beltware” solutions to the POS market, including pagers, mobile phones and other PDA devices fitted with card processing technology from USWD and our strategic alliances.

Supporting Strategies

Our strategy includes the following key elements:

°	Continue to brand Synapse as the standard for wireless transaction processing. By continuing to position Synapse as a neutral gateway between end user devices (POS terminals, ATMs and other devices), carriers, and processors, and by enabling seamless connectivity among these parties, coupled with efficient management features, we intend to establish USWD as the standard for wireless transaction processing.

°	Leverage our current vending activities and relationships in an effort to penetrate additional vending opportunities.

°	Leverage our established sales channels to further penetrate the market for wireless POS. We generally sell our products and services to merchant acquirers, independent sales organizations, and payment transaction processors. We focus our primary marketing efforts on the merchant acquirers and independent sales organizations that represent the vast majority of transaction activity in the electronic payment marketplace. These companies resell the Synapse technology as a turnkey system directly to merchants.

°	Partner with POS terminal and ATM manufacturers to create Synapse compatible products. A component in the success of Synapse will be the availability of wireless devices for Synapse services that can meet the requirements of our targeted market segments. Most terminal manufacturers have developed Synapse certified devices. As part of our "device neutral" strategy, we are partnering with these manufacturers to continue developing products that are certified for use with the Synapse platform.

°	Grow our list of “Class A” certifications with the industry's leading payment processors. “Class A” solutions are fully supported by the payment processor or merchant acquiring entity. As such, they are embraced by the independent sales organization (“ISO”) sales channel for the simplicity and ease with which they are sold and supported.

°	Expedite and lead the transaction industry’s migration of POS and ATM connectivity from conventional landlines to wireless technology. We intend to exploit the larger market of wired POS terminals and ATMs through our Synapse Adapter and Synapse Enabler products.

°	Explore opportunities to partner with companies with complementary technologies or which will assist us in adding sites and generating transaction volume to enhance and extend our position in the industry.

°	Explore new market opportunities applicable to and enhanced by wireless (transportation, ATMs, vending, gaming, etc.), including markets for the processing of other payment and/or non-payment applications such as telemetric data, including usage and inventory data from utility or other meters and vending machines or EBT transactions.

°	Monitor developments in the wireless arena, including the development of “next generation” networks (such as GPRS) and seek arrangements to broaden our offerings, giving our customers a wide variety of wireless network and carrier choices utilizing our Synapse products and services.

°	Expand into selected international markets.

°	Become a vehicle for the transportation of frequency and loyalty program information.

°	Accommodate non-conventional payment and debit transactions.

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

Our target markets include:

°	Conventional retailers.
°	Quickservice (fast-food) restaurants.
°	Traditional restaurants.
°	Delivery services.
°	Hotels.
°	Financial institutions.
°	Ski resorts.
°	ATM processors.
°	Transportation services such as taxicabs, limos, and buses.
°	Stadiums, arenas and amusement parks.
°	Golf tournaments, racetracks and other events.
°	Traditional landline based merchants that desire high speed transactions, reduced communications costs and/or Synapse on-line reports.

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

These hand-held devices are already finding a home in the payment-acceptance industry through companies that are outfitting them with card-readers. Because these devices will be somewhat less expensive than wireless POS terminals made by the major terminal manufacturers, they will be a popular payment acceptance tool for small businesses and companies that operate a fleet of vehicles. Like POS terminals, these new devices will need connectivity to the payment processors to complete a transaction. We expect Synapse to be a major payment gateway for these devices and we seek strategic relationships with the providers of such devices. In this regard, we are introducing solutions on products from Creditel (cellular phones).

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

STRATEGIC RELATIONSHIPS

A key to our ability to provide complete wireless transaction services to our customers is our relationships with certain third parties, many of whom are our clients. These relationships take significant time and resources to develop and implement. Having these relationships provides us with an advantage in getting our products and services to market. We maintain the strategic relationships described below:

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

Terminal and other device manufacturers or distributors

Our services increase the usefulness of wired and wireless terminals or devices, and accordingly, we believe our services will increase sales of these items. POS device manufacturers have therefore assisted us in various connectivity and certification projects we have undertaken. POS equipment manufacturers with which we have strategic relationships include Hypercom, Ingenico/IVI, Intellect, Linkpoint, Lipman, Symphony, Thales, and Tillsmith Systems. We also have relationships with other device manufacturers or distributors, including Centrodyne and Pulsar (taxi meters), and Creditel (cell phones).

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

Nevertheless, we may not be successful in differentiating ourselves or achieving widespread market acceptance of our business. We may also face competition from companies attempting to replicate our Synapse concepts. Furthermore, enterprises that have already invested substantial resources may be reluctant or slow to adopt our approach, which may replace, limit or compete with their existing systems. Potential competitors may bundle their products or incorporate similar services in a manner that is more attractive to our potential customers than purchasing and utilizing our services. In addition, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. There are no assurances that we would be able to either develop products and services that are comparable or superior to those offered by our current or future competitors or adopt new technologies to meet evolving industry standards and changes in customer requirements.

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

Throughout 1997 and 1998, we focused our resources on selling, directly to merchants, a transaction processing "solution" consisting of a terminal, CDPD airtime purchased from major cellular providers, and transaction processing services. To accomplish this, we began marketing our products and services through a series of distribution and joint marketing agreements with the major CDPD service providers. This effort required the creation of a large, regionalized sales organization that trained and supported data sales representatives from each respective cellular carrier. GTE Wireless was the first cellular organization mobilized to sell our products and services followed by AT&T Wireless, Bell Atlantic Mobile and, ultimately, Ameritech. The sales force primarily included individuals with wireless product expertise, rather than, individuals skilled in the distribution of bank card products. In our efforts to provide a turnkey solution to card accepting merchants, we had inadvertently positioned our business in direct competition with the industry's largest acquirers, banks and ISOs. This competitive stance resulted in disappointing sales and the perception of us by the credit card industry as a direct competitor and not a provider of value added services, thus hampering our ability to sell our services to many players in the industry.

In August 1998, faced with disappointing sales and high overhead expenses due to a recently expanded sales-oriented headcount, we recognized the apparent danger of our competitive posture and set out to re-orient ourselves as an enabler of the marketplace. It was during this period that we began the development of Synapse's predecessor.

In May 1999, Dean M. Leavitt, the founder and former President of US Data Capture, a credit card processing company serving a broad spectrum of conventional card acceptors and emerging markets, was hired as our Chairman and Chief Executive Officer. Mr. Leavitt immediately began redirecting our resources in an effort to have Synapse become recognized as the standard for the development, implementation and management of wireless transaction processing solutions. To accomplish this goal, we have repositioned ourselves as an enabler of the merchant acquirer/ISO marketplace on a "wholesale" basis and have, for the most part, discontinued our direct marketing activities to end-user merchants. As part of this strategy, we have re-positioned our business and technology to be completely neutral with respect to POS terminal manufacturers, wireless carriers, front-end and back-end processors, and merchant acquirers. In order to facilitate this process, we have begun aligning ourselves with strategic partners such as merchant acquirers, terminal manufacturers, ISOs, front-end processors, and terminal deployment companies through the execution of "Synapse Agreements." As evidence of our neutrality strategy, we have de-emphasized our development of proprietary terminals, focusing instead on our proprietary Synapse host technology and the certification of other terminal manufacturers' products on the Synapse platform. Furthermore, in May 1999, we entered into an agreement with Motient (formerly American Mobile) under which we added that company's communications technology to our Synapse suite of services, thereby officially signaling the end to our CDPD-only orientation. In addition, as evidence of our neutrality with respect to merchant acquirers and ISOs, we have de-emphasized credit card acquisition activities and, in July 1999, we sold one of our two merchant portfolios. We terminated our relationship with the other portfolio during fiscal year 2001. As part of the strategy to re-orient USWD as a neutral enabler of the credit card processing marketplace, our financial model has been transformed from one that was based upon one-time product sales revenues to one that now relies heavily upon the development of recurring revenues generated from Synapse enabled sites.

In March 2000, the Company, in order to finance the on-going operations, finalized a private placement with Commonwealth Associates acting as the placement agent. The private placement was closed in three tranches on March 17, 2000, March 28, 2000 and May 31, 2000, in which an aggregate of 558.66 Units were sold at $100,000 per Unit for aggregate gross proceeds of $55,866,000. Each Unit consists of 10,000 shares of the Company’s Series C Preferred Stock (convertible into 16,667 shares of common stock on a post split basis) and warrants to purchase common stock equal to 25% of the number of shares into which the Series C Preferred Stock is convertible.

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

On December 22, 2000, we acquired NXT Corporation in a stock for stock transaction. NXT provides data services and landline-based connectivity for credit card transaction processing. As previously disclosed, effective as of the close of business on August 31, 2002, we sold substantially all of the operating assets and operating obligations associated with NXT to Paymentech, L.P. for $5 million.

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

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES:

We currently lease office and operating space at the following locations:

--------------------------------------------------------------------------------------------
        Location                               Business Use                          Square
                                                                                     Footage
---------------------------- ---------------------------------------------------------------
New York, New York           Corporate Headquarters and Sales and Marketing Offices,
                             Backup Network Center                                   11,700
---------------------------- ---------------------------------------------------------------
Palmer Lake, Colorado        Research and Development and Primary Network
                             Operations Center and Engineering Facility               6,100
---------------------------- ---------------------------------------------------------------
Bethesda, Maryland           Subleased to an unaffiliated third party.  This space
                             was formerly used as the NXT Gateway Services and
                             Network Operations Center.                              18,500

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

If any dividend is declared on the Common Stock, the holders of the Series C Preferred Stock will be entitled to receive dividends pari passu out of legally available funds as if each such share of Series C Preferred Stock had been converted to Common Stock. No dividend shall be paid on the Common Stock at a rate greater than the rate at which dividends are paid on the Series C Preferred Stock (based on the number of shares of Common Stock into which the Series C Preferred Stock is convertible on the date the dividend is declared). Dividends on the Series C Preferred Stock will be noncumulative.

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
___________________________________________________________________________________________________________

During fiscal 2002, except as previously reported, there were no sales of our securities that were not registered under the Securities Act of 1933, as amended.

We had authorized the issuance of equity securities under the compensation plans listed below without the approval of security holders:

On April 12, 1993, we issued a 37,500 share common stock purchase warrant to an investor, exercisable at $16.00 per share. The warrant is fully vested and expires April 12, 2003.

On March 12, 1998, we issued a 2,609 share common stock purchase warrant to entrénet Group, LLC as a consulting fee, exercisable at $23.00 per share. The warrant is fully vested and expires on March 11, 2003.

On September 12, 1998, we issued a 2,083 share common stock purchase warrant to entrénet Group, LLC, exercisable at $9.60 per share. The warrant is fully vested and expires September 3, 2003.

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

On March 28, 2000, we issued a 3,750 share common stock purchase warrant to an investor relations firm, exercisable at $21.376 per share. The warrant is fully vested and expires March 27, 2006.

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

On March 31, 2000, we issued a 37,500 share common stock purchase warrant to an investor, exercisable at $9.12 per share. The warrant is fully vested and expires April 30, 2004.

On May 3, 2000, we issued a 3,750 share common stock purchase warrant to an investor, exercisable at $6.00 per share. The warrant is fully vested and expires April 30, 2004.

On May 3, 2000, we issued a 2,500 share common stock purchase warrant to an investor, exercisable at $6.00 per share. The warrant is fully vested and expires April 30, 2004.

On May 4, 2000, we issued a 6,250 share common stock purchase warrant to an executive search firm, exercisable at $12.750 per share. The warrant is fully vested and expires May 3, 2005.

On May 31, 2000, as part of their compensation related to the private placement, Commonwealth Associates and Peter J. Solomon Securities Company Limited received warrants to purchase an aggregate of 167.599 Units (which are identical to the units sold in the Private Placement). The warrants were exercisable at $100,000 per unit commencing on the date of issuance and expire May 31, 2007. Effective September 7, 2000, the warrants to purchase units consisting of (a) Series C Convertible Preferred Stock and (b) additional warrants to purchase common stock at $6.00 per share were amended so that such warrants are now exercisable, at $6.00 per share, solely for the total number (3,491,625) of shares of common stock into which the underlying Series C Convertible Preferred Stock and warrants would have been convertible and exercisable. The change did not change the aggregate number of shares of common stock which the holders would have received upon exercise in full of the unit purchase warrants and conversion and exercise in full of the underlying securities. The change also does not affect the aggregate purchase price that the holders would have paid for the underlying common stock.

On June 30, 2000, we issued a 25,000 share common stock purchase warrant to James C. Free for consulting services, exercisable at $9.875 per share. The warrant is fully vested and expires June 30, 2005.

(e) Recent Sales of Unregistered Securities.

During fiscal 2002, except as previously reported, there were no sales of our securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

OVERVIEW

We provide wireless transaction delivery and gateway services to the payments processing industry. Our customers include credit card processors, merchant acquirers, banks, automatic teller machine (“ATM”) deployment companies, and their respective sales organizations. We offer these entities turnkey wireless and other transaction management services. We also provide those entities with proprietary wireless enabling products designed to displace conventional telephone lines and to allow for card acceptance where such acceptance has heretofore been too expensive or technologically unfeasible. These products and services may be utilized by conventional card accepting retailers as well as emerging card accepting market segments such as quickservice (fast-food) restaurants, taxis and limousines, in-home service providers, contractors, delivery services, vending machines, sporting events, and outdoor markets. Our products may also be used in conjunction with dial-up ATMs and PC-based electronic cash registers and other types of integrated point-of-sale (“POS”) systems.

Effective as of the close of business on August 31, 2002, we sold, for $5 million in cash, substantially all of the operating assets and operating obligations associated with our wholly-owned subsidiary, NXT Corporation (“NXT”), to Paymentech, L.P. NXT provides data services and landline-based connectivity for credit card transaction processing. In accordance with generally accepted accounting principles, we classified NXT as a discontinued operation in this report, and as such have disclosed the NXT discussion under the heading “Other” herein.

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

The following table sets forth, for the periods indicated, certain financial data as percentages of our total revenues:

	For the twelve months ended June 30,
	2002	2001
Revenues
Activation fees	12%	12%
Monthly fees	58%	53%
Transaction fees	6%	7%
Other fees	1%	0%
	–––	–––
Total service revenues	77%	72%
Product sales	23%	28%
	–––	–––
Total revenues	100%	100%
	–––	–––
	–––	–––

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

WRITE DOWN OF INVENTORY FROM A PREVIOUS ACQUISITION

We acquired the rights and inventory in the Cellgate Adapter (which we reintroduced as the Synapse Adapter) from our acquisition in November 2000 of the assets and assumption of certain liabilities of Cellgate. In the second half of the fiscal year ended June 30, 2002, product sales of the Synapse Adapter decreased substantially We instituted alternative strategies to improve sales which have so far been unsuccessful in moving any significant volume of units. This product is based on the Cellular Digital Packet Data (“CDPD”) wireless medium, which has certain coverage issues in various markets and which the existing wireless carriers will ultimately migrate away from as they move to next generation medium. As a result, in the fourth quarter of fiscal 2002, we recorded a charge of $3.48 million to write down our inventory of Synapse Adapters to the estimated net realizable value based on our current estimates of remaining unit sales.

CHANGE IN CLASSIFICATION OF INVENTORY WRITE DOWN

The write down of inventory from a previous acquisition was originally reported as a component of operating expenses. Subsequent to the issuance of the Company’s consolidated financial statements for the year ended June 30, 2002, we determined that the write down of inventory should have been reported as cost of revenues in accordance with guidance included in Emerging Issues Task Force Issue No. 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring.” Therefore, we restated our fiscal 2002 consolidated statement of operations, reclassifying the “Write down of inventory from a previous acquisition” to cost of revenues from operating expenses.

While the restatement did not have any effect on revenues, loss from continuing operations, net loss or net loss per share, or any change in the net decrease in cash in the consolidated statement of cash flows as previously reported, the restatement resulted in a reduction of $3.5 million in total operating expenses, an increase in cost of revenues of $3.5 million and a decrease in gross profit of $3.5 million. We previously reported cost of revenues, gross profit and total operating expenses of $1.3 million, $1.2 million and $24.8 million, respectively, for the year ended June 30, 2002. We are now reporting cost of revenues, gross profit and total operating expenses of $4.8 million, -$2.3 million and $21.3 million, respectively, for the year ended June 30, 2002.

The discussions that follow below have been revised to reflect the change in classification.

GROSS PROFIT

Gross profit consists of revenues, net of direct costs of sales. Costs of revenues consist primarily of the cost for the initial setup and ongoing communications costs associated with terminals connected through Synapse, costs of production of products such as the Synapse Adapter and Enablers, and certain other carrier costs. Total gross profit for the twelve months ended June 30, 2002 was a loss of $2,253,000, compared to a profit of $521,000 for the prior fiscal year. Eliminating the effect of the write down of inventory from a previous acquisition in the fiscal year ended June 30, 2002 and an inventory recovery adjustment of $70,000 recorded in the fiscal year ended June 30, 2001, total gross profit for the twelve months ended June 30, 2002 would have been $1,228,000, compared to $451,000 for the prior fiscal year, a $777,000 or 136% increase.

Gross profit from services for the twelve months ended June 30, 2002 was $1,127,000, compared to $382,000 for the prior fiscal year, a 195% increase.

Gross profit from product sales for the twelve months ended June 30, 2002 was a loss of $3,380,000, compared to a profit of $139,000 for the prior fiscal year. Eliminating the effect of the write down of inventory from a previous acquisition in the fiscal year ended June 30, 2002 and an inventory adjustment recorded in the fiscal year ended June 30, 2001, gross profit from product sales for the twelve months ended June 30, 2002 would have increased 46% compared to the prior fiscal year.

After eliminating the effect of the write down of inventory from a previous acquisition, the improvement in gross profit for the twelve months ended June 30, 2002 from the prior fiscal year was attributed to volume increases in new activations of Synapse services, the growth of active sites for Synapse services, and volume increases in product sales.

GROSS MARGIN

Total gross margin (gross profit as a percentage of total revenues) for the twelve months ended June 30, 2002 decreased to a negative margin of 89.4% from a positive margin of 42.3% for the prior fiscal year. Eliminating the effect of the write down of inventory from a previous acquisition in the fiscal year ended June 30, 2002 and an inventory adjustment recorded in the fiscal year ended June 30, 2001, total gross margin for the twelve months ended June 30, 2002 would have increased to 48.7% from 36.6% for the prior fiscal year. This improvement was attributed to the greater percentage of revenue related to services and a decrease in cost of revenues related to lower carrier costs.

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

Gross margin from product sales was a negative margin of 593.0% for the twelve months ended June 30, 2002 compared to a positive margin of 39.8% for the prior fiscal year. Eliminating the effect of the write down of inventory from a previous acquisition in the fiscal year ended June 30, 2002 and an inventory adjustment recorded in the fiscal year ended June 30, 2001, gross margin from product sales would have been 17.7% for the twelve months ended June 30, 2002 compared to 19.8% for the prior fiscal year. The decrease is primarily attributed to an inventory adjustment recorded in the year ended June 30, 2001 and a larger mix of Synapse Enablers for vending, which have a lower margin than our standard equipment selling prices. We expect the margins on the Synapse Enablers for vending to increase as additional units are deployed allowing us to benefit from cost reductions based on volume.

The following table sets forth, for the periods indicated, certain financial data as percentages of our total revenue:

	For the twelve months ended June 30,
	2002		2001
Gross margin (as reported)
Services	57.8%		43.3%
Product sales	(593	.0)%	39.8%
Total gross margin	(89	.4)%	42.3%
Gross margin (Eliminating the effect of the write
down of inventory from previous acquisition in the
fiscal year ended June 30, 2002 and an inventory adjustment
recorded in the fiscal year ended June 30, 2001)
Services	57.8%		43.3%
Product sales	17.7%		19.8%
Total gross margin	48.7%		36.6%

OPERATING EXPENSES

Total operating expenses for the twelve months ended June 30, 2002 increased to $21,349,000 from $19,728,000, an increase of $1,621,000 or 8% compared to the prior fiscal year. The year-to-year comparison of total operating expenses is distorted by depreciation and amortization, restructuring expense and impairment of goodwill and intangibles. Excluding these items, total operating expenses for the twelve months ended June 30, 2002 decreased to $12,066,000 from $15,461,000, a decrease of $3,395,000 or 22% compared to the prior fiscal year. This decrease was due to the realization of the cost savings from our acquisition consolidation plan initiated at the end of fiscal year 2001, and further cost reduction efforts and efficiency gains, including additional reductions in staff.

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

Depreciation and Amortization

Amortization of intangibles includes amortization of goodwill, acquired workforce and intellectual property, including core technology, customer relationships and contract rights. Amortization of goodwill and intangibles were $2,889,000 for the twelve months ended June 30, 2002, compared with $1,217,000 for the prior fiscal year, a $1,672,000 or 137% increase. Goodwill and other intangibles for acquisitions are being amortized over four to ten years. In the event that we complete additional acquisitions, expenses relating to the amortization of intangibles could increase in the future. We anticipate that amortization of intangibles will dramatically decrease as a result of our sale in August 2002 of substantially all of the operating assets associated with our wholly-owned subsidiary, NXT Corporation, and our write down of intangibles related to our acquisition of Cellgate Technologies LLC.

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

Provided below is an analysis of the changes in the restructuring accrual:

Balance at June 30, 2001	$ 2,400,000
Charges against accrual (Bethesda
rent payments, severance and
benefit payments)	(1,362,000)
Additions to accrual (severance
and benefits accrual)	625,000
Write down of accrual balance	(714,000)
–––––––––
Balance at June 30, 2002	949,000
Less current portion	(262,000)
–––––––––
Balance at June 30, 2002,
less current portion	$ 687,000
–––––––––
–––––––––

The balance of the restructuring charge accrual will be paid over the remaining lease term of our former Bethesda office that expires July 2009.

Impairment of Goodwill and Intangibles

As discussed earlier in the “Gross Profit” discussion above, product sales of the Synapse Adapter are minimal and our expectation of future sales is the same. In the fourth quarter of fiscal 2002, we recorded an impairment charge of $5.7 million on goodwill and other intangibles to write down our value of these acquired assets to the present value of the net amount we now expect to realize over the remaining expected life of this product. Goodwill has been completely eliminated due to this impairment charge, and the remaining value of intangibles of $1,059,000 as of June 30, 2002 will be amortized over their estimated remaining life of four years.

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

DISCONTINUED OPERATIONS

Income (loss) from discontinued operations represents the net results of our wholly-owned subsidiary, NXT. As previously disclosed, in May 2002, we developed a formal plan to sell our wholly owned subsidiary NXT. Effective as of the close of business on August 31, 2002, we sold substantially all of the operating assets associated with NXT. NXT provides data services and landline-based connectivity for credit card transaction processing. The improvement in net results for the twelve months ended June 30, 2002 to $321,000 from a loss of $1,752,000 was due primarily to growth in revenues of our NXT services, reductions in telecommunications costs from third parties, the successful implementation of our integration and consolidation plan of our November 2000 acquisition of NXT, and our continued cost reduction efforts.

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

The following table sets forth, for the periods indicated, the reconciliation of net loss to Adjusted EBITDA:

	For the twelve months ended June 30,
	2002	2001
Net loss	$(25,552,000)	$(19,257,000)
Non-cash compensation	1,075,000	1,480,000
Depreciation and amortization	3,671,000	1,867,000
Restructuring (recovery) expense	(89,000)	2,400,000
Impairment of goodwill and intangibles	5,701,000	--
Write down of inventory acquired from previous acquisition	3,481,000	--
Income (loss) from discontinued operations	(321,000)	1,752,000
Loss on sale of discontinued operations	1,867,000	--
Net interest and other	404,000	(1,702,000)
	––––––––––	––––––––––
Adjusted EBITDA loss	$(9,763,000)	$(13,460,000)
	––––––––––	––––––––––
	––––––––––	––––––––––
Adjusted EBITDA loss per share	$ (0.73)	$ (1.31)
	––––––––––	––––––––––
	––––––––––	––––––––––
Net loss per share	$ (1.92)	$ (1.88)
	––––––––––	––––––––––
	––––––––––	––––––––––

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

Historical Cash Flows

Net cash used in operating activities was $11.4 million during the twelve months ended June 30, 2002. This primarily consisted of net operating losses and decreases in accounts payable, accrued liabilities, and charges against the restructuring accrual, partially offset by non-cash charges for depreciation and amortization, loss on sale of discontinued operations, non-cash compensation, impairment of goodwill and intangibles, and the writedown of inventory from previous acquisition. Net cash used in operating activities was $16.6 million during the twelve months ended June 30, 2001. This primarily consisted of net operating losses, increases in inventory and accounts receivable and a decrease in accounts payable, partially offset by non-cash charges for depreciation and amortization, and non-cash compensation and the accrual of a restructuring charge for the consolidation of our facilities.

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

Intangibles and Recovery of Long-Lived Assets

Cost in excess of the fair value of tangible and identifiable intangible net assets acquired is amortized on a straight-line basis over four years. Identifiable intangible net assets consist of completed technology, assembled workforce, trademarks, and acquired customers. With the adoption of SFAS No. 144, the Company evaluates whether there has been an impairment in any of its long-lived assets on an annual basis or if certain circumstances indicate that a possible impairment may exist. An impairment in value exists when the carrying value of a long-lived asset exceeds its undiscounted cash flow. If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value.

Prior to July 1, 2001,in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”), our policy was to review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment in value is considered to have occurred when the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. The measurement of the impairment loss to be recognized is based upon the difference between the future cash flows and the carrying amount of the assets. Based on the above assessment, no impairment loss had been recognized during the year ended June 30, 2001, however, a $5,701,000 impairment of goodwill and intangibles was recognized in the fourth quarter of fiscal year June 30, 2002.

Inventory Valuation

Inventory is stated at the lower of cost or market, cost being determined by the first-in, first-out method. In the fourth quarter of fiscal 2002, we took a charge of $3.48 million to cost of revenues to write down our inventory of Synapse Adapters to the cost value of the number of units we now expect to realize over the remaining expected life of this product.

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

Revenue is recognized when earned. More specifically, revenue related to providing services and sales of our products are as follows:

Services. Effective during the year ended June 30, 2001, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. The adoption of the provisions of SAB 101 resulted in a decrease in revenue and gross profit for the year ended June 30, 2001 of approximately $66,000 and $33,000, respectively.

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

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 142 effective for the fiscal year beginning July 1, 2002. The adoption of SFAS No. 142 will reduce amortization expense to $265,000 for each of the fiscal years 2003 through 2006.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. We adopted the provisions of SFAS No. 144 in the fiscal year ended June 30, 2002. Except for the sale of NXT that was treated as a discontinued operation, the adoption of SFAS No. 144 did not have an impact on the financial statements.

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

Our future success will depend upon our ability to keep pace with technological developments, respond to evolving merchant demands and adopt new industry standards, including “next generation” wireless data services. Failure to anticipate or respond adequately to new industry standards, technological developments or significant delays in product development could damage our potential position in the marketplace, make our existing products or products under development obsolete or unmarketable, and could result in less revenue or an inability to generate profits. With our current financial and technical resources, we may not be able to develop or market new services or enhancements to our existing service offerings. It is possible that we could experience significant delays in these endeavors. Any failure to successfully develop and market services and service enhancements could have a material adverse effect on our business, operating results, and financial condition. In this regard, AT&T Wireless has advised others and us that it intends to transition from its current CDPD data service to its next generation GPRS data service. Accordingly, we may incur additional costs and expenses, or delays or interruptions in providing our services, while we migrate to other CDPD providers or to other wireless services such as GPRS.

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
Consolidated Statements of Stockholders' Equity
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

As discussed in Note 2, in 2002 the Company changed its method of accounting for the impairment or disposal of long-lived assets to conform to Statement of Financial Accounting Standards No. 144.

As discussed in Note 22, the consolidated statement of operations for the year ended June 30, 2002 has been restated.

/s/ Deloitte & Touche LLP

September 20, 2002 (February 14, 2003 as to the effects of the restatement discussed in Note 22)
New York, New York

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

/s/ M.R.Weiser & Co. LLP

New York, New York
August 24, 2001

U.S. WIRELESS DATA, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$ 2,862,000	$ 18,205,000
Accounts receivable, net of allowance for
doubtful accounts of $293,000 and $55,000
at June 30, 2002 and 2001, respectively	1,360,000	1,515,000
Inventory, net	800,000	3,923,000
Notes receivable	--	87,000
Other current assets	357,000	472,000
Assets held for sale	4,128,000	8,078,000
	––––––––––	––––––––––
Total current assets	9,507,000	32,280,000
Property and equipment, net	2,195,000	2,553,000
Restricted cash	1,167,000	769,000
Intangible assets, net	1,059,000	7,926,000
Other assets	35,000	93,000
	––––––––––	––––––––––
Total assets	$ 13,963,000	$ 43,621,000
	––––––––––	––––––––––
	––––––––––	––––––––––
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,880,000	$ 2,258,000
Accrued liabilities	961,000	1,538,000
Other current liabilities	299,000	261,000
Accrued restructuring expense, current portion	262,000	1,000,000
Obligation under capital lease, current portion	785,000	793,000
Purchase price payable, current portion	477,000	2,557,000
	––––––––––	––––––––––
Total current liabilities	4,664,000	8,407,000
Deferred rent expense	181,000	275,000
Accrued restructuring expense, less current portion	687,000	1,400,000
Other liabilities	47,000	109,000
Obligation under capital lease, less current portion	287,000	1,074,000
Purchase price payable, less current portion	--	455,000
	––––––––––	––––––––––
Total liabilities	5,866,000	11,720,000
	––––––––––	––––––––––
Commitments and contingencies
Stockholders' equity:
Preferred stock, 25,000,000 shares authorized:
Series C convertible, at $.01 par value, liquidation value
$10.00 per share, aggregating $39,413,000 and $55,145,000
at June 30, 2002 and June 30, 2001, respectively; 8,450,000
shares authorized, 3,941,325 and 5,514,475 issued and
outstanding at June 30, 2002 and June 30, 2001, respectively	39,000	55,000
Common stock, 200,000,000 shares authorized at $.01 par value;
14,813,927 and 11,478,419 shares issued and outstanding at
June 30, 2002 and June 30, 2001, respectively	149,000	115,000
Additional paid-in capital	142,927,000	142,873,000
Unearned compensation	(963,000)	(2,639,000)
Accumulated deficit	(134,055,000)	(108,503,000)
	––––––––––	––––––––––
Total stockholders' equity	8,097,000	31,901,000
	––––––––––	––––––––––
Total liabilities and stockholders' equity	$ 13,963,000	$ 43,621,000
	––––––––––	––––––––––
	––––––––––	––––––––––

Accompanying notes are an integral part of the financial statements
The above statement gives retroactive effect to a 1 for 4 reverse stock split that was effectuated on October 18, 2000.

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended June 30,
	2002	2001
	(As Restated, See Note 22)
Revenues
Service revenues
Activation fees	$ 313,000	$ 142,000
Monthly fees	1,462,000	652,000
Transaction fees	154,000	83,000
Other fees	22,000	6,000
	––––––––––	––––––––––
Total service revenues	1,951,000	883,000
Product sales	570,000	349,000
	––––––––––	––––––––––
Total revenues	2,521,000	1,232,000
	––––––––––	––––––––––
Cost of revenues
Services	824,000	501,000
Product sales	469,000	210,000
Write down of inventory from previous acquisition	3,481,000	--
	––––––––––	––––––––––
Total cost of revenues	4,774,000	711,000
	––––––––––	––––––––––
Gross profit	(2,253,000)	521,000
	––––––––––	––––––––––
Operating expenses
Selling, general and administrative
(Exclusive of non-cash compensation)	9,889,000	11,785,000
Non-cash compensation	1,075,000	1,480,000
	––––––––––	––––––––––
Total selling, general and administrative	10,964,000	13,265,000
	––––––––––	––––––––––
Depreciation and amortization	3,671,000	1,867,000
Research and development	1,102,000	2,196,000
Restructuring (recovery) expense	(89,000)	2,400,000
Impairment of goodwill and intangibles	5,701,000	--
	––––––––––	––––––––––
Total operating expenses	21,349,000	19,728,000
	––––––––––	––––––––––
Loss from operations	(23,602,000)	(19,207,000)
	––––––––––	––––––––––
Interest income	274,000	1,790,000
Interest expense	(587,000)	(231,000)
Other income (expense), net	(91,000)	143,000
	––––––––––	––––––––––
Loss from continuing operations	(24,006,000)	(17,505,000)
	––––––––––	––––––––––
Discontinued operations:
Income (loss) from discontinued operations	321,000	(1,752,000)
Loss on sale of discontinued operations	(1,867,000)	--
	––––––––––	––––––––––
Net loss from discontinued operations	(1,546,000)	(1,752,000)
	––––––––––	––––––––––
Net loss	$(25,552,000)	$(19,257,000)
	––––––––––	––––––––––
	––––––––––	––––––––––
Basic and diluted net loss per share:
Loss from continuing operations	$ (1.81)	$ (1.71)
Loss from discontinued operations	$ (0.11)	$ (0.17)
	––––––––––	––––––––––
Net loss per share	$ (1.92)	$ (1.88)
	––––––––––	––––––––––
	––––––––––	––––––––––
Weighted average common shares outstanding
basic and diluted	13,290,000	10,254,000
	––––––––––	––––––––––
	––––––––––	––––––––––

Accompanying notes are an integral part of the financial statements
The above statement gives retroactive effect to a 1 for 4 reverse stock split that was effectuated on October 18, 2000.

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,552,000)	$(19,257,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	3,671,000	1,867,000
Depreciation and amortization from discontinued operations	402,000	347,000
Loss on sale of discontinued operations	1,867,000	--
Bad debt expense	274,000	40,000
Deferred rent	(94,000)	129,000
Non-cash compensation	1,075,000	1,480,000
Impairment of goodwill and intangibles	5,701,000	--
Write down of inventory from previous acquisition	3,481,000	--
Loss on asset disposal	21,000	5,000
Loss on sale of property and equipment	--	(1,000)
Changes in assets and liabilities:
Accounts receivable	(119,000)	(990,000)
Inventory	(210,000)	(1,374,000)
Notes receivable	87,000	(7,000)
Other current assets	116,000	(6,000)
Other assets	57,000	(51,000)
Accounts payable	(379,000)	(1,262,000)
Accrued liabilities	(572,000)	(137,000)
Other current liabilities	38,000	245,000
Accrued restructuring expense	(1,440,000)	2,400,000
	––––––––––	––––––––––
Net cash used in operating activities	(11,576,000)	(16,572,000)
	––––––––––	––––––––––
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(445,000)	(2,176,000)
Increase in segregated cash	(398,000)	(135,000)
Net payment for purchase acquisition, net of cash acquired	(2,587,000)	(1,165,000)
Increase in deposits	(63,000)	109,000
Proceeds from sales of equipment	--	2,000
	––––––––––	––––––––––
Net cash used in investing activities	(3,493,000)	(3,365,000)
	––––––––––	––––––––––
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	128,000	--
Proceeds from exercise of warrants and options	409,000	62,000
Conversion of Series C preferred stock	(16,000)	--
Payments of obligations under capital lease	(795,000)	(461,000)
Payment of notes payable	--	(690,000)
	––––––––––	––––––––––
Net cash used in financing activities	(274,000)	(1,089,000)
	––––––––––	––––––––––
Net decrease in cash	(15,343,000)	(21,026,000)
Cash and cash equivalents, beginning of year	18,205,000	39,231,000
	––––––––––	––––––––––
Cash and cash equivalents, end of year	$ 2,862,000	$ 18,205,000
	––––––––––	––––––––––
	––––––––––	––––––––––

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

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2002 and 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY

U.S. Wireless Data, Inc. (“USWD” or the “Company”) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. U.S. Wireless Data, Inc. provides wireless transaction delivery and gateway services to the payments processing industry. The Company’s customers include credit card processors, merchant acquirers, banks, automated teller machine (“ATM”) deployment companies, and their respective sales organizations. The Company offers these entities turnkey wireless and other transaction management services. The Company also provides those entities with proprietary wireless enabling products designed to displace conventional telephone lines and to allow for card acceptance. These services and products may be utilized by conventional card accepting retailers as well as emerging card accepting market segments such as quickservice (fast-food) restaurants, taxis and limousines, in-home service providers, contractors, delivery services, vending machines, sporting events, and outdoor markets. The Company’s products may also be used in conjunction with dial-up ATMs, PC-based electronic cash registers and other types of integrated point-of-sale systems.

During the year ended June 30, 2001, the Company changed its common stock from $1.00 stated value to $0.01 par value.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Asset Sale of Subsidiary

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary NXT Corporation (“NXT”). All intercompany accounts and transactions have been eliminated in consolidation.

In May 2002, the Company adopted a formal plan to sell its wholly owned subsidiary NXT. Effective as of the close of business on August 31, 2002, the Company sold, for $5 million in cash, substantially all of the operating assets associated with NXT, to Paymentech, L.P. (“Paymentech”). NXT provides data services and landline-based connectivity for credit card transaction processing. NXT has been classified as a discontinued operation in the accompanying consolidated financial statements.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Stock Split

All common share and per share information included in the accompanying consolidated financial statements and related notes have been retroactively adjusted to give effect to the 1 for 4 reverse stock split that was effectuated on October 18, 2000.

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

Intangibles and Recovery of Long-Lived Assets

Cost in excess of the fair value of tangible and identifiable intangible net assets of acquired businesses are amortized on a straight-line basis over four to 10 years. Identifiable intangible net assets consist of completed technology, assembled workforce, trademarks, and acquired customers. As discussed below, effective July 1, 2001 the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, the Company evaluates whether there has been an impairment in any of its long-lived assets on an annual basis or if certain circumstances indicate that a possible impairment may exist. An impairment in value exists when the carrying value of a long-lived asset exceeds its undiscounted cash flows. If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value.

Prior to July 1, 2001, in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), the Company’s policy was to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment in value is considered to have occurred when the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. The measurement of the impairment loss to be recognized is based upon the difference between the fair value and the carrying amount of the assets. Based on the above assessment, no impairment loss had been recognized during the year ended June 30, 2001, however, a $5,701,000 impairment of goodwill and other intangible assets was recognized in the fourth quarter of the fiscal year ending June 30, 2002 and the remaining estimated useful lives of such assets was reduced to four years.

Revenue Recognition

The Company derives revenue from two primary sources: service fees and product (equipment) sales.

Services. Service fees consist of: (a) one-time, non-refundable service activation fees; (b) monthly minimum subscription fees for the availability of service; (c) fees for transactions delivered on wireless or other methods through the Company’s hosts; and (d) other fees, including certain charges for telecommunications connections between the Company and a party. Service fees are generated from the Company’s Synapse Service. Service activation fees are recognized ratably over the estimated average life of a customer contract. All other service revenues are recognized as services are provided.

Software development revenue earned by NXT was derived from the development of customized software and is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is determinable, and collectibility is probable.

Effective during the year ended June 30, 2001, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. The adoption of the provisions of SAB 101 resulted in a decrease in revenue and gross profit for the year ended June 30, 2001 of approximately $66,000 and $33,000, respectively.

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

Income Taxes

The Company follows SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Since the Company has no prior history of profits, management has recorded a full valuation allowance as it is more likely than not that the deferred tax assets will not be realized.

Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock Based Compensation.”

For options issued to non-employees, the Company utilizes the fair value method prescribed within SFAS No. 123.

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

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 effective for the fiscal year beginning July 1, 2002. The adoption of SFAS No. 142 will eliminate the amortization of goodwill and other intangibles with indefinite lives. The amortization of other intangibles with definite lives will approximate $265,000 for each of the fiscal years 2003 through 2006.

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

Accounting Change

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the fiscal year ended June 30, 2002.As a result, the operating results of NXT and the related loss on sale of NXT’s assets has been reported as discontinued operations in the accompanying consolidated financial statements and the assets of NXT have been separately classified as assets held for sale. The adoption of SFAS No. 144 did not have any other effect on the financial statements.

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

NOTE 3 — ACQUISITIONS

Cellgate Technologies LLC

On November 16, 2000, the Company acquired the assets and assumed certain liabilities of Cellgate Technologies LLC (“Cellgate”), a Delaware limited liability company in a cash and stock transaction. The acquisition was accounted for under the purchase method of accounting and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair values. The purchase price included $1,250,000 cash and 562,500 shares of the Company’s common stock, valued at the closing at an aggregate of $1,969,000 and additional consideration as described below.

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

The purchase price was calculated as follows:

Cash paid	$ 1,250,000
U.S. Wireless Data, Inc. Common Stock issued at closing
valued at $3.50 per share	1,969,000
Maximum cash that may be paid in one (1) year discounted
by 10% to present value	2,557,000
Maximum shares of U.S. Wireless Data, Inc. Common Stock that
may be issued in one year valued at $3.50 per share	1,642,000
Closing costs	475,000
Fair Value of assumed liabilities as of November 16, 2000(a)	3,353,000
––––––––––
Total purchase price	11,246,000
Less fair value of tangible assets acquired(a)	(2,707,000)
––––––––––
Total amount of acquired intangible assets and goodwill	$ 8,539,000
––––––––––
––––––––––

(a) The fair value of assets acquired and assumed liabilities includes $2,505,000 and $2,223,000, respectively, to reflect the recognition of inventory and an obligation under capital leases.

The purchase price was allocated, based on an independent third party valuation, as follows:

	Allocated Value	Useful Life
Intellectual Property:
AT&T Wireless IP technology	$ 2,600,000	7
CBF 2000 design and Tellus agreement	1,700,000	7
Cellgate gateway application	200,000	7
Cellgate enterprise system	200,000	7
ATM wireless solution	1,300,000	7
Acquired workforce	250,000	4
Fair value of tangible assets acquired	2,707,000	4
Goodwill	2,289,000	10
	––––––––––
Total allocation of purchase price	$11,246,000
	––––––––––
	––––––––––

The valuation methodology for intangible assets and intellectual property were based on the income and cost approach.

Had the acquisition of Cellgate been completed as of July 1, 2000, revenues, loss from continuing operations, and loss per share from continuing operations would have been $1,276,000, $18,834,000 and $1.84, respectively, for the fiscal year ended June 30, 2001.

NXT Corporation

On December 22, 2000, the Company acquired NXT Corporation (“NXT”) in a stock for stock transaction, accounted for under the purchase method of accounting. The assets acquired and the liabilities assumed have been recorded at their estimated fair values as of the date of the acquisition. The shareholders of NXT, including holders of certain phantom stock rights in NXT exchanged their shares of Common Stock of NXT and such rights, for an aggregate of 1,125,000 shares of USWD’s Common Stock valued at an aggregate of approximately $2,109,000. In addition, under certain circumstances, depending on the price of the Company’s Common Stock, a maximum in cash, discounted by 10% to the present value, of $455,000 from $500,000 and approximately 2,242,000 shares of the Company’s Common Stock, valued at $4,203,000 may be issued two (2) years from closing based on the following: if the Daily Average Price (as defined in the Asset Purchase Agreement dated December 13, 2000) of USWD Common Stock for the twenty (20) consecutive trading days ending with the trading day immediately preceding December 21, 2002 is less than $18.40 per share (as adjusted for any stock splits, stock dividends or similar events). Such additional consideration shall be an amount equal to: (i) the number of the original 1,125,000 shares which have not previously been sold or transferred, subject to certain exceptions, multiplied by (ii) the amount, if any, not to exceed $12.40, by which such Daily Average Price is less than $18.40. Such additional consideration is payable to the NXT shareholders in cash, to the extent of 10% of the amount of the additional consideration to be paid by USWD, provided that the aggregate amount of cash payable may not exceed $500,000. Any balance of consideration due is payable in shares of USWD Common Stock having value equal to the Daily Average Price, provided however, that for such purposes, in no event shall the value ascribed to USWD Common Stock be lower than $6.00 per share.

In addition to the 1,125,000 shares of Common Stock, the Company also exchanged options for approximately 76,000 shares of its Common Stock, which were fully vested on the change of control, at exercise prices ranging from $7.50 to $33.07 per share. The holders of such options may also be entitled, upon exercise of their options, to additional consideration depending on the Daily Average Price of USWD common stock for the twenty (20) consecutive trading days immediately preceding December 21, 2002. The value was considered to be nominal.

In connection with the merger, American Express Travel Related Services Company, Inc. (“AMEX”), a stockholder of and service provider to NXT, agreed to provide certain services at more favorable rates and the Company agreed that AMEX would be entitled to designate a person to serve as a member of its board of directors for a period of two (2) years following the closing. The Company also paid an aggregate amount of approximately $1,700,000 to AMEX and Paymentech to retire certain indebtedness payable by NXT to AMEX and Paymentech other than current trade payables.

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

The purchase price was calculated as follows:

Shares of U.S. Wireless Data, Inc. Common Stock issued at closing,
valued at $1.875 per share	$ 2,109,000
Maximum cash that may be paid in two years discounted
by 10% to present value	455,000
Maximum shares U.S. Wireless Data, Inc. Common Stock that
may be issued in two years valued at $1.875 per share	4,203,000
Closing costs	1,055,000
Assumed liabilities as of December 22, 2000	3,260,000
––––––––––
Total purchase price	11,082,000
Less the fair value of tangible assets acquired	(2,976,000)
––––––––––
Total amount of acquired intangible assets and goodwill	$ 8,106,000
––––––––––
––––––––––

The purchase price was allocated, based on an independent third party valuation, as follows:

	Allocated Value	Useful Life
Intellectual Property:
IP transaction switch	$ 2,400,000	6
Customer relationships	1,700,000	4
Proprietary software	864,000	5
Tools and value added components	190,000	6
Acquired workforce	1,300,000	5
Fair value of tangible assets acquired	2,976,000	5
Goodwill	1,652,000	10
	––––––––––
Total allocation of purchase price	$11,082,000
	––––––––––
	––––––––––

The valuation methodology for intangible assets and intellectual property were based on the income and cost approach.

The purchase price for both acquisitions was recorded under EITF 97-15, “Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination,” under which additional contingent consideration will not affect the purchase price.

NOTE 4 - INVENTORY

	June 30,
	2002	2001
Inventory consists of:
Raw material	$ 210,000	$ 222,000
Work in process	43,000	26,000
Finished goods	547,000	3,675,000
	–––––––––	–––––––––
	$ 800,000	$3,923,000
	–––––––––	–––––––––
	–––––––––	–––––––––

In the fourth quarter of fiscal 2002, the Company recorded a charge of $3,481,000 to write down the inventory of Synapse Adapters to the value of the number of units the Company now expects to realize over the remaining expected life of this product.

NOTE 5 - PROPERTY AND EQUIPMENT

	June 30,
	2002	2001
Property and equipment consist of:
Equipment and furniture	$ 2,904,000	$ 2,692,000
Leasehold improvements	478,000	464,000
Rental equipment	440,000	246,000
Less accumulated depreciation
and amortization	(1,627,000)	(849,000)
	–––––––––	–––––––––
	$ 2,195,000	$ 2,553,000
	–––––––––	–––––––––
	–––––––––	–––––––––

Depreciation and amortization expense was $782,000 and $650,000 for the years ended June 30, 2002 and 2001, respectively.

NOTE 6 — INTANGIBLE ASSETS

All of USWD’s acquired intangible assets are subject to amortization. There were no material acquisitions of intangible assets during the year ended June 30, 2002. Amortization expense related to intangible assets was $2,889,000 for the year ended June 30, 2002 and $1,217,000 for the year ended June 30, 2001.

In the second half of the fiscal year ended June 30, 2002, product sales of the Synapse Adapter decreased substantially. The Company instituted alternative strategies to improve sales that have so far been unsuccessful in moving any significant volume of units. This product is based on the Cellular Digital Packet Data (“CDPD”) wireless medium, which has certain coverage issues in various markets and which the existing wireless carriers will ultimately migrate away from as they move to next generation mediums. As a result, in the fourth quarter of the year ended June 30, 2002, the Company recorded an impairment charge of $5,701,000 on goodwill and other intangible assets to write down the value of the acquired assets of Cellgate to the discounted cash flows the Company now expects to realize over the remaining expected four year life of the Synapse Adapter product. Goodwill has been completely eliminated due to this impairment charge, and the remaining $1,059,000 value of intangibles from this acquisition as of June 30, 2002 will be amortized over the estimated remaining useful life of four years.

The net carrying amount of $5,927,000 as of June 30, 2002 of goodwill and other intangible assets relating to the NXT acquisition was reclassified to assets held for sale. Since the net proceeds from the sale of NXT did not exceed the carrying value of the related net assets, a loss on the carrying value of such assets has been recorded as of June 30, 2002 (see Note 21).

The components of intangible assets are as follows:

Intangibles related to the acquisition of Cellgate:

	June 30, 2002			June 30, 2001
	Gross Carrying Amount	Accumulated Amortization	Write off Amount	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual	$6,000,000	$(1,416,000)	$(3,556,000)	$1,028,000	$6,000,000	$(556,000)	$5,444,000
property
Acquired	250,000	(104,000)	(115,000)	31,000	250,000	(42,000)	208,000
workforce
Goodwill	2,436,000	(406,000)	(2,030,000)	--	2,436,000	(162,000)	2,274,000
	–––––––	–––––––	–––––––	–––––––	–––––––	––––––	–––––––
Total	$8,686,000	$(1,926,000)	$(5,701,000)	$1,059,000	$8,686,000	$(760,000)	$7,926,000
	–––––––	–––––––	–––––––	–––––––	–––––––	––––––	–––––––
	–––––––	–––––––	–––––––	–––––––	–––––––	––––––	–––––––

Intangibles related to the acquisition of NXT:

	June 30, 2002			June 30, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual
property	$ 3,454,000	$ (907,000)	$ 2,547,000	$ 3,454,000	$(227,000)	$ 3,227,000
Acquired
workforce	1,300,000	(390,000)	910,000	1,300,000	(65,000)	1,235,000
Marketing
related	1,700,000	(637,000)	1,063,000	1,700,000	(85,000)	1,615,000
Goodwill	1,652,000	(245,000)	1,407,000	1,600,000	(80,000)	1,520,000
Acquired
intangibles
from NXT	432,000	(432,000)	--	432,000	(216,000)	216,000
Balance
reclassified
to assets
held for sale	(8,538,000)	2,611,000	(5,927,000)	(8,486,000)	673,000	(7,813,000)
	–––––––	–––––––	–––––––	–––––––	––––––	–––––––
Total	$ --	$ --	$ --	$ --	$ --	$ --
	–––––––	–––––––	–––––––	–––––––	––––––	–––––––
	–––––––	–––––––	–––––––	–––––––	––––––	–––––––

NOTE 7 – ACCRUED RESTRUCTURING EXPENSE

During the fourth quarter of fiscal year 2001, the Company recorded a restructuring charge of $2.4 million related to the consolidation and relocation of its former Bethesda, Maryland network operations center with its research and development and operations center, located in Palmer Lake, Colorado.

As part of the Company’s consolidation of its technical and network operations and the closure of its Bethesda, Maryland facility, a restructuring charge of $0.6 million was recorded in the first quarter of the year ended June 30, 2002 related to the termination of thirty-seven employees. The charge represents the cost of involuntary severance and related benefits for technical, operations, engineering, and administrative employees located in the Bethesda, Maryland and Palmer Lake, Colorado facilities.

During the fourth quarter of the year ended June 30, 2002, the Company reevaluated the balance of the restructuring accrual as the Bethesda facility sublease was completed and adjusted its estimates of sublease income and related costs. As a result, the Company reduced the restructuring accrual by $714,000.

Provided below is an analysis of the changes in the restructuring accrual:

Balance at June 30, 2001	$ 2,400,000
Charges against accrual (Bethesda rent
payments, severance and benefit payments)	(1,362,000)
Additions to accrual (severance and benefits
accrual)	625,000
Change in estimate	(714,000)
–––––––––
Balance at June 30, 2002	949,000
Less current portion	(262,000)
–––––––––
Balance at June 30, 2002, excluding
current portion	$ 687,000
–––––––––
–––––––––

The balance of the restructuring charge accrual will be paid over the remaining lease term of the former Bethesda office that expires July 2009.

NOTE 8 - ACCRUED LIABILITIES

	June 30,
	2002	2001
Accrued liabilities consists of:
Accrued compensation	$ 588,000	$1,102,000
Accrued professional fees	20,000	149,000
Accrued vendor obligation	187,000	--
Other	166,000	287,000
	–––––––––	–––––––––
	$ 961,000	$1,538,000
	–––––––––	–––––––––
	–––––––––	–––––––––

NOTE 9 - CAPITAL LEASE OBLIGATION

In November 2000, the Company purchased the assets and assumed liabilities of Cellgate. Included in the assumed liabilities were leases that financed the purchase of equipment used in the ordinary course of business.

On July 29, 1999, Cellgate entered into a Master Purchase and Lease Agreement with Tellus Technology Inc. (“Tellus”) and Varilease Corporation (“Varilease”) in which Tellus agreed to sell to Varilease and Varilease agreed to lease to the Company wireless IP modem adapters (the “Equipment Units”). In connection therewith, Cellgate entered into a separate Master Lease Agreement with Varilease to lease Equipment Units. These agreements were assumed in the purchase of assets and certain liabilities of Cellgate. At the end of the period, and under the terms specified in the agreement, the Company may either purchase the Equipment Units (at prices to be determined by the parties), extend the lease for an additional twelve months (at specified rates), or return the Equipment Units and purchase new units. On April 4, 2002, the Company entered an agreement with Varilease to extend the term of the lease for an additional twelve months. While in its possession, the Company bears the risk of loss for any damaged Equipment Units. In connection with the lease agreement, the Company has $50,000, which is maintained in an escrow account, included in restricted cash. As of June 30, 2002, the fair value of the capitalized lease obligation was $1,057,000.

In addition, NXT entered into capital leases for certain computer and network equipment, which expire on various dates through 2002.

Future minimum lease payments on capital leases are as follows:

For fiscal year ending June 30:
2003	$ 911,000
2004	319,000
–––––––––
Total minimum payments required	1,230,000
Less amount representing interest	(158,000)
–––––––––
Present value of net minimum
lease payments	1,072,000
Less current installments	(785,000)
–––––––––
Obligations under capital leases,
excluding current installments	$ 287,000
–––––––––
–––––––––

The carrying value of assets under capital leases of approximately $218,000, which is net of the allocated portion of the write down of inventory from a previous acquisition, is included in inventory and equipment at June 30, 2002.

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

Other liabilities at June 30, 2002, consist of a $47,000 deposit due to the sub-lessee of the former office space in Bethesda, MD. Other liabilities at June 30, 2001, consist of $109,000 deposit due to the sub-lessee of the former office space in New York.

NOTE 11 – STOCKHOLDERS’ EQUITY

On October 6, 2000, authorized capital was increased to 225,000,000 shares, 200,000,000 of which are $.01 par value common stock and 25,000,000 of which are $.01 par value preferred stock. At June 30, 2002, the only preferred stock issued and outstanding is the Series C Convertible Preferred Stock.

NOTE 12 — SERIES C CONVERTIBLE PREFERRED STOCK

Commonwealth Associates, L.P. (“Commonwealth”) acted as placement agent in the Private Placement pursuant to which an aggregate of 558.66 Units were sold at $100,000 per Unit for aggregate gross proceeds of $55,866,000. The Private Placement was closed in three tranches on March 17, 2000, March 28, 2000 and May 31, 2000. Each Unit consists of 10,000 shares of the Company’s Series C Preferred Stock (which is initially convertible into 16,667 shares of Common Stock) and warrants to purchase Common Stock equal to 25% of the number of shares into which the Series C Preferred Stock is convertible.

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

The Company is obligated to file a registration statement with respect to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock and exercise of the Unit Warrants under the Securities Act of 1933 within twelve months of the closing of the Private Placement. The investors also have certain “piggyback” registration rights with respect to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock and the exercise of the Unit Warrants. As of June 30, 2002, the Company has not registered the Common Stock underlying the Series C Preferred Stock and related Unit Warrants as required by the agreement.

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

Optional Conversion

Each Series C Preferred Stock is convertible, at the option of the holder into a number of shares of Common Stock determined by dividing (A) the Liquidation Value by (B) the Conversion Price ($6.00 per share) which is subject to adjustment for stock splits, recapitalizations and other similar events. During fiscal year 2002, 1,573,150 preferred shares were converted into 2,621,743 shares of common stock. During fiscal year 2001, 72,125 preferred shares were converted into 119,782 shares of common stock.

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

Antidilution

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

In the event the Company at any time issues additional Common Stock, preferred stock, options, warrants or convertible securities after the date or issuance of the Series C Preferred Stock, at a purchase price lower than the Conversion Price, then, subject to certain exceptions, the Conversion Price will be automatically reduced to such lower purchase price and the number of shares issuable upon conversion of the Preferred Shares shall be increased proportionately.

The antidilution rights may be waived by a vote of the holders of at least 20% of the Series C Preferred Stock.

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

Modifications and Waivers

The terms of the Series C Preferred Stock may be amended, modified or waived by agreement of the Company, the Placement Agent and a committee, to be designated by the Placement Agent whose members hold in the aggregate not less than 20% of the outstanding Series C Preferred Stock and 20% of the outstanding Unit Warrants (the “Committee”), provided however, that no such amendment, modification or waiver which would decrease the number of Conversion Shares issuable upon the exercise of the Series C Preferred Stock, or increase the Conversion Price therefore (other than as a result of the waiver or modification of any anti-dilution provisions) may be made without approval of the holders of at least 50% of the outstanding Series C Preferred Stock.

NOTE 13 — STOCK OPTIONS

During the year ended June 30, 2002, options for the purchase of 214,444 common shares were exercised. In addition, 30,571 shares of common stock were issued as non-cash compensation to a former executive of the Company. The non-cash compensation was valued at $112,500 and charged against the restructuring accrual.

During the year ended June 30, 2002, $1,045,000 was charged to compensation expense relating to options issued to three Board Members granted on March 29, 2000.

On May 16, 2002, the Company engaged an investment banking firm as financial and strategic advisors through December 31, 2002 and, as part of their compensation, granted the firm options to purchase 150,000 shares of the Company’s common stock at an exercise price equal to the market price on the date of grant. The options vested immediately and have a five-year term. The Company valued the option at $149,000, which was charged to unearned compensation, with a corresponding amortization expense of $30,000 recorded as non-cash compensation expense for the fiscal year ended June 30, 2002. In determining the fair value of the option, the Company used the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, expected volatility of 123%, an average expected option life of five years and an average risk-free interest rate of 3.22%.

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

The following table summarizes information for stock options outstanding under the plans and outside the plans at June 30, 2002:

	Outstanding Options		Options Exercisable
Range of Exercise Price	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Exercisable
$0.00 - $1.00	8.81	$ 0.61	503,820	$ 0.66	38,195
$1.01 - $1.50	8.96	$ 1.37	491,475	$ 1.47	107,584
$1.51 - $2.00	9.55	$ 1.80	733,562	$ 1.63	50,200
$2.01 - $2.50	8.78	$ 2.22	756,261	$ 2.22	251,835
$2.51 - $4.00	7.31	$ 3.05	34,125	$ 3.13	28,456
$4.01 - $6.00	7.71	$ 5.89	231,583	$ 5.90	159,707
$6.01 - $35.00	8.02	$ 8.77	1,038,474	$ 9.98	447,517

Stock option transactions relating to options granted under the plans and other stock options (discussed below) for the years ended June 30, 2002 and 2001 were as follows:

1992 Stock Option Plan

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at June 30, 2000	402,509	$ 10.13
Granted	--	--
Exercised	--	--
Cancelled	(54,625)	$ 10.75
	–––––––
Balance at June 30, 2001	347,884	$ 10.04
Granted	--
Exercised	(18,750)	$ 2.84
Cancelled	(116,564)	$ 14.14
	–––––––
Balance at June 30, 2002	212,570	$ 8.44
	–––––––
	–––––––
Exercisable at June 30, 2002	162,848	$ 7.92
	–––––––
	–––––––

2000 Stock Option Plan

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at June 30, 2000	--	--
Granted	2,813,785	$ 4.53
Exercised	--	--
Cancelled	(205,385)	$ 5.79
	–––––––
Balance at June 30, 2001	2,608,400	$ 4.43
Granted	1,229,462	$ 1.28
Exercised	(177,987)	$ 2.00
Cancelled	(378,978)	$ 4.36
	–––––––
Balance at June 30, 2002	3,280,897	$ 3.25
	–––––––
	–––––––
Exercisable at June 30, 2002	716,663	$ 5.01
	–––––––
	–––––––

Outside the Plans

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at June 30, 2000	504,875	$ 5.78
Granted	--	--
Exercised	--	--
Cancelled	(149,668)	$ 3.38
	–––––––
Balance at June 30, 2001	355,207	$ 6.66
Granted	--	--
Exercised	(17,707)	$ 3.38
Cancelled	(41,667)	$ 6.00
	–––––––
Balance at June 30, 2002	295,833	$ 7.11
	–––––––
	–––––––
Exercisable at June 30, 2002	203,983	$ 7.07
	–––––––
	–––––––

Fair Value Disclosures

Had compensation expense for awards to employees been determined based on the fair value of the options at the grant dates for awards under the Plans consistent with the method of accounting prescribed by SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

June 30,
	2002	2001
Net loss
As reported	$ (25,552,000)	$ (19,257,000)
Pro forma	$ (28,939,000)	$ (22,234,000)
Basic and diluted loss per share
As reported	$ (1.92)	$ (1.88)
Pro forma	$ (2.18)	$ (2.17)

The weighted average fair value of options granted during the years ended June 30, 2002 and 2001 was $1.06 and $3.43 per option, respectively. In determining the minimum fair value of each option, the Company used the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, expected volatility of 140% and 180%, an average expected option life of 3.5 years and an average risk-free interest rate of 4.4% and 4.95% for 2002 and 2001, respectively.

NOTE 14 - STOCK WARRANTS

The following table summarizes information about stock warrants outstanding at June 30, 2002:

	Outstanding and Exercisable Warrants
Range of exercise price	Number Outstanding and Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
			(yrs)
$ 0.00 - $ 5.90	1,343,750	$ 4.68	6.85
$ 5.91 - $ 6.00	6,017,766	$ 6.00	4.64
$ 6.01 - $13.00	70,833	$ 9.72	2.32
$13.01 - $23.00	56,359	$ 17.87	1.41

Provided below are stock warrant transactions for the year ended June 30, 2002.

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2002	9,153,625	$ 4.90
Granted	--	--
Exercised	--	--
Cancelled	(1,572,000)	$ 0.04
	––––––––
Balance at June 30, 2001	7,581,625	$ 5.90
Granted	--	--
Exercised	--	--
Cancelled	(92,917)	$ 7.09
	––––––––
Balance at June 30, 2002	7,488,708	$ 5.89
	––––––––
	––––––––
Exercisable at June 30, 2002	7,488,708	$ 5.89
	––––––––
	––––––––

As part of their compensation related to the Private Placement, Commonwealth and PJSC received warrants to purchase an aggregate of 167.599 Units (which are identical to the units sold in the Private Placement). The warrants are exercisable at $100,000 per Unit commencing on the date of issuance and for seven years thereafter. The Company valued the unit warrants at $6.15 million.

Effective September 7, 2000, unit purchase warrants to purchase units consisting of (a) Series C Convertible Preferred Stock and (b) additional warrants to purchase Common Stock at $6.00 per share were amended so that such warrants are now exercisable, at $6.00 per share, solely for the total number (3,491,625) of shares of Common Stock into which the underlying Series C Convertible Preferred Stock and warrants would have been convertible and exercisable. The modified warrants are held by Commonwealth and PJSC. The change does not change the aggregate number of shares of Common Stock, which the holders would have received upon exercise in full of the unit purchase warrants and conversion and exercise in full of the underlying securities. The change also does not affect the aggregate purchase price, which such holders would have paid for the underlying Common Stock. The change in the agreement did not provide additional value to the warrant holders, therefore the Company did not give accounting recognition to the change.

Note 15 — NET LOSS PER SHARE

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

The following table reconciles the number of shares of common stock outstanding to the maximum number of common stock and potentially dilutive common stock as of June 30, 2002 and 2001.

U.S. WIRELESS DATA INC.
CONSOLIDATED COMMON STOCK EQUIVALENTS

	As of June 30,
	2002	2001
Common stock outstanding	14,814,000	11,478,000
Series C Preferred Stock outstanding
in common stock equivalents	6,569,000	9,191,000
	–––––––––	–––––––––
	21,383,000	20,669,000
	–––––––––	–––––––––
Warrants
Outstanding related to the Private Placement
Investor warrants	2,328,000	2,328,000
Agent warrants	2,328,000	2,328,000
Agent warrants	582,000	582,000
Investment company warrants	466,000	466,000
Investment company warrants	116,000	116,000
Various outstanding	325,000	418,000
Executive	1,344,000	1,344,000
	–––––––––	–––––––––
Total warrants	7,489,000	7,582,000
	–––––––––	–––––––––
Options
Outstanding, 1992 Option Plan	213,000	348,000
Outstanding, 2000 Option Plan	3,281,000	2,608,000
Outstanding, Non-Plan	296,000	338,000
	–––––––––	–––––––––
Total options	3,790,000	3,294,000
	–––––––––	–––––––––
Common stock contingently
issuable for acquisitions	2,242,000	2,710,000
	–––––––––	–––––––––
Total shares outstanding or issuable	34,904,000	34,255,000
	–––––––––	–––––––––
	–––––––––	–––––––––

NOTE 16 — INCOME TAXES

At June 30, 2002 and 2001, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $72 million and $50 million, respectively. Annual utilization of the loss carry-forwards is subject to significant limitations due to changes in the Company’s ownership. Future changes in ownership could further limit the utilization of these net operating loss carry-forwards. If unused, the carry-forwards will expire between 2009 and 2021.

Delaware and other state and local taxes of $178,000 and $64,000 were incurred by the Company for the year ended June 30, 2002 and 2001, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carry-forwards. The tax effects of significant items comprising the Company’s deferred taxes are as follows:

	June 30,
	2002	2001
Deferred tax assets
Net operating loss carry-forwards	$ 24,365,000	$ 18,691,000
Intangibles	3,096,000	322,000
Inventory reserves	1,178,000	6,000
Loss on disposition of subsidiary	635,000	--
Accrued restructuring expense	323,000	900,000
Other	233,000	385,000
	––––––––––	––––––––––
	$ 29,830,000	$ 20,304,000
Valuation allowance	(29,830,000)	(20,304,000)
	––––––––––	––––––––––
	$ --	$ --
	––––––––––	––––––––––
	––––––––––	––––––––––

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

A reconciliation between the statutory tax rate and the effective tax rate for the periods indicated is presented below:

	Year ended June 30,
	2002	2001
Federal statutory tax rate	35%	35%
State taxes	7	7
	––	––
Valuation allowance	(42)	(42)
Effective tax rate	--	--
	––	––
	––	––

NOTE 17 — EMPLOYEE BENEFIT PLAN

The Company maintains a qualified Section 401(k) Savings Plan. The Plan allows eligible employees to contribute up to 15% of their salaries on a pre-tax basis, subject to certain limitations imposed by current tax law and regulations. During fiscal year 2002 and 2001, the Company contributed $81,000 and $42,000, respectively, to the Plan.

NOTE 18 — RELATED PARTIES

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

Paymentech

During the years ended June 30, 2002 and 2001, the Company recorded approximately $863,000 and $509,000, respectively, in revenue from Paymentech for transaction fees, monthly data transport services, leased line revenue, and software development services. At June 30, 2002 and 2001 accounts receivable from Paymentech were approximately $48,000 and $85,000, respectively.

MLI

MLI uses NXT for transaction transport services as contracted for in a service agreement dated June 21, 1996. The Company leased office space from MLI, which expired on August 30, 2001. During the years ended June 30, 2002 and 2001, the Company recorded costs related to the leased office space and network monitoring fees of $56,000 and $134,000, respectively. During the years ended June 30, 2002 and 2001, the Company recorded revenue from MLI of approximately $3,731,000 and $1,086,000, respectively. Accounts receivables from MLI were approximately $369,000 and $570,000, and accounts payables were $0 and $5,000 at June 30, 2002 and 2001, respectively.

Amex

Pursuant to an agreement with Amex dated January 29, 1996 as amended on October 16, 1997, February 11, 1999, May 10, 1999, December 30, 1999, May 24, 2000, August 22, 2000 and December 22, 2000, the Company provides to and receives from Amex various services related to transport and management of credit card transactions. During the years ended June 30, 2002 and 2001, the Company recorded revenue from Amex of approximately $27,000 and $21,000, from transaction management fees, leased line reimbursements, software development and other services. The Company also recognized costs of sales to Amex of approximately $3,648,000 and $1,600,000 for transaction transport services, host connection fees and transaction commissions during the years ended June 30, 2002 and 2001, respectively. Included in accounts payable balance was approximately $869,000 and $670,000, due to Amex and $25,000 and $2,000, included in accounts receivable due from Amex as of June 30, 2002 and 2001, respectively.

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information:

$593,000 and $232,000 was paid in cash for interest for the year ended June 30, 2002 and 2001, respectively.

Supplemental disclosure of non-cash financing and investing activities:

Year ended June 30, 2002
1.	Conversion of 1,573,150 shares of Series C Preferred Stock into 2,621,743 shares of Common Stock.
2.	Issuance of 468,750 shares of common stock to Cellgate shareholders, valued at approximately $1,642,000.

Year ended June 30, 2001
1.	Conversion of 72,125 shares of Series C Preferred Stock into 119,782 shares of Common Stock.
2.	Issuance of 563,000 shares of common stock and 468,000 shares as additional consideration to Cellgate shareholders, valued at approximately $1,969,000 and $1,642,000, respectively.
3.	Issuance of 1,125,000 shares of common stock and 2,242,000 shares as additional consideration to NXT shareholders, valued at approximately $2,109,000 and $4,203,000, respectively.
4.	The assets acquired and the liabilities assumed related to the acquisition of Cellgate and NXT were $5,683,000 and $6,561,000, respectively.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

The Company has entered into leases for certain computer equipment and facility leases. Future minimum lease payments under non-cancelable operating leases as of June 30, 2002 are as follows:

	Facility Leases	Less Subleased Facilities	Net
For fiscal year ending June 30:
2003	$ 1,303,000	$ 438,000	$ 865,000
2004	1,280,000	534,000	746,000
2005	1,304,000	556,000	748,000
2006	1,379,000	578,000	801,000
2007	1,400,000	601,000	799,000
Thereafter	3,543,000	1,331,000	2,212,000
	––––––––––	–––––––––	–––––––––
Total minimum payments required	$10,209,000	$4,038,000	$6,171,000
	––––––––––	–––––––––	–––––––––
	––––––––––	–––––––––	–––––––––

Rent expense for the years ended June 30, 2002 and 2001 was $774,000 and $920,000, respectively.

As a security deposit for the Company’s New York facility, the Company maintains a letter of credit in the amount of $456,300. The Company has restricted cash of $492,000 on deposit in a money market fund as collateral for the letter of credit maintained by the bank.

Included in restricted cash are $175,000, which is held in a certificate of deposit as a security deposit and $450,000, which is on deposit as collateral for a letter of credit maintained by the bank for the Company’s Bethesda facility.

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

The Company is not currently subject to any material legal proceedings. However, we may from time to time become a party to legal proceedings arising in the ordinary course of our business.

NOTE 21 – SALE OF NXT

In May 2002, the Company adopted a formal plan to sell its wholly owned subsidiary NXT. Pursuant to an Asset Purchase Agreement dated August 31, 2002 (the “Agreement”), the Company sold, for $5 million in cash, substantially all of the operating assets associated with NXT to Paymentech, which subsequently transferred the NXT assets and obligations to its wholly-owned subsidiary Merchant-Link, LLC. Pursuant to a Transition Services Agreement the Company entered into on the same date with Merchant-Link, LLC, certain of the NXT assets will continue to be located in the Company’s Colorado facility and the Company will provide certain services for payment to Merchant-Link, LLC for a limited period of time. NXT provides data services and landline-based connectivity for credit card transaction processing.

Subject to certain conditions in the Agreement, Paymentech is obligated under the Agreement to purchase goods or services from the Company or its affiliates over three (3) years in an amount aggregating at a minimum $3,472,500, with Paymentech obligated to pay at least $1,000,000 during the first year, in installments of $83,333 per month, at least $1,150,000 during the second year, in installments of $95,833 per month, and at least $1,322,500 during the third year, in installments of $110,208 per month.

As the Company had actively been seeking a buyer at June 30, 2002, the assets to be sold, at their book values, have been separately classified as “Assets held for sale” in the accompanying balance sheets at June 30, 2002 and 2001 and the results of operations of NXT’s operations and the related loss on sale of NXT’s assets have been reported as discontinued operations for all periods in the accompanying consolidated financial statements. Revenues and loss from operations of NXT are as follows:

	Year Ended June 30,
	2002	2001
Revenues	$6,431,000	$ 2,900,000
Income (loss) from operations	321,000	(1,752,000)

Assets of NXT held for sale were as follows:

	June 30,
	2002	2001
Fixed assets	$ 68,000	$ 265,000
Goodwill	1,407,000	1,520,000
Identified intangibles	4,520,000	6,293,000
	–––––––––	–––––––––
Carrying value of assets	5,995,000	8,078,000
Writedown of assets held for sale	(1,867,000)	--
	–––––––––	–––––––––
Assets held for sale	$ 4,128,000	$8,078,000
	–––––––––	–––––––––
	–––––––––	–––––––––

As a result of the NXT transaction, the Company recorded a loss from the sale of $1,867,000, with no tax benefit assumed, based on estimated net proceeds that will be received. This loss may be adjusted if additional costs are incurred or changes arise in the net carrying value of the net assets held for sale.

NOTE 22 – CHANGE IN CLASSIFICATION OF INVENTORY WRITE DOWN

As discussed in Notes 4 and 6, during the year ended June 30, 2002 the Company evaluated the ongoing value of goodwill and intangible assets acquired from the acquisition of Cellgate, as well as the future projected cash flows from the sale of inventory acquired as part of this acquisition. As a result, the Company recorded an inventory write down of $3.5 million, which was originally reported as a component of operating expenses. Subsequent to the issuance of the Company’s consolidated financial statements for the year ended June 30, 2002, the Company determined that the write down of inventory should have been reported as cost of revenues in accordance with guidance in Emerging Issues Task Force Issue No. 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring.” The Company has, therefore, restated its fiscal 2002 consolidated statement of operations, reclassifying the “Write down of inventory from a previous acquisition” to cost of revenues from operating expenses.

While the restatement did not have any effect on revenues, loss from continuing operations, net loss or net loss per share, or any change in the net decrease in cash in the consolidated statement of cash flows as previously reported, the restatement resulted in a reduction of $3.5 million in total operating expenses, an increase in cost of revenues of $3.5 million and a decrease in gross profit of $3.5 million. We previously reported cost of revenues, gross profit and total operating expenses of $1.3 million, $1.2 million and $24.8 million, respectively, for the year ended June 30, 2002. We are now reporting cost of revenues, gross profit and total operating expenses of $4.8 million, -$2.3 million and $21.3 million, respectively, for the year ended June 30, 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item was included in our Proxy Statement for the 2002 Annual Meeting of the Shareholders under the caption “Directors and Executive Officers” which was filed with the Securities and Exchange Commission on October 28, 2002, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item was included in our Proxy Statement for the 2002 Annual Meeting of the Shareholders under the caption "Executive Compensation" which was filed with the Securities and Exchange Commission on October 28, 2002, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item was included in our Proxy Statement for the 2002 Annual Meeting of the Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” which was filed with the Securities and Exchange Commission on October 28, 2002, and is incorporated herein by reference. The information required by this Item with regard to Section 201(d) of Regulation S-B of the Act, “Securities Authorized for Issuance Under Equity Compensation Plans,” is included in Item 5 of Part II hereof.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item was included in our Proxy Statement for the 2002 Annual Meeting of the Shareholders under the caption “Certain Relationships and Related Transactions” which was filed with the Securities and Exchange Commission on October 28, 2002, and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number            Description of Exhibit

3.1	Certificate of Incorporation (15)

3.2	Certificate of Amendment to the Certificate of Incorporation (15)

3.3	Bylaws (13)

4.1	Specimen Common Stock Certificate (16)

4.2	1992 Stock Option Plan, as amended (3)

4.3	Form of Stock Option Agreement under 1992 Stock Option Plan (9)

4.4	2000 Stock Option Plan (including forms) (13)

4.5	Common Stock Purchase Warrant issued to Kenneth DeJohn on or about May 1, 1993 (1)

4.6	Form of Common Stock Purchase Warrant issued to John Liviakis and Robert Prag as of August 4, 1997 (5)

4.7	Common Stock Purchase Warrant dated March 12, 1998, issued to entrenet Group, LLC (5)

4.8	Agreement to Amend Stock Purchase Warrant effective April 1, 1998 with James Walters (6)

4.9	Form of Common Stock Purchase Warrants issued to Certain Holders of Series A Preferred Stock participating in the modifications to the terms of the Series A Preferred Stock (which was effective as of September 17, 1998) (7)

4.10	Form of Common Stock Purchase Warrant issued to Charles Burtzloff in conjunction with the $500,000 loan made to us as of November 1, 1998 (7)

4.11	Form of Unit Warrant (10)

4.12	Form of Subscription Agreement (10)

4.13	Form of Placement Agent Warrant (10)

4.14	Form of Peter J. Solomon Securities Company Limited Warrant (10)

4.15	Form of Bold Street, LLC Warrant (10)

4.16	Form of Warrant Amendment Agreement, dated as of September 7, 2000, by and between us and unit purchase warrant holders (11)

4.17	Common Stock Purchase Warrant issued to Dean M. Leavitt as of May 3, 1999 (8)

4.18	Form of Nonqualified Stock Option Certificate issued to Edwin M. Cooperman dated March 29, 2000 (12)

4.19	Form of Nonqualified Stock Option Certificate issued to Michael S. Falk dated March 29, 2000 (12)

4.20	Form of Nonqualified Stock Option Certificate issued to Barry A. Kaplan dated March 29, 2000 (12)

Exhibit
Number            Description of Exhibit

4.21	Form of Nonqualified Stock Option Certificate issued to Amy L. Newmark dated March 29, 2000 (12)

4.22	Form of Nonqualified Stock Option Certificate issued to Charles I. Leone dated February 15, 2000 (12)

4.23	Form of Common Stock Purchase Warrant (originally issued to Dean M. Leavitt as of May 3, 1999), as re-executed as of January 4, 2000 to reflect repricing authorized as of such date (12)

4.24	Form of Common Stock Purchase Warrant for 22,500 shares issued to RBB Bank dated January 20, 2000 (12)

4.25	Form of Common Stock Purchase Warrant for 15,000 shares issued to Lippert/Heilshorn & Associates, Inc. dated March 28, 2000 (12)

4.26	Form of Common Stock Purchase Warrant for 50,000 shares issued to Cornell Consulting International, Inc. dated March 28, 2000 (12)

4.27	Form of Common Stock Purchase Warrant for 25,000 shares issued to Cornell Consulting International, Inc. dated May 4, 2000 (12)

10.1	Form of Amended and Restated Employment Agreement between us and Dean M. Leavitt dated December 20, 2000 (17)

10.2	Indemnification Agreement between us and Dean M. Leavitt entered into as of May 3, 1999 (8)

10.3	Form of Amended and Restated Employment Agreement between us and Charles I. Leone dated September 7, 2000 (14)

10.4	Form of Employment Agreement between us and Rick J. DeVincenzo dated December 20, 2000 (17)

10.5	Form of Employment Agreement between us and Heidi R. Goff dated October 10, 2001 (18)

10.6	Form of Employment Agreement between us and Adi Raviv dated August 15, 2002 (20)

10.7	Form of lease agreement for the 20th floor at 750 Lexington Avenue dated May 22, 2000 (14)

10.8	Asset Purchase Agreement dated August 31, 2002 (Sale of NXT) (19)

_____________________________________
*	Filed herewith.

**	Confidential treatment for certain portions of this document were granted to us pursuant to Commission Rule 24b-2 promulgated under of the Securities Exchange Act of 1934 and/or Rule 406 promulgated under the Securities Act of 1933, as identified on the first page of the document, and at the specific item in the document for which such treatment has been requested. The omitted material was filed separately with the Commission pursuant to Rules 24b-2 and/or 406.

(1)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB/A (Amendment No. 2) for the Fiscal Year Ended June 30, 1997, filed on January 2, 1998.

(2)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB/A (Amendment No. 3) for the Fiscal Year Ended June 30, 1997, filed on February 25, 1998.

(3)	Incorporated by reference from the like-named exhibit filed as Exhibit C to our Definitive Revised Proxy Statement for the 1997 Annual Meeting of Stockholders held on February 6, 1998, filed on January 14, 1998.

(4)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of July 16, 1998, filed on July 31, 1998.

(5)	Incorporated by reference from the like-named exhibit filed with our Registration Statement on Form SB-2 (SEC File No. 333-52625) as of May 14, 1998.

(6)	Incorporated by reference from the like-named exhibit filed with Amendment No. 1 to our Registration Statement on Form SB-2 (SEC File No. 333-52625) as of July 16, 1998.

(7)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1998, filed on December 18, 1998.

(8)	Incorporated by reference from the like-named exhibit filed with our Registration Statement on Form SB-2 (SEC File No. 333-81897), filed on June 30, 1999.

(9)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1999, filed on October 14, 1999.

(10)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K/A Reporting an Event of March 28, 2000, filed on April 18, 2000.

(11)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of September 7, 2000, filed on September 19, 2000.

(12)	Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2000, filed on May 15, 2000.

(13)	Incorporated by reference from the like-named exhibit filed with our Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders held on September 7, 2000, filed on August 9, 2000.

(14)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 2000, filed on September 28, 2000.

(15)	Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2000, filed on November 14, 2000.

(16)	Incorporated by reference from the like-named exhibit filed with our Registration Statement on Form S-8, filed on December 8, 2000.

(17)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 2001, filed on September 28, 2001.

(18)	Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2001, filed on February 14, 2002.

(19)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of August 31, 2002, filed on September 5, 2002.

(20)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 2002, filed on September 30, 2002.

(b) Reports on Form 8-K

On June 28, 2002, we filed a current report on Form 8-K reporting an Item 5 event (Pepsi Order, Management Change).

SIGNATURES

        In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2003                                                                               U.S. WIRELESS DATA, INC.

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

Signatures	Title	Date

/s/ Dean M. Leavitt Dean M. Leavitt	Chief Executive Officer and Chairman of the Board of the Company (Principal Executive Officer)	February 25, 2003

/s/ Adi Raviv Adi Raviv	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2003

/s/ Barry A. Kaplan Barry A. Kaplan	Director	February 25, 2003

/s/ Amy L. Newmark Amy L. Newmark	Director	February 25, 2003

/s/ Chester N. Winter Chester N. Winter	Director	February 25, 2003

CERTIFICATIONS

I, Dean M. Leavitt, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of U.S. Wireless Data, Inc.;

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

Date: February 25, 2003

/s/ Dean M. Leavitt
Dean M. Leavitt
Chief Executive Officer and
     Chairman of the Board of the Company
     (Principal Executive Officer)

CERTIFICATIONS

I, Adi Raviv, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of U.S. Wireless Data, Inc.;

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

Date: February 25, 2003

/s/ Adi Raviv
Adi Raviv
Executive Vice President and
     Chief Financial Officer