Form 10QSB
period 2003-03-31
U S WIRELESS DATA INC
filed 2003-05-15
CIK 895716

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

                           [X]    Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act
                                     of 1934 for the quarterly period ended March 31, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X]     No [  ]

As of May 14, 2003, there were outstanding 17,684,610 shares of the Registrant’s Common Stock ($0.01 par value per share).

Transitional Small Business Disclosure Format. Yes [  ]     No [X]

U.S. WIRELESS DATA, INC.
TABLE OF CONTENTS

	Page
PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Balance Sheets as of
March 31, 2003 and June 30, 2002	3
Consolidated Statements of Operations for the three and nine months
ended March 31, 2003 and 2002	4
Consolidated Statements of Cash Flows for the nine months ended
March 31, 2003 and 2002	5
Consolidated Statements of Stockholders’ Equity for the year ended June 30, 2002 and the nine
months ended March 31, 2003	6

Notes to Consolidated Financial Statements	7-	16
ITEM 2. Management’s Discussion and Analysis	17-	37
ITEM 3. Controls and Procedures	38
PART II -- OTHER INFORMATION
ITEM 1. Legal Proceedings	39
ITEM 2. Changes in Securities and Use of Proceeds	39
ITEM 3. Defaults Upon Senior Securities	39
ITEM 4. Submission of Matters to a Vote of Security Holders	39
ITEM 5. Other Information	39-	40
ITEM 6. Exhibits and Reports on Form 8-K	40
SIGNATURES	41

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2003 (Unaudited)	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 1,266,000	$ 2,862,000
Accounts receivable, net of allowance for
doubtful accounts of $274,000 and $293,000
at March 31, 2003 and June 30, 2002, respectively	634,000	1,360,000
Inventory, net	396,000	800,000
Other current assets	276,000	357,000
Assets held for sale	--	4,128,000

Total current assets	2,572,000	9,507,000
Property and equipment, net	1,669,000	2,195,000
Restricted cash	1,081,000	1,167,000
Intangible assets, net	68,000	1,059,000
Other assets	26,000	35,000

Total assets	$ 5,416,000	$ 13,963,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 416,000	$ 1,880,000
Accrued liabilities	442,000	961,000
Other current liabilities	805,000	299,000
Accrued restructuring expense, current portion	141,000	262,000
Obligation under capital lease, current portion	249,000	785,000
Purchase price payable, current portion	--	477,000

Total current liabilities	2,053,000	4,664,000
Deferred rent expense	192,000	181,000
Accrued restructuring expense, less current portion	588,000	687,000
Other liabilities	151,000	47,000
Obligation under capital lease, less current portion	320,000	287,000

Total liabilities	3,304,000	5,866,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 25,000,000 shares authorized:
Series C convertible, at $.01 par value, liquidation value
$10.00 per share, aggregating $35,937,000 and $39,413,000
at March 31, 2003 and June 30, 2002, respectively; 8,450,000 shares authorized, 3,593,700 and 3,941,325 issued and
outstanding at March 31, 2003 and June 30, 2002, respectively	36,000	39,000
Common stock, 200,000,000 shares authorized at $.01 par value;
17,626,276 and 14,813,927 shares issued and outstanding at
March 31, 2003 and June 30, 2002, respectively	176,000	149,000
Additional paid-in capital	142,703,000	142,927,000
Unearned compensation	(7,000)	(963,000)
Accumulated deficit	(140,796,000)	(134,055,000)

Total stockholders’ equity	2,112,000	8,097,000

Total liabilities and stockholders’ equity	$ 5,416,000	$ 13,963,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2003	2002	2003	2002
Revenues
Service revenues
Activation fees	$ 43,000	$ 80,000	$ 219,000	$ 222,000
Monthly fees	630,000	386,000	1,739,000	1,001,000
Transaction fees	48,000	35,000	161,000	95,000
Other fees	39,000	6,000	122,000	8,000

Total service revenues	760,000	507,000	2,241,000	1,326,000
Product sales	104,000	85,000	305,000	545,000

Total revenues	864,000	592,000	2,546,000	1,871,000

Cost of revenues
Services	370,000	234,000	1,096,000	618,000
Product sales	101,000	79,000	294,000	416,000
Write-down of inventory	--	--	333,000	--

Total cost of revenues	471,000	313,000	1,723,000	1,034,000

Gross profit	393,000	279,000	823,000	837,000

Operating expenses
Selling, general and administrative
(Exclusive of non-cash compensation for directors)	1,832,000	2,330,000	5,622,000	7,283,000
Non-cash compensation for directors	(94,000)	375,000	469,000	1,122,000

Total selling, general and administrative	1,738,000	2,705,000	6,091,000	8,405,000
Depreciation and amortization	200,000	718,000	738,000	2,138,000
Research and development	109,000	281,000	411,000	895,000
Restructuring expense	--	--	--	625,000
Impairment of intangible assets	--	--	836,000	--

Total operating expenses	2,047,000	3,704,000	8,076,000	12,063,000

Loss from operations	(1,654,000)	(3,425,000)	(7,253,000)	(11,226,000)
Interest income	8,000	27,000	38,000	247,000
Interest expense	(13,000)	(135,000)	(93,000)	(306,000)
Other income (expense), net	99,000	(80,000)	71,000	(46,000)

Loss from continuing operations	(1,560,000)	(3,613,000)	(7,237,000)	(11,331,000)

Discontinued operations:
Income from discontinued operations	--	230,000	363,000	58,000
Gain on sale of discontinued operations	--	--	133,000	--

Income from discontinued operations	--	230,000	496,000	58,000

Net loss	$(1,560,000)	$(3,383,000)	$(6,741,000)	$(11,273,000)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$ (0.09)	$ (0.26)	$ (0.45)	$ (0.88)
Income from discontinued operations	$ --	$ 0.02	$ 0.03	$ 0.00

Net loss per share	$ (0.09)	$ (0.24)	$ (0.42)	$ (0.88)

Weighted average common shares outstanding,
basic and diluted	17,488,000	14,070,000	15,914,000	12,817,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,741,000)	$(11,273,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	738,000	2,138,000
Depreciation and amortization from discontinued operations	--	362,000
Gain on sale of discontinued operations	(133,000)	--
Bad debt expense	26,000	100,000
Deferred rent	10,000	(97,000)
Non-cash compensation for directors	469,000	--
Non-cash consulting and other	293,000	1,122,000
Write-down of inventory	333,000	--
Impairment of intangible assets	836,000	--
Loss on notes receivable	47,000	--
Changes in assets and liabilities:
Accounts receivable	703,000	375,000
Inventory	71,000	(260,000)
Other current assets	122,000	(145,000)
Other assets	9,000	31,000
Accounts payable	(1,464,000)	(390,000)
Accrued liabilities	(336,000)	(181,000)
Other current liabilities	506,000	(214,000)
Other liabilities	75,000	(63,000)
Accrued restructuring expense	(220,000)	(486,000)

Net cash used in operating activities	(4,656,000)	(8,981,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(55,000)	(440,000)
Decrease in restricted cash	86,000	54,000
Net payment for purchase acquisition, net of cash acquired	(477,000)	(2,598,000)
Loan and notes receivable	(97,000)	(1,000)

Net cash used in investing activities	(543,000)	(2,985,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	--	409,000
Issurance of common stock	--	126,000
Conversion of preferred stock	--	(14,000)
Decrease in deposits	29,000	--
Proceeds from the sale of NXT	5,000,000	--
Payments of expenses for sale of NXT	(926,000)	--
Payments of obligations under capital lease	(500,000)	(585,000)

Net cash provided by (used in) financing activities	3,603,000	(64,000)

Net decrease in cash and cash equivalents	(1,596,000)	(12,030,000)
Cash and cash equivalents, beginning of period	2,862,000	18,205,000

Cash and cash equivalents, end of period	$ 1,266,000	$ 6,175,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED JUNE 30, 2002 AND THE NINE MONTHS ENDED MARCH 31, 2003
(Unaudited)

	Series C Convertible Preferred Stock Shares Amount	Common Stock Shares Amount			Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Equity
BALANCE AT JUNE 30, 2001	5,514,475	$ 55,000	11,478,419	$115,000	$ 142,873,000	$(2,639,000)	$(108,503,000)	$ 31,901,000
Exercise of stock options	--	--	214,444	2,000	404,000	--	--	406,000
Non-cash compensation	--	--	30,571	1,000	266,000	--	--	267,000
Amortization of non-cash
compensation	--	--	--	--	--	1,075,000	--	1,075,000
Cancellation of options issued
to Board member	--	--	--	--	(750,000)	750,000	--	--
Issuance of options to
investment banker	--	--	--	--	149,000	(149,000)	--	--
Issuance of common stock
to former Cellgate
shareholders	--	--	468,750	5,000	(5,000)	--	--	--
Conversion of Series C
convertible
preferred stock	(1,573,150)	(16,000)	2,621,743	26,000	(10,000)	--	--	--
Net loss	--	--	--	--	--	--	(25,552,000)	(25,552,000)

BALANCE AT JUNE 30, 2002	3,941,325	$ 39,000	14,813,927	$149,000	$ 142,927,000	$ (963,000)	$(134,055,000)	$ 8,097,000
Amortization of non-cash
compensation for directors	--	--	--	--	--	469,000	--	469,000
Cancellation of options issued
to Board member	--	--	--	--	(375,000)	375,000	--	--
Amortization of options in
lieu of cash
to non employees	--	--	--	--	2,000	162,000	--	164,000
Issuance of options to
investment banker	--	--	--	--	21,000	(21,000)	--	--
Issuance of options for sale
of NXT	--	--	--	--	52,000	--	--	52,000
Issuance of options for
investor relations
services	--	--	--	--	29,000	(29,000)	--	--
Issuance of options to
legal counsel	--	--	--	--	80,000	--	--	80,000
Issuance of common stock to
former NXT
shareholders	--	--	2,241,658	22,000	(22,000)	--	--	--
Loss on notes receivable to
fair mkt value	--	--	(9,258)	--	(9,000)	--	--	(9,000)
Conversion of Series C
convertible
preferred stock	(347,625)	(3,000)	579,949	5,000	(2,000)	--	--	--
Net loss	--	--	--	--	--	--	(6,741,000)	(6,741,000)

BALANCE AT MARCH 31, 2003	3,593,700	$ 36,000	17,626,276	$176,000	$ 142,703,000	$ (7,000)	$(140,796,000)	$ 2,112,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - THE COMPANY

U.S. Wireless Data, Inc. (“USWD” or the “Company”) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. U.S. Wireless Data, Inc. provides wireless transaction delivery and gateway services to the payments processing industry. The Company’s customers include credit card processors, merchant acquirers, banks, automated teller machine (“ATM”) distributors and their respective sales organizations, as well as certain businesses seeking new solutions to make it easier for their customers to buy their products or services. The Company provides these entities with turnkey wireless and other transaction management services. The Company also provides those entities with proprietary wireless enabling products designed to allow for card acceptance. These services and products may be utilized by conventional card accepting retailers as well as emerging card accepting market segments such as vending machines, quickservice (fast food) and quick casual restaurants, taxis and limousines, in-home service providers, door-to-door sales, contractors, delivery services, sporting events, and outdoor markets. The Company’s services and products may also be used for gathering telemetric information from remote equipment such as vending machines.

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

NOTE 3 — BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the consolidated financial statements. Operating results for the three and nine months ended March 31, 2003 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. Certain amounts in the financial statements have been reclassified from prior period presentations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report for the year ended June 30, 2002 on Form 10-KSB/A.

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

Stock-Based Compensation

The Company accounts for employee stock-based compensation cost using the intrinsic value method of accounting prescribed by the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based-Compensation” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation” (“SFAS No. 148”). Restricted stock or stock awards are recorded as compensation expense over the vesting period, if any, based on the market value on the date of grant.

At March 31, 2003, the Company had four fixed stock-based compensation plans. The exercise price of each option granted pursuant to these plans is equal to the market price of the Company’s common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share for the periods indicated would have been as follows:

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
Net loss, as reported	$(1,560,000)	$(3,383,000)	$(6,741,000)	$ (11,273,000)
Deduct: Total stock-based compensation
expense determined under fair value
based method
	(684,000)	(707,000)	(1,902,000)	(684,000)

Pro forma net loss	$(2,244,000)	$(4,090,000)	$(8,643,000)	$ (14,095,000)

Net loss per share
As reported	$ (0.09)	$ (0.24)	$ (0.42)	$ (0.88)

As reported	$ (0.13)	$ (0.29)	$ (0.54)	$ (1.10)

In determining the minimum fair value of each option, the Company used the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, expected volatility of 123% and 140%, an average expected option life of 3.5 years and an average risk-free interest rate of 2.31% and 3.47% for the three and nine month periods ended March 31, 2003 and 2002, respectively.

NOTE 4 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, which the Company adopted on July 1, 2002. As a result of the write-off of all goodwill during the year ended June 30, 2002, the adoption of SFAS No. 142 in the first quarter of fiscal 2003 did not have an impact on the Company. The remaining intangibles at June 30, 2002 shall be subject to the impairment provisions of SFAS No. 144. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to the fourth quarter of fiscal year 2002 in the Company’s consolidated statement of operations do not reflect the effect of SFAS No. 142. Had the Company been accounting for goodwill under SFAS No. 142 for the three and nine month periods ended March 31, 2002, the Company’s net loss and net loss per share would have been as follows:

	Three months ended March 31,	Nine months ended March 31,
	2003	2002	2003	2002
Net loss, as reported	$ (1,560,000)	$ (3,383,000)	$ (6,741,000)	$ (11,273,000)
Add back amortization of goodwill
	--	102,000	--	307,000

Pro forma adjusted net loss	$ (1,560,000)	$ (3,281,000)	$ (6,741,000)	$ (10,966,000)

Net loss per share
As reported	$ (0.09)	$ (0.24)	$ (0.42)	$ (0.88)
Add back amortization
of goodwill	--	0.01	--	0.02

Pro forma	$ (0.09)	$ (0.23)	$ (0.42)	$ (0.86)

In November 2002, the FASB approved FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s fiscal year-end. However, the disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

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

Both of those methods avoid the ramp-up effect arising from prospective application of the fair value based method.  In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, this Statement does not permit the use of the original Statement 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations. On January 1, 2003, the Company adopted the disclosure provisions of SFAS No. 148.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003. The Company does not have any variable interest entities, and, accordingly, adoption is not expected to have a material effect on the Company.

NOTE 5 — INVENTORY

In the second half of the fiscal year ended June 30, 2002, product sales of the Synapse Adapter trailed off substantially as the Company found it challenging to get clients to commit to purchases. The Company instituted alternative strategies to improve sales which have so far been unsuccessful in moving any significant volume of units. This product is based on the Cellular Digital Packet Data (“CDPD”) wireless medium, which has certain coverage issues in various markets and which the existing wireless carriers will ultimately migrate away from as they move to next generation mediums. As of April 1, 2003, AT&T Wireless is no longer activating new units on CDPD. They have stated that they intend to completely shutdown their CDPD network in June 2004. As a result, in the quarter ended December 31, 2002, the Company recorded a charge of $333,000 to completely write-down the inventory of Synapse Adapters and other CDPD based inventory.

NOTE 6 — INTANGIBLE ASSETS

All of USWD’s acquired intangible assets are subject to amortization. There were no material acquisitions of intangible assets during the nine months ended March 31, 2003 or the year ended June 30, 2002. Amortization expense related to intangible assets was $23,000 and $520,000 for the three months ended March 31, 2003 and 2002, respectively, and $155,000 and $1,775,000 for the nine months ended March 31, 2003 and 2002, respectively.

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

As indicated in Note 5, in the second half of the fiscal year ended June 30, 2002, product sales of the Synapse Adapter trailed off substantially and the remaining useful life of CDPD based products is limited. As a result, in the quarter ended December 31, 2002, the Company recorded an impairment charge of $836,000 on intangible assets to write-down the value of the acquired assets of Cellgate to the fair value of the Synapse Adapter product. The remaining $68,000 value of intangibles from this acquisition as of March 31, 2003 will be amortized over the estimated remaining useful life of nine-months.

The components of intangible assets are as follows:

Intangibles related to the acquisition of Cellgate:

	March 31, 2003
	Gross Carrying Amount Net of Prior Fiscal Year Impairment	Accumulated Amortization	Impairment Charge	Net Carrying Amount
Intellectual property	$2,444,000	$(1,565,000)	$ (816,000)	$ 63,000
Acquired workforce	135,000	(110,000)	(20,000)	5,000
Goodwill	406,000	(406,000)	--	--

Total	$2,985,000	$(2,081,000)	$ (836,000)	$ 68,000

	June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
Intellectual property	$6,000,000	$(1,416,000)	$(3,556,000)	$1,028,000
Acquired workforce	250,000	(104,000)	(115,000)	31,000
Goodwill	2,436,000	(406,000)	(2,030,000)	--

Total	$8,686,000	$(1,926,000)	$(5,701,000)	$1,059,000

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

NOTE 7 – ACCRUED RESTRUCTURING EXPENSE

Provided below is an analysis of the changes in the restructuring accrual for the period indicated:

Balance at June 30, 2002	$ 949,000
Charges against accrual (Bethesda rent
payments, net of rental income; severance
and benefit payments)	(220,000)

Balance at March 31, 2003	729,000
Less current portion	(141,000)

Balance at March 31, 2003, excluding
current portion	$ 588,000

The balance of the restructuring charge accrual will be paid over the remaining lease term of the former Bethesda office which expires July 2009.

NOTE 8 – STOCKHOLDERS’ EQUITY

During the nine months ended March 31, 2003, 347,625 shares of Series C preferred stock were converted into 579,949 shares of common stock, in accordance with the Series C preferred stock documents.

During the nine months ended March 31, 2003, 1,928,432 stock options were granted to employees with exercise prices equal to the fair market value of the Company’s common stock at the date of grant, with 884,886 options granted to employees as additional compensation to offset a reduction of salaries.

On July 16, 2002, 50,000 stock options were granted to an investment-banking firm for services to be performed. These options were valued at $21,000 and were amortized to expense over the six-month contract period ending January 16, 2003. In determining the fair value of the options issued, the Company used the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, volatility of 123%, expected life of two years and an average risk free rate of 2.1%.

On August 30, 2002, 50,000 stock options were granted to an investment-banking firm pursuant to their service agreement. These options were recorded as an expense of $27,000 in relation to the sale of NXT. Also in relation to the sale of NXT, 100,000 options were granted to a vendor as consideration for their consent of assignment and modifications of their service agreement. These options were valued at $25,000 and charged against the expense of the NXT sale. In determining the fair value of the options issued, the Company used the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, volatility of 123%, expected life of two years and an average risk free rate of 2.1%.

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

On October 24, 2002, 164,000 stock options were granted to our counsel as a reduction of $80,000 of outstanding legal fees for services performed. These options were valued at the amount of the cash reduction, which approximated the fair value using the Black-Scholes option pricing model. In determining the fair value of the options issued, the Company used the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, volatility of 123%, expected life of two years and an average risk free rate of 2.1%.

On December 23, 2002, 2,241,658 shares of common stock were issued to the former NXT shareholders pursuant to the terms of the acquisition agreement.

For the nine months ended March 31, 2003, $563,000 was charged to compensation expense relating to options granted to two board members on March 29, 2000, offset by the reversal of $94,000 related to the resignation of a third director on January 13, 2003. In addition, since the last year of vesting was forfeited upon the resignation of the director, $375,000 of unearned compensation was removed from stockholders’ equity.

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

The following table reconciles the number of shares of common stock outstanding to the maximum number of common stock and potentially dilutive common stock for grants issued as of the dates indicated.

	March 31, 2003	June 30, 2002
Common shares outstanding	17,626,000	14,814,000
Series C Preferred Stock outstanding in
common stock equivalents	5,990,000	6,569,000

	23,616,000	21,383,000

Warrants
Outstanding related to the Private Placement
Investor warrants	2,328,000	2,328,000
Agent warrants	2,328,000	2,328,000
Agent warrants	582,000	582,000
Investment company warrants	466,000	466,000
Investment company warrants	116,000	116,000
Various outstanding	322,000	325,000
Executive	1,344,000	1,344,000

Total warrants	7,486,000	7,489,000

Options
Outstanding, 1992 Option Plan	415,000	213,000
Outstanding, 2000 Option Plan	2,944,000	3,281,000
Outstanding, 2002 Option Plan

Outstanding, Non-Plan	1,474,000	338,000

Total options	4,833,000	3,832,000

Common stock contingently issuable for acquisitions	--	2,242,000

Total	36,935,000	34,946,000

NOTE 10 — COMMITMENTS AND CONTINGENCIES

The Company has entered into leases for facilities. On November 5, 2002, the Company renewed its lease agreement for its facilities in Palmer Lake, CO, for a term of 3 years, expiring October 31, 2005. Future minimum lease payments and sublease income under non-cancelable operating leases as of March 31, 2003, are as follows:

	Facility Leases	Less Subleased Facilities	Net
For fiscal year ending June 30:
2003	$ 338,000	$ 131,000	$ 207,000
2004	1,370,000	534,000	836,000
2005	1,396,000	556,000	840,000
2006	1,415,000	578,000	837,000
2007	1,410,000	601,000	809,000
Thereafter	3,564,000	1,331,000	2,233,000

Total minimum payments required	$9,493,000	$3,731,000	$5,762,000

Certain capital lease obligations were assumed by the Company in its purchase of assets and certain liabilities of Cellgate. On October 24, 2002, the Company entered into an amendment to the capital lease obligation relating to certain inventory to revise the timing of remaining principal payments due under the lease. According to the terms of the amendment, the Company paid the lessor $462,000 on October 25, 2002, which included the application of a $52,000 deposit held by the lessor, to buy out the first five of eleven leases. The lease schedules for the remaining units were revised to extend the payments until April 25, 2005. Future minimum lease payments under non-cancelable capital leases as of March 31, 2003 are as follows:

Capital lease obligations
For the fiscal year ending June 30,
2003	$ 51,000
2004	308,000
2005	259,000

Total minimum payments required	618,000
Less: accrued interest	(49,000)

Total minimum principal payments required	$ 569,000

NOTE 11 – SALE OF NXT AND FINAL PAYMENT FOR ORIGINAL ACQUISITION

During May 2002, the Company developed a formal plan to sell NXT. Pursuant to an Asset Purchase Agreement dated August 31, 2002 (the “Agreement”), the Company sold, for $5 million in cash, substantially all of the operating assets associated with NXT to Paymentech, which subsequently transferred the NXT assets to its wholly-owned subsidiary Merchant-Link, LLC. NXT provides data services and landline-based connectivity for credit-card transaction processing. The assets to be sold, at their book values, have been separately classified as “Assets held for sale” in the accompanying balance sheet at June 30, 2002.

Paymentech is obligated under the Agreement, subject to certain conditions in such agreement, to purchase goods or services from the Company or its affiliates over a three (3) year period commencing September 1, 2002, in an amount aggregating at a minimum $3,472,500, with Paymentech obligated to pay the Company at least $1,000,000 during the first year, in installments of $83,333 per month, at least $1,150,000 during the second year, in installments of $95,833 per month, and at least $1,322,500 during the third year, in installments of $110,208. Paymentech has made such payments as scheduled and is expected to continue to make such payments on a timely basis. The Company has provided minimal services and products to Paymentech to date. Payments from Paymentech aggregating $583,000 have been classified as deferred revenue and included as other liabilities at March 31, 2003.

The results of operations of NXT are reported as discontinued operations for all periods presented. Revenues and income from operations of NXT are as follows:

	Three months ended March 31,	Nine months ended March 31,
	2003	2002	2003(a)	2002
Revenues	$ --	$1,524,000	$1,224,000	$4,742,000
Income from operations	--	230,000	363,000	58,000

        (a) Includes results through August 31, 2002.

The Company recorded a gain on the sale of discontinued operations of $133,000 for the nine months ended March 31, 2003 due to the reversal of an accrued vendor obligation as a result of the sale of NXT, partially offset by additional transaction costs.

In accordance with the terms of the agreement relating to the Company’s acquisition of NXT, $500,000 was paid to the former shareholders of NXT on January 15, 2003. Such amount was fully accrued on the December 31, 2002 consolidated balance sheet. In addition, on December 23, 2002, 2,241,658 shares of common stock were issued to the former NXT shareholders pursuant to the terms of the acquisition agreement.

NOTE 12 - SUBSEQUENT EVENTS

In May 2003, the Company entered into an agreement to sell a portion of its trade receivables on a regular monthly basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Special Note Regarding Forward-Looking Statements

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 or Section 21E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are discussed below, and in other reports filed by us under the Securities Exchange Act of 1934, including under the caption "Risk Factors" in our Annual Report on Form 10-KSB. Our forward looking statements are based on information available to us today, and except as required by law, we undertake no obligation to update any forward looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

U.S. Wireless Data, Inc. ("USWD" or the "Company") provides wireless transaction delivery and gateway services to the payments processing industry. Our customers include credit card processors, merchant acquirers, banks, automatic teller machine ("ATM") distributors and their respective sales organizations, as well as certain businesses seeking new solutions to make it easier for their customers to buy their products or services. We offer these entities turnkey wireless and other transaction management services. We also provide our clients with proprietary wireless enabling products designed to allow for card acceptance where such acceptance has heretofore been too expensive or technologically unfeasible or to displace conventional telephone lines for increased speed, cost reduction or convenience. These services and products may be utilized by conventional card accepting retailers as well as emerging card accepting market segments such as vending machines, quickservice (fast food) and quick casual restaurants, taxis and limousines, in-home service providers, door-to-door sales, contractors, delivery services, sporting events, and outdoor markets. Our services and products may also be used for gathering telemetric information such as mission critical operational data on a real-time basis from remote equipment such as vending machines.

We connect merchants to credit card or other transaction processors using wireless technologies. We make it easy for the credit and debit card industries to deploy wireless solutions through a single source, our Synapse platform. We aggregate wireless network services, offering ubiquitous wireless coverage, and provide a single point of terminal management, customer support and transaction reporting. For strategically selected markets, we develop and integrate proprietary wireless hardware products designed to enable traditional points of sale and unconventional points of sale (such as vending machines and taximeters) with card acceptance. All of our efforts are aimed at providing the transaction processing industry and end-user merchants with the speed, mobility, cost savings and other strategic benefits associated with wireless technology.

We have contracts with many of the industry’s larger resellers, including eight of the top 10 merchant acquirers as ranked in The Nilson Report. Our clients process the majority of all point-of-sale ("POS") transaction activity in the United States and include: Bank of America, BuyPass, Cardservice International, CardSystems, Concord EFS, First Data Merchant Services, First Horizon, Global Payments, Heartland, Lynk Systems, MSI, National Processing Company, Paymentech, Vital, and many others.

SERVICES AND PRODUCTS

We derive revenue primarily from two sources: service revenues and product sales. Service revenues are generated from our Synapse Wireless Services. Revenue from product (equipment) sales are primarily derived from the sale of our proprietary Synapse Enabler and Synapse Adapter products, and, as these products send transactions through our Synapse Service, sales of these products are typically precursors to Synapse Service revenues. The following provides more details on our service and product offerings:

SynapseSM Wireless Services

For mobile merchants or merchants conducting business in the field, wireless POS systems are an obvious solution, enabling card acceptance and delivering increased profits and greater customer satisfaction. We believe we are at the forefront of this payments revolution, providing certification of wireless credit card terminals from third-party manufacturers such as Linkpoint, Lipman, Thales, Ingenico, and others, to the Synapse host platform, which acts as a neutral gateway to payment processors. This proprietary service also allows credit card processing for vending machines, quickservice (fast food) and quick casual restaurants, taxis and limousines, in-home service providers, door-to-door sales, contractors, delivery services, sporting events, and outdoor markets. No single wireless network provides a complete and ubiquitous “foot print” of coverage in the United States. Our service is wireless carrier agnostic, providing a broad selection of wireless data networks including Motient’s DataTac network, the Cellular Digital Packet Data (“CDPD”) networks operated by AT&T Wireless, Verizon Wireless and Alltel, and Cingular’s Mobitex network. We are also in discussions with the leading wireless carriers and equipment manufacturers regarding next generation wireless technology, including CDMA and GPRS. Utilizing Synapse Wireless Services, businesses with locations throughout the United States can implement a wireless POS strategy using multiple networks and terminals to ensure optimal coverage.

In April 2003, we successfully converted approximately 7,500 existing wireless merchant terminals on Cingular’s Mobitex network to our Synapse service on behalf of a major payment processor. Previously, the terminals had been connected directly to the processor over the Mobitex wireless network. Now, the terminals continue to use Cingular’s network, but the transactions are routed to the processor via the Synapse host platform. The processor can now leverage the value added services of Synapse including online management of the wireless accounts, our 24/7 customer support desk and online reporting. This conversion brings our total active sites to more than 28,000 at April 30, 2003.

The terminal conversion described above highlights the growing importance of Synapse to payment processors and other clients as a means of improving the overall management of their wireless programs through our value-added services. Of great importance to processors is the ability to activate and manage wireless merchants through our online tools and reporting features. Additionally, our 24/7 customer support desk provides them with personalized attention and fast responses to issues that arise. Our focus will be to continually improve these support tools and services and to offer our clients a single source for their wireless payment processing programs, regardless of which wireless carrier service or terminal hardware are chosen for each individual merchant site.

Synapse Enabler™ for POS

The Synapse Enabler™ is a proprietary device that we developed for the purpose of converting non-wireless devices to a wireless medium. The product has applicability to many vertical markets, but a key advantage for the payments industry is the ability to displace slow and expensive conventional phone lines by converting traditional dial-up POS terminals to wireless. The Synapse Enabler with our proprietary T8 Hub can convert as many as eight dial-up POS terminals in one location to a single wireless connection. When compared to dialup connectivity, the T8 affords the merchant less expensive installation, faster transactions, and lower operating costs, making it an ideal solution for queue-sensitive, multi-lane environments such as quickservice (fast food) and quick casual restaurants. When compared to leased line connectivity, the Synapse Enabler offers similar high-speed transaction processing with dramatically reduced monthly communications costs.

Currently, we have certified the Synapse Enabler with one of our largest processing clients who has deployed the system in a limited number of quickservice restaurants in California and Florida. We are finalizing the commercialization of the product with our client for rollout to their sales channels.

Synapse Enabler™ for Vending

In addition to fixed-location, mobile, and portable wireless applications, we have integrated our propriety technology into devices such as vending machines to create new opportunities for card acceptance and other data gathering services. The Synapse Enabler has been integrated into various vending machines, such as the Dixie Narco and Vendo Round Front, Glass Front and High Visibility machines. Vending machines in selected cities have been retrofitted with the Synapse Enabler as part of a program for Pepsi-Cola North America (“Pepsi”) to introduce credit card payments for their vended products. Transactions are routed through the Synapse system for authorization and settlement. In addition to enabling card payments on vending machines, the Synapse Enabler communicates with the vending machine’s internal technology allowing it to send up to the minute information about inventory and the operational status of each vending machine to Synapse. This telemetric data is then provided to Pepsi and its bottlers over a secure Internet connection. Increased sales and margin through credit card acceptance, more efficiency in determining and servicing daily routes, and information designed to keep machines operating at peak performance are all expected results of the Synapse Vending system.

In December 2002, we received "trademark authorization" from Pepsi for our wireless credit card processing solution for vending machines. The trademark authorization given by Pepsi authorizes our Synapse Enabler for deployment by Pepsi’s bottling partners in their vending machines throughout North America. The solution earned trademark authorization after nearly two years of development and testing in various locations. Based on statistics from various sources, Pepsi bottlers have deployed over 1.3 million soft drink vending machines of which 650,000 are retrofittable with our technology. In addition, Pepsi bottlers typically deploy approximately 75,000 to 100,000 new vending machines each year. All of these new vending machines may be retrofitted with our technology or may have it installed at the time of manufacture.

We are in discussions with and working with various vendors to the vending industry for certain integrations and manufacturing. We are now in negotiations with Pepsi to finalize certain operational and commercialization arrangements governing the program.

While we await determination of the partners for full commercialization of the program and the final agreement with Pepsi, we continue to build and deploy units pursuant to purchase orders received from Pepsi. As such, a few hundred units are being deployed in Las Vegas currently. Upon the completion of the deployment in Las Vegas, which is expected to be completed in May 2003, we will have approximately 500 operational units in the field in five cities across the U.S.

Upon completion of the final agreement with Pepsi, we expect to receive various orders of unit deployments from Pepsi and its bottlers as we seek to ramp up to a steady deployment of units.

Synapse Enabler™ for Transportation

We have also integrated our Synapse Enabler solution into taximeters from Centrodyne and Pulsar, the two leading manufacturers of taximeters in North America. This wireless solution, called the CardMeter™ Wireless Taximeter, is currently in use by taxi companies in Dallas, Texas; Chicago, Illinois; Cincinnati, Ohio; Park City, Utah; and Providence, Rhode Island. The CardMeter solution offers such companies the opportunity to accept cards and get real-time authorizations in their taxicabs, which is fast, convenient, and safer because drivers carry less cash.

Synapse Wireless Payment Acceptance on Cell Phones

We believe the market for card payments will become larger with the emergence of card acceptance on new wireless devices such as those integrated with mobile phones.

To that end, we have recently launched PowerSwipe, a new product by Creditel that attaches to certain models of Motorola cell phones utilizing the Nextel network. The device provides mobile workers with the capability to swipe a credit card and take payment with greater security, speed, and convenience while also having access to Nextel’s standard cell phone, two-way voice messaging and text messaging services. We believe that Creditel’s partnership with Nextel and Motorola is ideal for the launch of this solution since Motorola phones with service on the Nextel network are already popular with fleet-based businesses. The solution will be sold through wireless dealers. Our Synapse Service provides Creditel with a payment gateway to various credit card processors and other services. We have signed an agreement with Creditel to be the exclusive payment gateway for the PowerSwipe product and the exclusive reseller of this solution to the payments industry. Device trials included payment acceptance for food and beverages in the club seats of the recent Super Bowl and in kiosks and merchandise tents surrounding the Pro Bowl. Full commercial launch is expected in early June 2003.

Synapse Adapter™ for POS or ATMs

The Synapse Adapter™ is a proprietary device utilizing patented dial tone-emulation technology licensed from AT&T Wireless Services to provide our clients with a seamless "plug and play" solution for the conversion of dial-up POS terminals to a high speed, lower cost, wirelessly-enabled device based on the CDPD wireless network.

The Synapse Adapter also makes it easy for the operators of dial-up ATMs to utilize wireless technology. Typically, dial-up ATMs are placed in "off premise" locations such as convenience stores, supermarkets, and shopping malls. To install a dial-up ATM, a phone line must be ordered from the local phone company and, after waiting days or weeks, when the line is installed the ATM can be deployed. With the Synapse Adapter, dial-up ATMs can be placed immediately, without the wait or cost of installing a new phone line. Once installed using the Synapse Adapter, the ATM can be relocated quickly and easily. Additionally, based on the monthly cost of a phone line, the Synapse Adapter generally offers the opportunity to reduce operating costs.

AT&T Wireless has announced that it intends to transition from its current CDPD data service to its next generation GPRS data service. Specifically, as of April 1, 2003, AT&T Wireless is no longer activating new units on CDPD. They have stated that they intend to completely shutdown their CDPD network in June 2004. Currently, CDPD is supported by several carriers, including AT&T Wireless, Verizon Wireless, Alltel, Cingular, and Dobson Communications. Even though AT&T Wireless' decision to withdraw its CDPD service will geographically diminish CDPD availability, the other carriers, although expected to eventually migrate to next generation service, have not announced any plans to shut down their CDPD networks. Our Synapse Adapter product is CDPD based, and certain third party products used on our service are also CDPD based. We are currently exploring our options with AT&T and other carriers. The useful life of this product and other CDPD based terminals are dependent on the availability of CDPD service.

Other Services

We may also provide merchants and their processing companies with customized solutions or other services.

Discontinued Operations

During May 2002, we developed a formal plan to sell our wholly owned subsidiary, NXT Corporation ("NXT"). Effective as of the close of business on August 31, 2002, we sold, for $5 million in cash, substantially all of the operating assets associated with NXT to Paymentech, L.P. NXT provides data services and landline-based connectivity for credit-card transaction processing. In accordance with generally accepted accounting principles, we classified NXT as a discontinued operation in this report, and have eliminated NXT from the discussion that follows except as indicated.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002

KEY METRICS

We utilize several basic performance metrics to measure the progress of our operations. Some of the metrics we rely upon include: (1) the number of active sites that can process transactions through our hosts; (2) the gross number of active sites that are added to our system; (3) the number of transactions processed through our hosts; (4) the number of units of USWD products sold; and (5) EBITDA - Earnings before interest, taxes, depreciation and amortization.

Active Sites

Active sites have grown to approximately 20,800 as of March 31, 2003, an increase of 8,400 or 68% from the same date of the prior year.

In April 2003, we successfully converted approximately 7,500 wireless sites using Cingular's Mobitex network to our Synapse service on the same wireless network for a major processor. This conversion brings our total active sites to over 28,000 and this client now enjoys the value added services that our Synapse service provides. This conversion is expected to increase future activations and transactions due to the increase in active sites from the conversion and since all new wireless activations for this client will be through our Synapse service.

Gross Activations

Gross activations for the three and nine months ended March 31, 2003, were 3,400 and 10,500, compared to 3,400 and 8,400 for the same periods in the prior year. This represents a 0% and 25% increase, respectively.

Transactions

Transactions processed for the three and nine months ended March 31, 2003, were approximately 1,671,000 and 5,207,000, an increase of 468,000 or 39%, and 1,533,000 or 42% from the same periods in the prior fiscal year. This increase was primarily due to the growth in active sites.

Product Sales in Units

Product sales in units for the three and nine months ended March 31, 2003, were 2 and 395, a decrease of 210 units or 99% and 1,291 units or 77% from the same periods of the prior fiscal year. The decrease was attributed to the lack of sales for the Synapse Adapter. Our Synapse Adapter generally provides for the conversion of certain conventional dial-up POS terminals and dial-up ATMs to high speed, low cost wirelessly enabled devices. Product sales in units also reflect sales of our Synapse Enabler. Our Synapse Enabler was developed to convert POS terminals or non-wireless devices to accept credit cards wirelessly, including vending machines, taximeters, and other integrated devices. Sales of the Synapse Enabler decreased by 125 units to 2 units and increased by 103 units to 335 units for the three and nine months ended March 31, 2003 and 2002, respectively, as compared to the same periods in the prior fiscal year.

Product sales are expected to gradually increase as we introduce the PowerSwipe product and move to commercialization of our Synapse Enabler for Vending and Synapse Enabler for POS.

EBITDA

EBITDA is included in a later discussion below.

REVENUE

We derive revenue primarily from two sources: service revenues and product sales. Service revenues are generated from our Synapse Service and consist of: (a) one-time, non-refundable service activation fees; (b) monthly minimum subscription fees for the availability of service; (c) fees for transactions delivered on wireless or other methods through our hosts; and (d) other fees, including administration and other fees for certain wireless services and certain charges for telecommunications connections between us and a party. Product sales are primarily derived from the sale of our proprietary Synapse Enabler and Synapse Adapter products.

Total Revenues

Total revenues were $864,000 and $ 2,546,000 for the three and nine months ended March 31, 2003, as compared to $592,000 and $1,871,000 for the respective periods in the prior fiscal year. This improvement from the prior fiscal year represents a 46% increase for the three-month period and a 36% increase for the nine-month period. The increase is primarily attributed to the higher recurring service revenues from the growth in the number of active sites. This increase was partially offset by the decrease in product sales for the nine-month period this year. Revenues are discussed in more detail below.

The following table sets forth, for the periods indicated, certain financial data as percentages of our total revenues:

	For the three months ended March 31,		For the nine months ended March 31,
	2003	2002	2003	2002
Revenues
Activation fees	5%	14%	9%	12%
Monthly fees	73%	65%	68%	54%
Transaction fees	6%	6%	6%	5%
Other fees	4%	1%	5%	0%

Total service revenues	88%	86%	88%	71%
Product sales	12%	14%	12%	29%

Total revenues	100%	100%	100%	100%

Service Revenues

Revenue from services for the three and nine months ended March 31, 2003 increased to $760,000 and $2,241,000 from $507,000 and $1,326,000 during the same periods in the prior fiscal year, a $253,000 or 50% and $915,000 or 69% increase.

Activation Fees. Revenue from activation fees, which represents the amortization of fees generated from activations of new sites added through our proprietary Synapse service, was $43,000 for the three months ended March 31, 2003, a $37,000 or 46% decrease as compared to the same period in the prior fiscal year. Activation revenue for the nine months ended March 31, 2003 was $219,000, a $3,000 or 1% decrease as compared to the same period in the prior fiscal year. The amortization of revenue from activation fees for the current periods as compared to the same periods of the prior year were reduced by an increase in the amortization period effective July 1, 2002, resulting from an increase of our estimate of the expected life of an activation from six months to one year. The number of gross activations by client and the applicable rate charged to each client also affects aggregate activation fees.

Monthly Fees. Revenue from recurring monthly fees, which is generated from the number of active sites that can process transactions through our Synapse service, was $630,000 for the three months ended March 31, 2003, a $244,000 or 63% increase as compared to the same period in the prior fiscal year. Monthly fee revenue for the nine months ended March 31, 2003 was $1,739,000, a $738,000 or 74% increase as compared to the same period in the prior fiscal year. The increase is a direct result of the increase in the number of active sites. The number of active sites by client and the applicable rate charged to each client also affects aggregate monthly fees.

Transaction Fees. Revenue from transaction fees for the three months ended March 31, 2003 was $48,000, compared to $35,000 during the same period in the prior fiscal year, a $13,000 or 37% increase. Transaction revenue for the nine months ended March 31, 2003 was $161,000, compared to $95,000 during the same period in the prior fiscal year, a $66,000 or 70% increase. The increase is a direct result of the increase in the volume of transactions due primarily to the growth in the number of active sites. The number of active sites by client and the applicable rate charged to each client also affects aggregate transaction fees.

Other Fees. Revenue from other fees for the three months ended March 31, 2003 was $39,000, compared to $6,000 during the same period in the prior fiscal year, a $33,000 increase. Revenue from other fees for the nine months ended March 31, 2003 was $122,000, compared to $8,000 during the same period in the prior fiscal year, a $114,000 increase. The increase is a result of certain administrative and other charges to certain clients.

Product Sales

Product sales are primarily derived from the sale of our proprietary wireless devices, the Synapse Enabler and the Synapse Adapter. Revenue from product sales increased for the three months ended March 31, 2003 to $104,000 from $85,000 during the same period in the prior fiscal year, a $19,000 or 22% increase. Product sales for the quarter ended March 31, 2003 included approximately $103,000 for the sale of certain third party products purchased on behalf of a client and other one-time product sales (product sales in units included in key metrics above exclude these items). For the nine months ended March 31, 2003, product sales decreased to $305,000 from $545,000 during the same period in the prior fiscal year, a $240,000 or 44% decrease. The decrease was attributed to the lack of sales of our products in the recent quarter-end and the lack sales of the Synapse Adapter, partially offset by sales of the Synapse Enabler for the nine-month period and the $103,000 of other products for the three-month period. See Gross Profit below for a further discussion regarding the Synapse Adapter and products purchased on behalf of such client.

GROSS PROFIT

Gross profit consists of revenues, net of direct costs of sales. Costs of revenues consist primarily of the cost for the initial setup and ongoing communications costs associated with terminals connected through Synapse, costs of production of products such as the Synapse Adapter and Enablers, and certain carrier and other costs. Total gross profit for the three months ended March 31, 2003 was $393,000, compared to $279,000 for the same period in the prior fiscal year, a $114,000 or 41% increase. Total gross profit for the nine months ended March 31, 2003 was $823,000, compared to $837,000 for the same period in the prior fiscal year, a $14,000 or 2% decrease. This decrease in total gross profit for the nine months ended March 31, 2003 was primarily due to a write-down of our inventory of Synapse Adapters and other CDPD based inventory. Without the write-down of the CDPD based inventory, gross profit for the nine months ended would have been $1,156,000, an increase of $319,000 or 38% over the same period in the prior fiscal year. Without the write-down, the improvement in total gross profit for the three and nine months ended March 31, 2003 over the same periods in the prior fiscal year was attributed to volume increases in new activations of Synapse services and the growth of active sites for Synapse services. The increase was partially offset by the decrease in gross profit from product sales.

Product sales of the Synapse Adapter trailed off substantially from the prior year as we found it challenging to get clients to commit to purchases. This product is based on the CDPD wireless medium, which has certain coverage issues in various markets and which the existing wireless carriers will ultimately migrate away from as they move to next generation mediums. As of April 1, 2003, AT&T Wireless will no longer activate new accounts on CDPD, and they intend to completely shutdown their CDPD network in June 2004. As a result, in the quarter ended December 31, 2002, we recorded a charge of $333,000 to completely write-off our inventory of Synapse Adapters and other CDPD based inventory.

Gross profit from services for the three months ended March 31, 2003 was $390,000, compared to $273,000 for the same period in the prior fiscal year, a 43% increase. Gross profit from services for the nine months ended March 31, 2003 was $1,145,000, compared to $708,000 for the same period in the prior fiscal year, a 62% increase. The improvement in gross profit from services was discussed earlier in this section.

Gross profit from product sales for the three months ended March 31, 2003 was $3,000, compared to $6,000 for the same period in the prior fiscal year, a $3,000 decrease. Gross profit from product sales for the nine months ended March 31, 2003 was a loss of $322,000, compared to a profit of $129,000 for the same period in the prior fiscal year, a $451,000 decrease. A significant portion of the decrease is due to the $333,000 write-down of the CDPD related inventory in the quarter ending December 31, 2002. Without including the inventory write-down, gross profit from product sales for the nine months ended March 31, 2003 would have been $11,000, compared to $129,000 for the same period in the prior fiscal year, a 92% decrease. The decrease was attributed to the lack of sales of our products in the recent quarter-end, and the write-down of inventory and lack of sales of the Synapse Adapter, partially offset by sales of Synapse Enabler products for the nine-month period. In addition, product sales for the quarter ended March 31, 2003 included the sale of certain third party products purchased on behalf of a client and sold at cost to such client.

GROSS MARGIN

The following table sets forth, for the periods indicated, certain financial data as percentages of our total revenue:

	For the three months ended March 31,		For the nine months ended March 31,
	2003	2002	2003		2002
Gross margin
Services	51.3%	53.8%	51.1%		53.4%
Product sales	2.9%	7.1%	(105	.6)%	23.7%
Total gross margin, including
inventory write-down	45.5%	47.1%	32.3%		44.7%
Total gross margin, excluding
inventory write-down	45.5%	47.1%	45.4%		44.7%

Total gross margin (gross profit as a percentage of total revenues) for the three months ended March 31, 2003 decreased to 45.5% from 47.1%. This decrease was attributed to lower margin product revenues as well as changes in customer pricing plans that led to lower service margins, and partially offset by the greater percentage of total revenue from monthly fees due to the growth in active sites. Total gross margin for the nine months ended March 31, 2003 decreased to 32.3% from 44.7%. The decrease was caused by the write-down of inventory. Excluding the write-down of inventory, total gross margin for the nine months ended March 31, 2003 would have increased to 45.4% from 44.7% for the same period in the prior fiscal year. This increase in gross margin for the nine-month period was primarily attributed to the greater percentage of total revenue from monthly fees due to the growth in active sites and the decrease in product sales as well as changes in customer pricing plans that led to lower service margins.

Gross margin from services was 51.3% for the three months ended March 31, 2003 compared to 53.8% for the same period in the prior fiscal year. Gross margin from services was 51.1% for the nine months ended March 31, 2003 compared to 53.4% for the same period in the prior fiscal year. This reduction was primarily attributed to the mix of rates charged to our clients, including a reduction in rates for a large client, and the associated number of active sites for each client.

Gross margin from product sales was 2.9% for the three months ended March 31, 2003 compared to 7.06% for the same period in the prior fiscal year. Gross margin from product sales was (105.6)% for the nine months ended March 31, 2003 compared to 23.7% for the same period in the prior fiscal year. Excluding the inventory write-down, gross margin from product sales would have been 3.6% for the nine months ended March 31, 2003. The decrease is primarily attributed to the substantial reduction of sales of the Synapse Adapter and the increased sales of Synapse Enabler products. Certain initial deployments of Synapse Enabler products were sold at reduced margins. The decrease in gross margin from product sales is discussed in the last paragraph of the "Gross Profit" section above.

OPERATING EXPENSES

Total operating expenses for the three months ended March 31, 2003 decreased to $2,047,000 from $3,704,000, a decrease of $1,657,000 or 45% compared to the same period in the prior fiscal year. Total operating expenses for the nine months ended March 31, 2003 decreased to $8,076,000 from $12,063,000, a decrease of $3,987,000 or 33% compared to the same period in the prior fiscal year. The decrease was due to cost reduction efforts and efficiency gains, including reductions in staff, as well as the reduction in the amortization expense recorded in relation to goodwill and intangible assets. A portion of the decrease in expenses was offset by an impairment charge of $836,000 in the quarter ended December 31, 2002 against intangible assets relating to our acquisition of Cellgate Technologies, Inc. ("Cellgate"). In November 2002, we instituted an additional cost reduction plan, which was primarily comprised of salary and headcount reductions. These cost savings are partially reflected in the decrease in operating expenses for the three and nine-month periods ended March 31, 2003.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of salaries and benefits for sales, general and administrative personnel, advertising and promotion expenses, professional fees, occupancy and general office expenses, travel expenses, other general corporate purposes, and non-cash compensation of directors. Selling, general, and administrative expenses excluding non-cash compensation of directors, were $1,832,000 and $5,622,000 for the three and nine months ended March 31, 2003 compared to $2,330,000 and $7,283,000 for the same periods in the prior fiscal year, a $498,000 or 21% decrease and a $1,661,000 or 23% decrease, respectively. The decrease is primarily attributed to the reduction of staff, the reduction in compensation of staff and our continued cost reduction efforts.

The amortization of non-cash compensation of directors of $(94,000) and $469,000 for the three and nine months ended March 31, 2003 decreased $469,000 or 125%, and $653,000 or 58% from the same periods in the prior fiscal year. The decrease was primarily related to the elimination of the non-cash compensation amortization, and the reversal of a portion of the previous amortization, related to the resignation of a director on January 13, 2003 who had received options in March 2000.

Selling, general and administrative expenses including non-cash compensation of directors, were $1,738,000 for the three months ended March 31, 2003 compared to $2,705,000 for the same period in the prior fiscal year, a $967,000 or 36% decrease. Selling, general and administrative expenses including non-cash compensation, were $6,091,000 for the nine months ended March 31, 2003 compared to $8,405,000 for the same period in the prior fiscal year, a $2,314,000 or 28% decrease.

Research and Development Expenses

Research and development expenses consist primarily of engineering personnel costs for research, design and development of the proprietary technology we use to integrate and develop our products and services. Research and development expenses decreased to $109,000 for the three months ended March 31, 2003 compared to $281,000 for the same period in the prior fiscal year, a $172,000, or 61% decrease. Research and development expenses decreased to $411,000 for the nine months ended March 31, 2003 compared to $895,000 for the same period in the prior fiscal year, a $484,000, or 54% decrease. The decrease is primarily attributed to the reduction of staff, the reduction in compensation of staff and our continued cost reduction efforts.

Depreciation and Amortization

Amortization of intangibles includes amortization of goodwill, acquired workforce and intellectual property, including core technology, customer relationships and contract rights. Amortization of goodwill and intangibles were $23,000 and $155,000 for the three and nine months ended March 31, 2003, compared with $520,000 and $1,560,000 for the same periods in the prior fiscal year, a $497,000 or 96% decrease and a $1,405,000 or 90% decrease. For the three and nine months ended March 31, 2002, a significant part of the amortization included amortization relating to goodwill and intangibles generated by the previous acquisitions of NXT and Cellgate. As a result of the sale of NXT and an impairment charge of $5,701,000 at June 30, 2002 and $836,000 at December 31, 2002 of goodwill and intangibles related to our acquisition of Cellgate, remaining intangible assets of $68,000 at March 31, 2003 are being amortized over a nine-month remaining life.

Depreciation and amortization of fixed assets, leasehold improvements and capitalized software were $177,000 and $583,000 for the three and nine months ended March 31, 2003, compared with $198,000 and $578,000 for the same periods in the prior fiscal year, a $21,000 or 11% decrease and a $5,000 or 1% increase. We anticipate a decrease in depreciation and amortization of fixed assets, leasehold improvements, and capitalized software as we expect minimal outlays for capital expenditures over the next year.

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

Balance at June 30, 2002	$ 949,000
Charges against accrual (Bethesda
rent payments, net of rental income;
severance and benefit payments)	(220,000)

Balance at March 31, 2003	729,000
Less current portion	(141,000)

Balance at March 31, 2003,
less current portion	$ 588,000

The balance of the restructuring charge accrual will be paid over the remaining lease term of our former Bethesda office which expires in July 2009.

Impairment of Intangible Assets

As discussed earlier in the “Gross Profit” discussion above, product sales of the Synapse Adapter are minimal and our expectation of future sales is the same. In the fourth quarter of the year ended June 30, 2002, we recorded an impairment charge of $5.7 million on goodwill and other intangibles to write-down our value of these acquired assets to the fair value of the net amount we expected to realize over the remaining expected life of this product. As discussed earlier, the remaining useful life of CDPD based products is limited. Accordingly, we recorded an additional impairment charge of $836,000 for the quarter ended December 31, 2002. The remaining value of intangibles of $68,000 as of March 31, 2003 will be amortized over their estimated remaining life of nine months.

OTHER

Interest income for the three months ended March 31, 2003 was $8,000, compared to $27,000 for the same period in the prior fiscal year. Interest income for the nine months ended March 31, 2003 was $38,000, compared to $247,000 for the same period in the prior fiscal year. Interest income decreased due to lower cash balances invested corresponding with the utilization of cash to fund our business and the decline in interest rates over the period.

Interest expense for the three months ended March 31, 2003 was $13,000, compared to $135,000 for the same period in the prior fiscal year. Interest expense for the nine months ended March 31, 2003 was $93,000, compared to $306,000 for the same period in the prior fiscal year. The decrease in interest expense was primarily related to the reduced principal balance of a capital lease for Synapse Adapters assumed with the acquisition of Cellgate.

Other income (expense), net for the three months ended March 31, 2003 was net income of $99,000, compared to a net expense of $80,000 for the same period in the prior fiscal year. Other income (expense), net consists primarily of: (a) rental income for sublet facilities of $33,000 for the three months ended March 31, 2003 compared to $0 for the same period in the prior fiscal year, a $33,000 increase due to the sublet of a portion of the Company’s current offices in New York; (b) income relating to a transition services agreement that was executed in connection with the sale of NXT of $92,000 for the three months ended March 31, 2003 and $0 for the same period in the prior fiscal year; and (c) tax expense for the three months ended March 31, 2003 of $30,000 compared to $80,000 for the same period in the prior fiscal year, a $50,000 decrease for certain state and local taxes. Other income (expense), net for the nine months ended March 31, 2003 was net income of $71,000, compared to a net loss of $46,000 for the same period in the prior fiscal year.

Other income (expense), net consists primarily of: (a) rental income for sublet facilities of $78,000 for the nine months ended March 31, 2003 compared to $64,000 for the same period in the prior fiscal year, a $14,000 increase due to a sublet termination which occurred simultaneously with the expiration of the lease for the facility, partially offset by sublet of a portion of the Company’s current offices in New York; (b) income relating to a transition services agreement that was executed in connection with the sale of NXT of $203,000 for the nine months ended March 31, 2003 and $0 for the same period in the prior fiscal year; (c) expense of $46,000 for the nine months ended March 31, 2003 and $0 for the same period in the prior fiscal year relating to withholding taxes on additional shares issued to certain former shareholders of NXT; and (d) tax expense for the nine months ended March 31, 2003 of $168,000 compared to $119,000 for the same period in the prior fiscal year, a $49,000 increase due to the amortization of an accrual for corporation franchise taxes for Delaware and an increase in accruals for certain state and local taxes.

LOSS FROM CONTINUING OPERATIONS

Loss from continuing operations of $1,560,000 for the three months ended March 31, 2003 decreased $2,053,000 or 57% from the same period in the prior fiscal year. Loss from continuing operations of $7,237,000 for the nine months ended March 31, 2003 decreased $4,094,000 or 36% from the same period in the prior fiscal year. The decrease in loss was primarily attributed to the realization of the cost reduction efforts and efficiency gains, the reduction in the amortization expense recorded in relation to goodwill and intangible assets, as well as overall increased service revenues, partially offset by one-time charges for the write-down of inventory and the impairment of intangible assets.

DISCONTINUED OPERATIONS

Income from discontinued operations represents the net results of our wholly owned subsidiary, UNS Corporation (formerly, NXT). During May 2002, we developed a formal plan to sell NXT. As previously disclosed, effective as of the close of business on August 31, 2002, we sold substantially all of the operating assets associated with NXT. NXT provides data services and landline-based connectivity for credit-card transaction processing. No operations existed for the three months ended March 31, 2003. For the three months ended March 31, 2002, operations resulted in income of $230,000. The increase in net results for the nine months ended March 31, 2002 to income of $363,000 from $58,000 was due primarily to growth in the number of transactions processed, reductions in telecommunications costs from third parties, the successful implementation of our integration and consolidation plan of the acquisition of NXT in November 2000 and other cost reduction efforts.

For the nine months ended March 31, 2003, gain on sale of discontinued operations of $133,000 represents the reversal of an accrued vendor obligation that was waived as a result of the sale of NXT, partially offset by additional transaction costs associated with the sale.

NET LOSS

For the three months ended March 31, 2003, net loss totaled $1.56 million or $0.09 per share, as compared to a net loss of $3.38 million or $0.24 per share, for the same period in the prior fiscal year. For the nine months ended March 31, 2003, net loss totaled $6.74 million or $0.42 per share, as compared to a net loss of $11.27 million or $0.88 per share, for the same period in the prior fiscal year.

EBITDA

EBITDA is presnted because it is a widely accepted indicator of funds available to service debt, although it is not a measure of liquidity or of financial performance under accounting principles generally accepted in the United States of America. We use EBITDA as an internal measure of operating performance, which is net loss excluding net interest, taxes, depreciation and amortization. We believe that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under GAAP.

The EBITDA loss for the three months ended March 31, 2003 was $1.33 million or $0.08 per share as compared to the same period in the prior fiscal year of $2.48 million or $0.18 per share. The EBITDA loss for the nine months ended March 31, 2003 was $5.78 million or $0.36 per share as compared to the same period in the prior fiscal year of $8.96 million or $0.70 per share. This improvement in EBITDA loss of $1.15 million or approximately 47%, and $3.18 million or approximately 36%, for the comparative three and nine month periods in the prior fiscal year, respectively, is primarily attributed to the increase in revenues and a reduction of cost of revenues and operating expenses as discussed in prior sections.

The following table sets forth, for the periods indicated, the reconciliation of net loss to EBITDA:

	For the three months ended March 31,		For the nine months ended March 31,
	2003	2002	2003	2002
Net loss	$(1,560,000)	$(3,383,000)	$(6,741,000)	$(7,889,000)
Subtract interest income	(8,000)	(27,000)	(38,000)	(247,000)
Add interest expense	13,000	135,000	93,000	306,000
Add taxes included in other income
(expense), net	30,000	80,000	168,000	119,000
Depreciation and amortization	200,000	718,000	738,000	2,138,000

EBITDA loss	$(1,325,000)	$(2,477,000)	$(5,780,000)	$(8,957,000)

EBITDA loss per share	$ (0.08)	$ (0.18)	$ (0.36)	$ (0.70)

Net loss per share	$ (0.09)	$ (0.24)	$ (0.42)	$ (0.88)

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Since our inception we have incurred significant losses and negative cash flow (assuming the positive cash flow from capital transactions are excluded). As of March 31, 2003, we had an accumulated deficit of approximately $141 million. At March 31, 2003 our principal source of liquidity was approximately $1.27 million in cash and cash equivalents. At April 30, 2003, cash and cash equivalents aggregated approximately $1.07 million.

We need additional capital in the immediate future. Based on our current estimates of revenue levels, operating costs and other cash inflows and outlays, we will not have cash balances adequate for us to continue operations without a capital infusion within the next two months from mid May 2003. Our concerns about capital may lead us to take additional steps to cut costs and, depending on whether we are successful in our efforts to raise additional capital, may require us to eliminate or curtail certain of our projects and take additional steps to conserve cash that may adversely affect our operations. If we are unable to obtain additional capital as needed, we will be required to cease operations altogether.

In connection with our efforts to raise capital, we have hired investment bankers. We are exploring a number of alternatives for raising additional capital, including debt and equity financings, and strategic investments. In May 2003, we entered into an agreement to sell a portion of our trade receivables on a regular monthly basis. If we raise additional funds on an equity basis from other than a strategic partner, substantial dilution to existing shareholders would likely occur in light of the “full ratchet” antidilution provisions of our Series C preferred stock and the related warrants. In fact, under certain scenarios, there may be virtually no value remaining to the common stock shareholders. Some of the alternatives that we are pursuing, though, may be less dilutive or non-dilutive to existing shareholders. However, we cannot be certain whether additional capital will be available when needed, if at all, or on acceptable terms.

Paymentech is obligated, subject to certain conditions, to purchase goods or services from us or our affiliates over a three (3) year period commencing September 1, 2002, in an amount aggregating at a minimum $3,472,500, with Paymentech obligated to pay us at least $1,000,000 during the first year, in installments of $83,333 per month, at least $1,150,000 during the second year, in installments of $95,833 per month, and at least $1,322,500 during the third year, in installments of $110,208. Paymentech has made such payments and is expected to continue to make such payments on a timely basis.

Paymentech has only recently begun to accelerate its purchase of services from us. Such purchases will be reflected in significant increases to our service and product sales revenues in comparison with prior periods but will have no immediate cash benefit. To the contrary, if Paymentech’s purchases of services or products continue in the future, Paymentech will offset the amounts due us with the payments and credit balances that it has built up by making the payments referred to in the previous paragraph. Therefore, Paymentech’s purchases of services or products from us will have a negative impact on our cash balance until the point at which it has exhausted the benefits of its prior period payments, even though revenues will increase.

Nevertheless, we anticipate our negative cash flow will continue to improve on a quarterly basis. A large percentage of our operating expenses are fixed and we expect to continue increasing our revenues without incurring significant increases in operating expenses. We are also focused on conserving cash and improving our cash flow through growth in the number of active sites and various product sales, including revenues from services and products for vending, and a continued reduction in cash expenses.

Period to Period Comparisons and Seasonal Variation of Business

In light of the rapidly evolving nature of our business, we believe that period-to-period comparisons of our revenues and operating results, especially those related to product sales, are not necessarily meaningful, and you should not rely upon them as indications of future performance. Although we have experienced growth in revenues over the prior periods, we do not believe that our growth rates are necessarily indicative of future growth.

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

Historical Cash Flows

For the nine months ended March 31, 2003, cash decreased by $1,596,000 to $1,266,000. For the nine months ended March 31, 2002, cash decreased by $12,030,000 to $6,175,000.

Net cash used in operating activities was $4,656,000 during the nine months ended March 31, 2003. This primarily consisted of net operating losses, decreases in accounts payable and accrued liabilities, and charges against the restructuring accrual, partially offset by non-cash charges for depreciation and amortization, non-cash compensation for directors and consulting, the losses related to the inventory write-down and impairment of intangible assets, and a decrease in accounts receivable. Net cash used in operating activities was $8,981,000 during the nine months ended March 31, 2002. This primarily consisted of net operating losses and an increase in inventory and liabilities, partially offset by non-cash charges for depreciation and amortization, and non-cash compensation for directors and consulting.

Net cash used by investing activities was $543,000 for the nine months ended March 31, 2003. This was primarily comprised of the final payment related to the acquisition of NXT. Net cash used in investing activities was $2,985,000 for the nine months ended March 31, 2002. This amount primarily consists of (i) the net cash paid for the acquisitions of Cellgate Technologies LLC and NXT, and (ii) capital expenditures.

Net cash provided by financing activities for the nine months ended March 31, 2003 of $3,603,000 was primarily comprised of the net proceeds from the sale of NXT, partially offset by payments under capital leases. Net cash used in financing activities for the nine months ended March 31, 2002 of $64,000 was primarily comprised of payments under capital leases offset by proceeds from the exercise of options.

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

Intangibles and Recovery of Long-Lived Assets

Cost in excess of the fair value of tangible and identifiable intangible net assets acquired is amortized on a straight-line basis over four years. Identifiable intangible net assets consist of completed technology, assembled workforce, trademarks, and acquired customers. With the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 144, we evaluate whether there has been an impairment in any of our long-lived assets on an annual basis or if certain circumstances indicate that a possible impairment may exist. An impairment in value exists when the carrying value of a long-lived asset exceeds its undiscounted cash flow. If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value.

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

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001, which we adopted on July 1, 2002. As a result of the write-off of all goodwill during the year ended June 30, 2002, the adoption of SFAS No. 142 did not have an impact on the Company. The remaining intangibles at June 30, 2002 shall be subject to the impairment provisions of SFAS No. 144. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to the fourth quarter of fiscal year 2002 in the Company’s consolidated statement of operations do not reflect the effect of SFAS No. 142. Had the Company been accounting for goodwill under SFAS No. 142 for the three and nine month periods ended March 31, 2002, the Company’s net loss and net loss per share would have been as follows:

	Three months ended March 31,	Nine months ended March 31,
	2003	2002	2003	2002
Net loss, as reported	$ (1,560,000)	$ (3,383,000)	$ (6,741,000)	$ (11,273,000)
Add back amortization
of goodwill	--	102,000	--	307,000

Pro forma adjusted net loss	$ (1,560,000)	$ (3,281,000)	$ (6,741,000)	$ (10,966,000)

Net loss per share
As reported	$ (0.09)	$ (0.24)	$ (0.42)	$ (0.88)
Add back amortization
of goodwill	--	0.01	--	0.02

Pro forma	$ (0.09)	$ (0.23)	$ (0.42)	$ (0.86)

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

Inventory Valuation

Inventory is stated at the lower of cost or market, cost being determined by the first-in, first-out method. In the fourth quarter of the year ended June 30, 2002, we took a charge of $3.48 million to cost of revenues to write-down our inventory of Synapse Adapters to the cost value of the number of units we expect to realize over the remaining expected life of this product. As of April 1, 2003, AT&T Wireless will no longer activate new units on CDPD, and they intend to completely shutdown their CDPD network in June 2004. As a result, in the quarter ended December 31, 2002, we recorded a charge of $333,000 to completely write-off the remaining inventory of Synapse Adapters and other CDPD based inventory.

Revenue Recognition

We derive revenue primarily from two sources: service revenues and product sales. Service revenues are generated from our Synapse Service and consist of: (a) one-time, non-refundable service activation fees; (b) monthly minimum subscription fees for the availability of service; (c) fees for transactions delivered on wireless or other methods through our hosts; and (d) other fees, including administration and other fees for certain wireless services and certain charges for telecommunications connections between us and a party. Product sales are primarily derived from the sale of our proprietary Synapse Enabler and Synapse Adapter products.

Revenue is recognized when earned. More specifically, revenue related to providing services and sales of our products are as follows:

Services. Service revenues are recognized as services are provided. We adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. Activation fee revenue is recognized ratably over the estimated average life of a customer contract.

Product sales. Revenues from the sale of products (equipment) are recognized upon shipment. Revenues from equipment under rental agreements and similar arrangements are accounted for by the operating lease method and are recognized over the rental term.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED IN FISCAL 2004

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

In November 2002, the FASB approved FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s fiscal year-end. However, the disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based employee compensation.  Both of those methods avoid the ramp-up effect arising from prospective application of the fair value based method.  In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, this Statement does not permit the use of the original Statement 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations. On January 1, 2003, the Company adopted the disclosure provisions of SFAS No. 148.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003. The Company does not have any variable interest entities, and, accordingly, adoption is not expected to have a material effect on the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on May 8, 2003, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The following risk factors are intended to supplement and amend the Company’s current risk factors contained in its Annual Report on Form 10-KSB/A for the fiscal year ended June 30, 2002.

We need additional capital.

Since our inception we have incurred significant losses and negative cash flow (assuming the positive cash flow from capital transactions are excluded). As of March 31, 2003, we had an accumulated deficit of approximately $141 million. At March 31, 2003 our principal source of liquidity was approximately $1.27 million in cash and cash equivalents. At April 30, 2003, cash and cash equivalents aggregated approximately $1.07 million.

We need additional capital in the immediate future. Based on our current estimates of revenue levels, operating costs and other cash inflows and outlays, we will not have cash balances adequate for us to continue operations without a capital infusion within the next two months from mid May 2003. Our concerns about capital may lead us to take additional steps to cut costs and, depending on whether we are successful in our efforts to raise additional capital, may require us to eliminate or curtail certain of our projects and take additional steps to conserve cash that may adversely affect our operations. If we are unable to obtain additional capital as needed, we will be required to cease operations altogether.

In connection with our efforts to raise capital, we have hired investment bankers. We are exploring a number of alternatives for raising additional capital, including debt and equity financings, and strategic investments. In May 2003, we entered into an agreement to sell a portion of our trade receivables on a regular monthly basis. If we raise additional funds on an equity basis from other than a strategic partner, substantial dilution to existing shareholders would likely occur in light of the “full ratchet” antidilution provisions of our Series C preferred stock and the related warrants. In fact, under certain scenarios, there may be virtually no value remaining to the common stock shareholders. Some of the alternatives that we are pursuing, though, may be less dilutive or non-dilutive to existing shareholders. However, we cannot be certain whether additional capital will be available when needed, if at all, or on acceptable terms.

Paymentech is obligated, subject to certain conditions, to purchase goods or services from us or our affiliates over a three (3) year period commencing September 1, 2002, in an amount aggregating at a minimum $3,472,500, with Paymentech obligated to pay us at least $1,000,000 during the first year, in installments of $83,333 per month, at least $1,150,000 during the second year, in installments of $95,833 per month, and at least $1,322,500 during the third year, in installments of $110,208. Paymentech has made such payments and is expected to continue to make such payments on a timely basis.

Paymentech has only recently begun to accelerate its purchase of services from us. Such purchases will be reflected in significant increases to our service and product sales revenues in comparison with prior periods but will have no immediate cash benefit. To the contrary, if Paymentech’s purchases of services or products continue in the future, Paymentech will offset the amounts due us with the payments and credit balances that it has built up by making the payments referred to in the previous paragraph. Therefore, Paymentech’s purchases of services or products from us will have a negative impact on our cash balance until the point at which it has exhausted the benefits of its prior period payments, even though revenues will increase.

Nevertheless, we anticipate our negative cash flow will continue to improve on a quarterly basis. A large percentage of our operating expenses are fixed and we expect to continue increasing our revenues without incurring significant increases in operating expenses. We are also focused on conserving cash and improving our cash flow through growth in the number of active sites and various product sales, including revenues from services and products for vending, and a continued reduction in cash expenses.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Section 302 Certifications by the Chief Executive Officer.

99.2 Section 302 Certifications by the Chief Financial Officer.

99.3 Section 906 Certifications by the Chief Executive Officer and the Chief Financial Officer.

(b) Reports on Form 8-K

On February 26, 2003, we filed a current report on Form 8-K reporting an Item 9 Regulation FD disclosure regarding a certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On February 26, 2003, we filed a current report on Form 8-K reporting Item 5 events regarding (i) a change in classification of inventory write-down, and (ii) the anticipated future filing of Forms S-8 and SB-2 for the registration of securities.

On February 14, 2003, we filed a current report on Form 8-K reporting an Item 9 Regulation FD disclosure regarding a certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                             U.S. WIRELESS DATA, INC.

Dated             May 15, 2003                            By: /s/ Dean M. Leavitt
                                                                                   Dean M. Leavitt
                                                                                   Chief Executive Officer
                                                                                   (Principal Executive Officer)

Dated             May 15, 2003                            By: /s/ Adi Raviv
                                                                                   Adi Raviv
                                                                                   Executive Vice President and
                                                                                   Chief Financial Officer
                                                                                   (Principal Financial Officer)