Form 10KSB
period 2003-06-30
U S WIRELESS DATA INC
filed 2003-10-14
CIK 895716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[Mark One]

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________________ to ____________________.

Commission file no. 0-22848

U.S. WIRELESS DATA, INC.
(Name of small business issuer in its charter)

Delaware	84-1178691
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

750 Lexington Avenue, New York, New York 10022
(Address of principal executive offices)       (Zip Code)

Registrant’s telephone number, including area code:     (212) 750-7766

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act

$0.01 Par Value Common Stock
(Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [  ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [X]

     The issuer’s revenues for the fiscal year ended June 30, 2003 were $3,725,000. The aggregate market value of the issuer’s voting common equity held as of October 10, 2003 by non-affiliates of the Issuer was approximately $3,679,000 based on the closing price of $0.22 as of October 10, 2003.

     As of October 10, 2003, the issuer had 17,630,382 shares of its $0.01 par value common stock outstanding.

      Transitional Small Business Disclosure Format (check one):     Yes  [  ]     No  [X]

DOCUMENTS INCORPORATED BY REFERENCE:

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-KSB: Items 9-12 of Part III of this Annual Report on Form 10-KSB are incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders, which Proxy Statement will be mailed on or before October 28, 2003.

U.S. Wireless Data, Inc.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED JUNE 30, 2003

INDEX

The Definitive Proxy Statement for the 2003 Annual Meeting of the Registrant which will be filed with the Commission within 120 days after the close of the fiscal year, is incorporated by reference into Part III.

Special Note Regarding Forward-Looking Statements

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934 or Section 21E of the Securities Act of 1933, as amended. Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are discussed below, and in other reports filed by us under the Securities Exchange Act of 1934. Risks and uncertainties relating to forward-looking statements are set forth in Item 6 under the caption “Risk Factors,” below. Our forward looking statements are based on information available to us today, and except as required by law, we undertake no obligation to update any forward looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

U.S. Wireless Data, Inc. (“USWD” or the “Company”) provides wireless transaction delivery and gateway services to the payments processing industry. Our customers include credit card processors, merchant acquirers, banks, automatic teller machine (“ATM”) distributors and their respective sales organizations, as well as certain businesses seeking new solutions to make it easier for their customers to buy their products or services. We offer these entities turnkey wireless and other transaction management services. We also provide our clients with proprietary wireless enabling products designed to allow for card acceptance where such acceptance has heretofore been either too expensive or technologically unfeasible, or to displace conventional telephone lines for increased speed, cost reduction and/or convenience. These services and products may be utilized by conventional card accepting retailers as well as emerging card accepting market segments such as vending machines, quickservice (fast-food) and quick casual restaurants, taxis and limousines, in-home service providers, door-to-door sales, contractors, delivery services, sporting events, and outdoor markets. Our services and products may also be used for gathering telemetric information such as mission critical operational data on a real-time basis from remote equipment (e.g., vending machines).

We facilitate the delivery of credit card or other transactions from merchants to payment processors using wireless technologies. We make it easy for the cashless payments industries (e.g., credit and debit cards) to deploy wireless solutions through a single source, our Synapse platform. We aggregate different wireless network services, offering nationwide wireless coverage, and provide a single point of terminal management, customer support and transaction reporting. For strategically selected markets, we develop and integrate proprietary wireless hardware products designed to enable traditional points of sale and unconventional points of sale (such as vending machines and taximeters) with card acceptance. All of our efforts are aimed at providing the payments processing industry and end-user merchants with the speed, mobility, cost savings and other strategic benefits associated with wireless technology.

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

Going Concern and Liquidity Uncertainties

We need additional capital in the immediate future in order to continue operations. Since our inception we have incurred significant losses and negative cash flow from operations. As of June 30, 2003, we had an accumulated deficit of approximately $143 million. At June 30, 2003 our principal source of liquidity was approximately $602,000 in cash and cash equivalents. Based on our current estimates of revenue levels, operating costs and other cash inflows and outlays, and taking into account the remaining proceeds available to us from the bridge facility discussed below, we will not have cash balances adequate for us to continue operations beyond December 2003 without a sufficient capital infusion by such time. Our concerns about capital may lead us to take additional steps to cut costs and, depending on whether we are successful in our efforts to raise additional capital, may require us to eliminate or curtail certain of our projects and take additional steps to conserve cash that may adversely affect our operations.

The availability of funds from a bridge facility (the “Bridge Loan”) is pursuant to previously executed fully secured loan documentation in the amount of $2.75 million with Brascan Financial Corporation (“Brascan”), a subsidiary of Brascan Corporation, and advances under this Bridge Loan require us to satisfy certain conditions on a going-forward basis. As of October 13, 2003, we have drawn down approximately $1.24 million against the $2.75 million Bridge Loan commitment.

In connection with this Bridge Loan, and as part of an overall restructuring and strategic alliance with MIST Inc., a provider of card issuance and payments processing products and gateway services to banks, non-bank card issuers and the payments processing industry and a subsidiary of Brascan Corporation, we also entered into a term sheet that contemplates the agreement by Brascan, subject to a number of conditions, to arrange for the purchase of $12.5 million of a newly issued Series D Preferred Stock representing at least 60% of our equity. The fully secured loan is allowing us to continue operations while we negotiate a definitive Series D Preferred Stock purchase agreement and to satisfy the anticipated closing conditions of such a financing.

There can be no guarantees or assurances that the contemplated financing will be completed on the terms contemplated by the term sheets or at all, and upon such an event, in the absence of alternative financing, we will be forced to cease operations. The contemplated financing is subject to a number of conditions, including, but not limited to, the execution of definitive financing documentation and the successful completion of a reorganization of our capital structure, which will include the restructuring of our currently issued and outstanding Series C Convertible Preferred Stock and Series C Warrants. It is also anticipated that the terms and provisions of the contemplated financing, if completed, will have a substantial dilutive effect on the ownership interests of our existing stockholders.

These conditions raise substantial doubt about our ability to continue as a going concern and if we are unable to obtain additional capital as needed, we will be required to cease operations altogether. The consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern.

THE U.S. WIRELESS DATA SUITE OF SOLUTIONS

Emerging Markets

Synapse was designed to help the electronic payments industry open doors to new and emerging markets. In recent years, card associations, card issuers, credit card processors, and merchant acquirers have desired a way to penetrate a variety of market segments that are still largely cash-driven. These segments include mobile merchants, in-home and other mobile service providers, ground transportation, quick service (fast-food) restaurants and casual dining establishments, vending machines, and others. In the aggregate, we believe these markets represent one of the final opportunities of significant growth for card acceptance.

These market segments have remained cash-oriented because of the technological gaps or unattractive costs that have prevented them from employing cashless payment systems. We developed our Synapse platform of services and products to bridge the technological gaps with wireless solutions that deliver real-time transaction authorizations, fast transaction speeds, and reduce operating costs for the card accepting merchant. In doing so, we provide the transaction processing industry with a valuable opportunity to reach these large and untapped markets for card acceptance.

Leading the Migration from Dial-Up to Wireless

In addition to these new market initiatives, we are strategically positioned to lead the migration from dial-up to wireless and other emerging line displacement technologies in traditional retail POS environments. This universe of fixed-location POS retailers (e.g. traditional storefront businesses) is of special strategic importance to us, and is the focus of ongoing product development and marketing efforts. There are more than 10 million existing POS terminals currently being used throughout the United States. Our lead product in this segment, the Synapse Enabler, is designed to enable retailers’ POS terminals to communicate with their processors by means of wireless and other emerging technologies rather than only on a dial-up basis. These “line-displacement” products help retailers save money through reduced telecommunications costs and improved customer service, which results from faster transaction speeds.

Our line displacement products also offer a significant financial inducement to the bankcard industry, enabling merchant services providers to mark up the wireless service, and resell it to the merchant at a profit. This opportunity is significant in the payments industry because, for the first time, merchant services providers can harvest telecom revenue from their merchant base. Given the competitive nature of the reseller market, providing payment processors, merchant acquirers and other sales entities with an additional line of revenue offers significant motivation to convert existing accounts to wireless, and to sell new or competitive accounts on the advantages that wireless delivers.

We seek to win significant transaction volume in the Quick Service Restaurant (fast-food and casual dining) industry, which has been identified as a $131 billion industry by the National Restaurant Association, and which is seeking an efficient cashless payments solution. Our proprietary product for this industry is currently being rolled out with a top payment processor. Known as the Synapse Enabler T8, this product connects up to 8 traditional dial-up terminals to a single wireless modem. Transactions are then processed via the Synapse wireless service, which provides the much needed speed to meet the promise of quick service.

In addition to replacing the phone line for POS systems in fixed-location retail environments, our products can also replace the dial-line that connects the smaller, less expensive off-premise ATMs that are typically deployed for the sole purpose of dispensing cash. By converting a dial-up ATM to wireless, the ATM operator can: (i) achieve cost savings compared to the cost of line-installation and monthly fees associated with a wired dial line; (ii) improve efficiency by placing the ATM as soon as it is ordered, rather than having to wait for the line to be installed; and (iii) relocate an underperforming ATM much easier, saving significant time and money when deploying an ATM. A new machine may be moved a number of times until a profitable location is found.

Pepsi and Other Vending Opportunities

We plan to use our Synapse platform to transport data to provide solutions for various non-payment applications or applications using a combination of payment and non-payment data. On December 21, 2001, we announced a joint effort with PepsiCo, Inc. (“Pepsi”) designed to (a) enable their soft drink vending machines to accept credit cards, and (b) connect their vending machines to an “always-on” wireless network, allowing bottlers and licensees to gain real-time information about machine inventory and cash and credit card transactions, as well as the machine’s operational status.

Because accepting credit cards and other forms of cashless payments reduces the barriers to consumption (e.g. not having enough or the appropriate cash on hand), Pepsi, its bottlers and licensees expect to benefit from an increase in sales. So far, pilot-testing has shown that Pepsi, its bottlers and licensees can also expect to see increased profits, as it has been demonstrated that credit card acceptance enables price increases to be implemented without forfeiting volume. Further, through the telemetric capabilities (i.e., data gathering and communications) of our product and service, bottlers and licensees can easily ascertain the exact needs of each machine on a delivery route in “real time” and adjust their inventory and planned stops for their route drivers, accordingly. We believe that this level of monitoring and reporting can improve operational efficiency and reduce operational costs.

Based on statistics from various sources, Pepsi bottlers and licensees have deployed over 1.3 million soft drink vending machines nationwide, of which approximately 650,000 are capable of utilizing our technology immediately. In addition, Pepsi bottlers and licensees typically deploy approximately 50,000 to 100,000 new vending machines each year, all of which may be retrofitted with our technology or may have it installed at the time of manufacture. In addition, we believe that Pepsi’s snack food vending subsidiary (Frito Lay) represents an additional opportunity, as there are a large number of these vending machines that are either in the field already, or that are shipped new each year. There are 5.58 million vending machines in the U.S., according to the 2003 Automatic Merchandiser State of the Vending Industry Report, offering a significant opportunity for the growth of credit card acceptance and other services for vending machines.

THE SYNAPSE PLATFORM

In support of these and other initiatives, we developed Synapse: a reliable, scalable, flexible proprietary platform to deliver a broad, integrated suite of services to merchants, merchant acquirers, credit card processors, vending machine deployers, ATM operators, distributors, and others.

We developed Synapse to be highly customizable, enabling our customers to select from among a broad range of services and products. Synapse encompasses a choice of wireless networks, wireless hardware (i.e. line-displacement products and wireless POS systems manufactured by third-parties), and a myriad of processors, including credit card, debit card, loyalty card, gift card, or proprietary hosts. Such flexibility enables our customers and end-users to “have it their way” – a message that is unique in the industry and that is communicated to the market through our Synapse tagline: “Making Wireless Easy.”

Synapse brings together multiple wireless networks, providing a latticework of wireless coverage that delivers truly nationwide wireless service area in the U.S. While each network offers its own individual coverage footprint, providing less than 100% coverage, the combination of these networks in Synapse assures the payments industry of a single solution with the broadest coverage. By maximizing coverage options for the payments industry, merchant services providers have solutions for their customers regardless of where they conduct point of sale transactions.

Transaction processors benefit from Synapse by not having to negotiate with each wireless carrier to build and support connectivity, nor do they have to incur the upfront and on-going costs associated with the maintenance of such multiple connections. They simply connect to the Synapse platform as a single point of contact. As new terminals and transaction types become available, each transaction processor will be able to use their existing Synapse connection to gain wireless access with virtually no development expense or effort. As Synapse enables both traditional and emerging markets to utilize wireless payment processing, wireless carriers benefit from an increase in traffic and simplified connectivity to the processors.

In addition to providing a wealth of turnkey merchant solutions, we are also making wireless easy by supporting our solutions with an Internet-based customer service infrastructure. We provide easy-to-use features on our website that make setting up a merchant with a wireless terminal a simple and quick process for our clients. Where once it involved multiple parties over several days to activate a wireless terminal, activating a terminal on Synapse takes a few moments through a single online interface. Most importantly, our website features real-time transaction reporting (for most applications) that provides our customers with an up-to-the minute view of transaction activity at their customer’s point-of-sale.

We also add additional convenience to our customers through internally developed search engines that determine the quality of wireless coverage for various carriers by zip code. This tool makes it easy for a merchant services provider to compare network coverage strength and recommend the optimal solution to their customer.

SERVICES AND PRODUCTS

We derive revenue primarily from two sources: service revenues and product sales. Service revenues are generated from our Synapse Wireless Services. Revenue from product (equipment) sales are primarily derived from the sale of our proprietary Synapse Enabler products, and, as these products send transactions through our Synapse Service, sales of these products are typically precursors to Synapse Service revenues. The following provides more details on our service and product offerings:

SynapseSM Wireless Services

For mobile merchants or merchants conducting business in the field, wireless POS systems are an obvious solution, enabling card acceptance and delivering increased profits and greater customer satisfaction. We believe we are at the forefront of this payments revolution, providing certification of wireless credit card terminals from third-party manufacturers such as Creditel, Linkpoint, Lipman, Thales, and others, to the Synapse host platform, which acts as a neutral gateway to payment processors. This proprietary service also allows credit card processing for vending machines, quickservice (fast-food) and quick casual restaurants, taxis and limousines, in-home service providers, door-to-door sales, contractors, delivery services, sporting events, and outdoor markets. No single wireless network provides a complete and ubiquitous “foot print” of nationwide coverage in the United States. Our service is wireless carrier agnostic, providing a broad selection of wireless data networks including Motient’s DataTac network, the Cellular Digital Packet Data (“CDPD”) networks operated by AT&T Wireless and Verizon Wireless (both of which are being phased out) and Alltel, and Cingular’s Mobitex network. We are also in discussions with the leading wireless carriers and equipment manufacturers regarding next generation (3G) wireless technologies, including Code Division Multiple Access digital wireless developed by Qualcomm (“CDMA”) and General Packet Radio Service (“GPRS”) enabled networks which offer ‘always-on’, higher capacity, Internet-based content and packet-based data services. Utilizing Synapse Wireless Services, businesses with locations throughout the United States can implement a wireless POS strategy using multiple networks and terminals to ensure optimal coverage.

In April 2003, we successfully converted, on behalf of a major payment processor, approximately 7,400 existing wireless merchant terminals on Cingular’s Mobitex network to our Synapse service. Previously, the terminals had been connected directly to the processor over the Mobitex wireless network. Now, the terminals continue to use Cingular’s Mobitex network, but the transactions are routed to the processor via the Synapse host platform. The processor can now leverage the value added services of Synapse including online management of the wireless accounts, our 24/7 customer support desk and online reporting. This conversion brings our total active sites to more than 30,000 at June 30, 2003.

The terminal conversion described above highlights the growing importance of Synapse to payment processors and other clients as a means of improving the overall management of their wireless programs through our value-added services. Of great importance to processors is the ability to activate and manage wireless merchants through our online tools and reporting features. Additionally, our 24/7 customer support desk provides them with personalized attention and fast responses to issues that arise. Our focus will be to continually improve these support tools and services and to offer our clients a single source for their wireless payment processing programs, regardless of the wireless carrier service or terminal hardware that is chosen for each individual merchant site.

Synapse Enabler™ for POS

The Synapse Enabler™ is a proprietary device that we developed for the purpose of converting non-wireless devices to a wireless medium. The product has applicability to many vertical markets, but a key advantage for the payments industry is the ability to displace slow and expensive conventional phone lines by converting traditional dial-up POS terminals to wireless cashless payment terminals. When compared to leased line connectivity, the Synapse Enabler offers similar high-speed transaction processing with dramatically reduced monthly communications costs.

The Synapse Enabler T8 (“T8”) can convert as many as eight dial-up POS terminals in one location to a single wireless connection. When compared to dial-up connectivity, the T8 affords the merchant less expensive installation, faster transactions, and lower operating costs, making it an ideal solution for queue-sensitive, multi-lane environments such as quickservice (fast-food) and quick casual restaurants. Currently, we have certified the T8 with one of our largest processing clients who has deployed the system in a limited number of quickservice restaurants in California and Florida. We are finalizing the commercialization of the product with our client for rollout to their sales channels.

Synapse Enabler™ for Vending

In addition to fixed-location, mobile, and portable wireless applications, we have integrated our proprietary technology into devices such as vending machines to create new opportunities for cashless payment and other data gathering services. Vending machines in selected cities have been retrofitted with the Synapse Enabler for Vending (“SEV”) as part of a program for Pepsi to introduce cashless payments for their vended products. Transactions are routed through the Synapse system for authorization and settlement. In addition to enabling card payments on vending machines, the SEV communicates with the vending machine’s internal Data Exchange control boards allowing it to send up-to-the-minute information about inventory and the operational status of each vending machine to Synapse. This telemetric data is then provided to Pepsi, its bottlers and licensees over a secure Internet connection. Increased sales and margin through cashless payment acceptance, more efficiency in determining and servicing daily routes, and information designed to keep machines operating at peak performance are all expected results of the Synapse system for the vending industry.

In December 2002, we received our first “trademark authorization” from Pepsi for our wireless cashless payment processing solution for vending machines. The trademark authorization given by Pepsi authorizes our first generation SEV for deployment by Pepsi’s bottling partners in their vending machines throughout North America. The solution earned trademark authorization after nearly two years of development and testing in various locations. We are now finalizing certain operational and commercialization arrangements governing the program for deployment of the second generation SEVs with Pepsi bottlers and licensees. While we await completion of a final agreement with Pepsi and the start of full commercialization of the program, we continue to build and deploy units pursuant to purchase orders received from Pepsi. As such, over five hundred units have already been deployed in test laboratories and certain test markets by key Pepsi anchor bottlers and licensees. These markets include Chicago, IL; Memphis, TN; Las Vegas, NV; St. Louis, MO and Orlando, FL. Also, we have shipped an additional 250 units to Pepsi in late August 2003 for expected installation in the quarter ending December 31, 2003.

Upon completion of the final agreement with Pepsi, we expect to receive various orders of unit deployments from Pepsi, its bottlers and licensees as we seek to ramp up to a steady deployment of units.

Synapse Enabler™ for Transportation

We have also integrated our Synapse Enabler solution into taximeters from Centrodyne and Pulsar, the two leading manufacturers of taximeters in North America. This wireless solution, called the CardMeter™ Wireless Taximeter, is currently in use by taxi companies in Dallas, TX; Cincinnati, OH; and Providence, RI. The CardMeter solution offers such companies the opportunity to accept cards and get real-time authorizations in their taxicabs, which is fast, convenient, and safer because it allows drivers to carry less cash.

Synapse Wireless Payment Acceptance on Cell Phones

We believe the market for card payments will become larger with the emergence of card acceptance on new wireless devices such as those integrated with mobile phones.

To that end, we have recently launched PowerSwipe, a new product by Creditel Corp. that attaches to certain models of Motorola telephones utilizing the Nextel network. The device provides mobile workers with the capability to swipe a credit card and take payment with greater security, speed, and convenience while also having access to Nextel’s standard cell phone, two-way voice messaging and text messaging services. We believe that Creditel’s partnership with Nextel and Motorola is ideal for the launch of this solution since Motorola phones with service on the Nextel network are already popular with fleet-based businesses. Motorola and Nextel will promote and sell the solution through their dealer networks. Our Synapse Service provides Creditel with a payments gateway to various credit card processors and other services. We have signed an agreement with Creditel to be the exclusive payments gateway for the PowerSwipe product and the exclusive reseller of this solution to the payments industry. Device trials included payment acceptance for food and beverages in the club seats of the Super Bowl in January 2003 and in kiosks and merchandise tents surrounding the Pro Bowl in February 2003. The product is now entering full commercial launch.

Synapse Adapter™ for POS or ATMs

The Synapse Adapter™ is a proprietary device utilizing patented dial tone-emulation technology licensed from AT&T Wireless to provide our clients with a seamless “plug and play” solution for the conversion of dial-up POS terminals to a high speed, lower cost, wirelessly-enabled device based on the CDPD wireless network.

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

Product sales of the Synapse Adapter trailed off substantially in the latter half of the fiscal year ending June 30, 2002, and we no longer sell this product as it is based on the CDPD wireless medium, which the existing U.S. wireless carriers will ultimately migrate away from as they move to next generation technologies. AT&T Wireless has announced that it intends to transition from its current CDPD data service to its next generation GPRS data service. Specifically, as of April 1, 2003, AT&T Wireless is no longer activating new units on its CDPD network and has stated that it intends to completely shutdown its CDPD network in June 2004 and will migrate to its new GPRS network. Verizon Wireless has announced that it intends to transition from its current CDPD data service to its next generation CDMA data service and intends to completely shutdown its CDPD network in December 2005. Currently, CDPD is supported by several other carriers, including Alltel and Dobson Communications. Even though the decision by AT&T Wireless and Verizon Wireless to withdraw their CDPD service will geographically diminish CDPD availability, the other carriers, although expected to eventually migrate to next generation service, may provide service for a longer period. Our Synapse Adapter product is CDPD-based, and certain third party products used on our service are also CDPD-based. We are currently exploring our options with AT&T Wireless, Verizon Wireless and other carriers in the U.S. and in other countries. The useful life of this product and other CDPD-based terminals are dependent on the availability of CDPD service.

Other Services

We may also provide merchants and their processing companies with customized solutions or other services.

Discontinued Operations

During May 2002, we developed a formal plan to sell our wholly owned subsidiary, NXT Corporation (“NXT”). Effective as of the close of business on August 31, 2002, we sold, for $5 million in cash, substantially all of the operating assets associated with NXT to Paymentech. NXT provides data services and landline-based connectivity for credit-card transaction processing. In accordance with generally accepted accounting principles, we classified NXT as a discontinued operation in this report, and have eliminated NXT from the discussion that follows except as indicated.

STRATEGY

We believe our experience and capabilities have established us as the early market leader in providing wireless transaction products and services. Our strategy is to extend our leadership position by using our engineering expertise, software capabilities, marketing techniques and our other resources to move quickly into new opportunities.

Our Major Initiatives

Our major initiatives to serve the emerging market for wireless cashless payments and transaction processing include:

o	Card acceptance on Pepsi and other vending machines with our SEV products and related services.
o	Line displacement products, including our T8 product that enables multiple POS terminals to share a single high-speed wireless connection at a fraction of the cost of conventional phone lines.
o

The introduction of “beltware” solutions to the POS market, including mobile phones and other devices fitted with card processing technology from USWD and our partners (e.g., Creditel and their PowerSwipe, etc.).

o	Connecting the leading wireless POS terminals and payment processors to our platform.
o	Grow our network connectivity to include the new 3G networks such as CDMA and GPRS.

Supporting Strategies

Our strategy includes the following key elements:

o

Continue to brand Synapse as the standard for wireless cashless payments and transaction processing. By continuing to position Synapse as a neutral gateway between end user devices (POS terminals, vending machines, “beltware solutions”, ATMs and other devices), carriers, and processors, and by enabling seamless connectivity among these parties, coupled with efficient management features, we intend to establish USWD as the standard for wireless cashless payments and transaction processing.

o	Leverage our current vending activities and relationships in an effort to penetrate additional vending opportunities.

o

Leverage our established sales channels to further penetrate the market for wireless POS. We generally sell our products and services to merchant acquirers, independent sales organizations (“ISOs”), and payment transaction processors. We focus our primary marketing efforts on the merchant acquirers and ISOs that represent the vast majority of transaction activity in the electronic payments marketplace. These companies resell the Synapse service as a turnkey system directly to merchants.

o

Partner with POS terminal and ATM manufacturers to create Synapse compatible products. A component in our success will be the availability of wireless devices that can meet the requirements of our targeted market segments. Most terminal manufacturers have developed Synapse certified devices. As part of our “device neutral” strategy, we are partnering with these manufacturers to continue developing products that are certified for use with the Synapse platform.

o

Grow our list of “Class A” certifications with the industry’s leading payment processors. “Class A” solutions are fully supported by the payment processor or merchant acquiring entity. This includes key services such as end-user billing and first tier customer services. As such, they are embraced by the ISO sales channel for the simplicity and ease with which they are sold and supported.

o

Expedite and lead the transaction industry’s migration of POS and ATM connectivity from conventional landlines to wireless technology. We intend to exploit the larger market of wired POS terminals and ATMs through our Synapse Enabler products.

o

Explore opportunities to partner with companies that have complementary technologies or that will assist us in adding sites and generating transaction volume to enhance and extend our position in the industry.

o

Explore new market opportunities applicable to, and enhanced by, wireless (e.g., transportation, ATMs, vending and gaming, etc.), including markets for the processing of other payment and/or non-payment applications such as telemetric data, including usage and inventory data from utility or other meters and vending machines, or electronic benefit transfer (“EBT”) transactions.

o

Monitor developments in the wireless arena, including the development of “next generation” networks (such as CDMA, GPRS and Wi-Fi (802.11) and seek arrangements to broaden our offerings, giving our customers a wider variety of wireless network and carrier choices utilizing our Synapse products and services.

o	Become a vehicle for the transportation of frequency and loyalty program information.

o	Accommodate non-conventional payment and debit transactions.

o	Expand into selected international markets.

SALES AND MARKETING

We market Synapse services and products to industry resellers, including card processors, merchant acquiring banks and ISOs. These clients, in turn, market and promote our services and products as a turnkey system directly to merchants. In addition to our reseller channels, we jointly market the Synapse system with bankcard associations, other card issuers, and wireless carriers. Our sales strategy is to leverage these relationships, and to develop additional strategic relationships, derived from business-to-business marketing, industry and trade events, and referrals from our network of clients.

Our target markets include:

o	Mobile merchants.

o	Conventional retailers.
o	Vending machine owners/operators.
o	Quickservice restaurants.
o	Traditional restaurants.
o	Delivery services.
o	Hotels.
o	Financial institutions.
o	Ski resorts.
o	ATM processors.
o	Transportation services such as taxicabs, limos, and buses.
o	Stadiums, arenas and amusement parks.
o	Golf tournaments, racetracks and other events.
o	Traditional landline-based merchants that desire high speed transactions, reduced communications costs and/or Synapse online reports.

INDUSTRY BACKGROUND AND CURRENT TRENDS

Historical Growth of Card Acceptance

For many years, payments and transaction processors, card issuers and merchant acquirers have been inducing card accepting merchants to utilize electronic draft capture (“EDC”) terminals to conduct safer online credit and debit card transactions. As a result, the majority of the transaction dollars from merchant locations accepting bankcards are processed by EDC terminals commonly known as POS terminals. An EDC terminal magnetically reads the encoded account information from the magnetic stripe on the back of a credit or debit card and sends it, along with the transaction amount and terminal specification data, to a front-end processor for electronic online authorization. The front-end processor authorizes the card with the card issuer, electronically captures the transaction data, generates an approval code and returns the data to the terminal, which signals an attached electronic printer to print a customer receipt.

Today, growth not only continues in traditional venues, recent developments in technology and the market have spurred growth in new areas. We anticipate that we will take advantage of the convergence of the following trends:

o	Industry consolidation.
o	Continued growth of card use and acceptance.
o	Growth of wireless communications.
o	Advances in technology.

Industry Consolidation

As with many fast growing industries, the transaction processing industry has undergone rapid consolidation. The cost of maintaining EDC systems, merchant requirements for improved customer service and the demands for additional customer applications, has made it difficult for some banks and ISOs to remain competitive. Many of these providers are unwilling or unable to invest the capital required to meet these evolving demands, and are increasingly exiting the transaction processing business or otherwise seeking alliance partners to provide transaction processing for their customers. Many of the transaction processors utilize and maintain legacy front-end systems that are difficult to adapt to new technologies. Accordingly, transaction processors that utilize these systems find it difficult to meet the increasing merchant demands for more sophisticated products and services.

We offer major processors, banks, and ISOs the ability to quickly implement a wireless POS program. Our turnkey solution offloads the burden of development and time-to-market traditionally associated with a major initiative being driven by new technology. By outsourcing the development and maintenance of special services, processors, banks, and ISOs can focus on quickly bringing new revenue-enhancing products to the merchant marketplace.

Continued Growth of Card Use and Acceptance

The credit and debit card industry has experienced significant growth during the last decade, with U.S. card purchase volume increasing from $441 billion in 1990 to almost $1.8 trillion in 2001 according to The Nilson Report. This trend is expected to continue through 2011, by which time The Nilson Report projects annual card volume will approximate $4.2 trillion in the U.S. This growth is attributed to U.S. consumers adapting from cash to card-based payment methods.

According to the Nilson Report, the number of U.S. consumer purchases is projected to grow to 160 billion by 2012, up from 121 billion in 2002. Notably, the portion of these payments transacted by card-based payment methods is expected to rise from 30% or 36 billion to 42% or 67 billion during the same period with almost half coming from debit card usage.

We have created a portfolio of services and products that link the point of sale and card processors, loyalty companies and other transaction companies. Accordingly, the forecasted growth in the usage of card payments should increase the demand for the connectivity that USWD provides.

Merchant demand for card acceptance solutions is being driven by the fact that consumers tend to spend more when paying with cards than with cash. MasterCard and Visa cards are now being accepted at locations such as the U.S. Postal Service, municipalities, hospitals, parking garages and other places of business that have historically not been appropriate for card acceptance. One example is the fast-food industry, which currently has a low penetration rate with respect to credit card acceptance due, in large part, to slow speeds associated with dial-up technology. We view the fast-food industry as one of the many important market segments for the deployment of Synapse services.

Also adding to the rise in card acceptance is the migration of mobile transaction processing from cash and checks to credit and debit cards. This trend has paralleled America’s demand for convenience and desire to save time. The retail point of sale is now expected to be located wherever the customer is located – and it is expected to take “plastic”. Thus, a wide range of business services such as towing, locksmiths, concessionaires, special event vendors, in-home appliance repair services, mobile auto repair, door-to-door sales, and delivery services depend almost exclusively on completing the sales transactions at the card holder’s location. Because Synapse wireless services are designed to make it easy for all parties to facilitate card payment at the customer location, this segment of the industry will continue to provide significant growth for our company.

Growth of Wireless Communications

Worldwide use of mobile communications is growing rapidly, including the development of wireless Internet-enabled phones, personal digital assistants and two-way pagers. According to the CTIA (Cellular Telecommunications & Internet Association), worldwide wireless subscriptions have grown from 340 thousand in 1985 to more than 128 million in 2001.

These hand-held devices are already finding a home in the payments-acceptance industry through companies that are outfitting them with card-readers. Because these devices will be somewhat less expensive than wireless POS terminals made by the major terminal manufacturers, they will be a popular payment acceptance tool for small businesses and companies that operate a fleet of vehicles. Like POS terminals, these new devices will need connectivity to the payment processors to complete a transaction. We expect Synapse to be a major payment gateway for these devices and we seek strategic relationships with the providers of such devices. In this regard, we are introducing solutions on products from Creditel (cellular phone card accepting devices).

In addition to the introduction of new wireless devices for mobile communications, wireless has become an alternative to landline communications for merchants in fixed locations. The growth of payment acceptance discussed earlier is driving the need for more telecommunications services. Current dial-up technology is not sufficient to support this growth. For example, transactions using dial-up technology take an average of 15 – 20 seconds, which is too long for fast-food and other queue sensitive businesses. Rewiring in order to take advantage of improvements in technology is quite costly and time intensive. This suggests that a growing percentage of the legacy terminals attached to telephone lines will need to be replaced to meet the various technical and functional demands of the changing marketplace. As a result, wireless technology is emerging as a viable solution for merchants, including those currently transmitting via conventional telephone lines.

Advances in Technology

Advances in technology are allowing for card acceptance where such acceptance has heretofore been either too expensive or technologically unfeasible, or for the ability to displace conventional telephone lines for increased speed, cost reduction and/or convenience. Advances in technologies allow our services and products to be utilized by conventional card accepting retailers as well as emerging card accepting market segments.

In addition , technological capabilities required for the rapid and efficient creation, processing, handling, storage and retrieval of information are becoming increasingly complex. These capabilities require large development and capital expenditures, in addition to processing expertise, and have contributed to a trend toward the outsourcing of processing services that benefits us.

KEY DEVELOPMENTS DURING FISCAL 2003 TO DATE

   July 2002

o	Centrodyne and USWD introduces a new taxi meter fitted with our Synapse Enabler for Transportation to enable real-time authorization of credit cards in taxies.

   August 2002

o	PepsiAmericas (one of Pepsi’s three major bottlers in the U.S.) announces placement of 80 new credit card-accepting vending machines in Chicago, IL.
o	Adi Raviv is named as Executive Vice President & Chief Financial Officer.

   September 2002

o	We sold the assets of NXT to Merchant-Link, a subsidiary of Paymentech, for $5 million.
o	We signed a three-year agreement with Paymentech under which Paymentech or its affiliates will purchase, at least, an aggregate of $3,472,500 of services and products from us.
o	Vital Processing Services, a joint venture of TSYS and Visa USA, launches a new wireless payment services program through agreement with us.

   December 2002

o	We received our first trademark authorization from Pepsi for our wireless credit card processing and remote inventory management solution for vending machines.

   April 2003

o	We were named “Vendor of the Year” by the Electronic Transaction Association (“ETA”) at their annual meeting in Las Vegas.
o	We successfully convert approximately 7,400 wireless sites, for a major processor using Cingular’s Mobitex network, to our Synapse service on the same wireless network.

   May 2003

o

On behalf of Pepsi Bottling Group, we began the installation of a few hundred units of our Synapse Enabler for Vending on vending machines located at various venues in Las Vegas, including the Alladin and Paris hotels.

   June 2003

o	We exceeded 30,000 active sites on our Synapse service.

   August 2003

o

We signed term sheets with Brascan contemplating a bridge loan of up to $2.75 million and the purchase of $12.5 of a newly issued Series D convertible preferred stock representing at least 60% of our common stock on a fully diluted basis.

   September 2003

o	We signed the bridge loan agreement with Brascan and began drawing a portion of such loan.
o	We launch programs with Lipman USA to help merchants that use CDPD wireless data networks to make the switch to new networks and devices before the major wireless carriers phase out CDPD service.

STRATEGIC RELATIONSHIPS

A key to our ability to provide complete wireless transaction services to our clients are our relationships with certain third parties, many of whom are our clients. These relationships take significant time and resources to develop and implement. Having these relationships provides us with an advantage in getting our products and services to market. We maintain the strategic relationships described below:

Third Party Processors

We are aligned with all of the major credit card processors that are both the clients for our solutions and our reseller partners. We have contracts with over 210 resellers, including eight of the top 10 merchant acquirers whose aggregate U.S. market share in 2002 approximated 70% according to The Nilson Report. Our clients process the vast majority of all POS and ATM transactions in the United States and include: Bank of America, BuyPass, CardService International, CardSystems, Concord EFS, First Data Merchant Services, First Horizon, Global Payments, Lynk Systems, MSI, National Processing Company, Paymentech, Vital, and many others. Our relationship involves certifying solutions to these processors based on specific terminal/network combinations. Once certified to a “Class A” level, these processors take over the support function for merchants using these wireless devices in the field. By providing these organizations with a simplified and expedient method of incorporating wireless services and products into their marketing efforts and operations, we have become the leading source of wireless POS solutions for the bankcard industry.

Wireless Carriers

We believe our relationships with wireless carriers are mutually beneficial. As a result, we are generally able to negotiate for favorable rates and for collaborative joint marketing initiatives. Typically, we have agreements to purchase data network service at predetermined rates based on volume. We currently offer wireless service utilizing the CDPD networks of AT&T Wireless, Alltel and Verizon Wireless; the DataTAC network operated by Motient; and the Mobitex network operated by Cingular. We monitor developments in the wireless arena, including the development of “next generation” networks (such as CDMA and GPRS) and seek arrangements to broaden our offerings, giving our customers a wide variety of wireless network and carrier choices utilizing our Synapse products and services. We are also exploring alternative technologies such as satellite, Internet, Wi-Fi (803.11), DSL and cable.

Card Issuing Organizations

Our wireless efforts are also aligned with the card issuing organizations (Visa, MasterCard, American Express, and Discover) whose aim is to spread card acceptance to new, untapped markets, and who are investing significant resources to that end. We maintain close relationships with these associations and leverage our mutual interests in reaching new markets whenever possible.

Other telecommunications carriers

We also use traditional business services of various telecommunications carriers to provide connectivity to and from the wireless carriers, processors, and others.

Terminal and other device manufacturers or distributors

Our services increase the usefulness of wired and wireless terminals or devices, and accordingly, we believe our services will increase sales of these items. POS device manufacturers have therefore assisted us in various connectivity and certification projects we have undertaken. POS equipment manufacturers with which we have received support for certifications on a variety of processors and networks include Ingenico/IVI, Intellect, Linkpoint, Lipman, Symphony, Thales, and Tillsmith Systems. We also have relationships with other device manufacturers or distributors, including Centrodyne and Pulsar (taxi meters), and Creditel (card acceptors for cell phones).

MANUFACTURING

We primarily employ an outsourced manufacturing strategy that relies on contract manufacturers for manufacturing services. Our manufacturing operations primarily consist of purchasing of certain materials, quality assurance of materials and components, subassemblies, final assembly and testing of products. We have not entered into any significant long-term contracts with any manufacturing service provider. We generally do not commit to purchase materials in a particular amount, or any quantities beyond certain amounts covered by orders or forecasts that we submit covering discrete periods of time.

COMPETITION

Our industry is new, rapidly evolving and it is likely that we will have an increasing number of competitors in the future. Our industry is characterized by constant technological innovation. To be successful in this emerging market, we must be able to sufficiently differentiate ourselves from other service providers.

The principal competitive factors in the market, which we believe we possess include:

o	Connectivity to most major processors.
o	Certifications for most major terminal brands and models.
o	Network gateways to major data network services.
o	Ability to deliver services when requested by customers.
o	Contracts with over 210 resellers.
o	Operational capabilities for reliabilities, redundancy, quality of service, and scalability.
o	RF Design and Engineering expertise.
o	Recurring revenue business model.
o	Network and system engineering expertise.
o	High quality 24 hours/day, 7 days/week and 365 days/year customer service for processors, merchant acquirers and ISOs.
o	Variety of services offered.
o	Competitive price structures.
o	Ability to maintain and expand distribution channels.
o	Brand name recognition.
o	Continued development and introduction of new state of the art products and services.
o	Network security.

We believe that resellers (ISO’s and direct sales organizations) prefer to purchase solutions from a single vendor in order to address their merchants’ needs. Our Synapse services support a broad range of devices and our standards-based approach will continue to allow us to compete. We believe that our strategic relationships with major payment processors and wireless carriers enable us to provide interoperability among a broader spectrum of applications than our current and potential competitors.

We also believe we have several competitive advantages, including strong relationships and alliances with most of the major processors, wireless carriers, and device manufacturers or distributors. In addition, we are unique in that we are neutral towards devices, carriers, processors, merchant acquirers and ISOs.

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

Finally, as there are few substantial barriers to enter the wireless payments transaction market, we expect to face additional competition from existing competitors and new market entrants in the future.

EMPLOYEES

We had 40 full-time employees and 1 part-time employee as of June 30, 2003, with primary locations in New York, New York, and Palmer Lake, Colorado. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

The POS-50 allowed a merchant to electronically capture a credit card, debit card, or check transaction at the point of sale, virtually anywhere cellular voice service existed. Due to its portable and wireless nature, the POS-50 was well suited for the small to medium-sized mobile retailer or service company. Examples of POS-50 customers included craft show vendors, sporting event concessionaires, towing services, cart and kiosk vendors, and essentially any business “on-the-go” that wanted to safely accept credit and debit cards for their products and services.

While the POS 50 did receive much recognition from various sectors of the credit card processing industry as the first truly wireless POS terminal, only approximately 7,000 devices were sold between 1994 and 1998. Our failure to attract broad market acceptance for our new device and, hence, more terminal sales, stemmed primarily from five factors: (a) the cost of the device was very expensive to manufacture versus traditional POS terminals, therefore, the price to our customers was very high; (b) lack of broad terminal application certification by front-end processors; (c) slow transaction speed; (d) our primary focus on the development of the POS-50 technology left inadequate resources to market and promote the new wireless device to the credit card processing industry and (e) little acceptance of wireless as a viable technology. Due to these five factors, we were unable to capture broad market acceptance and realize meaningful levels of sales of the POS-50 terminal.

Starting in 1997, we attempted to reposition our business from being solely a manufacturer of wireless POS terminals to becoming a provider of transaction processing services. This realignment was sought to augment our one-time equipment sales with recurring revenue generated by the sale of wireless credit and debit card processing services to retail merchants. In doing so, we set out to offer a “one-stop” wireless solution directly to card accepting merchants. The suite of services offered included the sale of our own wireless POS terminals, including a device called the TRANZ-Enabler, which adopted Verifone’s wireline TRANZ devices to work wirelessly, the resale of the newly introduced and speedier CDPD wireless services and the establishment of credit card acceptance capabilities for merchant clients through our relationships with two credit card acquiring institutions.

Throughout 1997 and 1998, we focused our resources on selling, directly to merchants, a transaction processing “solution” consisting of a terminal, CDPD airtime purchased from major cellular providers, and transaction processing services. To accomplish this, we began marketing our products and services through a series of distribution and joint marketing agreements with the major CDPD service providers. This effort required the creation of a large, regionalized sales organization that trained and supported data sales representatives from each respective cellular carrier. GTE Wireless was the first cellular organization mobilized to sell our products and services followed by AT&T Wireless, Bell Atlantic Mobile and, ultimately, Ameritech. The sales force primarily included individuals with wireless product expertise, rather than, individuals skilled in the distribution of bank card products. In our efforts to provide a turnkey solution to card accepting merchants, we had inadvertently positioned our business in direct competition with the industry’s largest acquirers, banks and ISOs. This competitive stance resulted in disappointing sales and the perception of us by the credit card industry as a direct competitor and not a provider of value added services, thus hampering our ability to sell our services to many players in the industry.

In August 1998, faced with disappointing sales and high overhead expenses due to a recently expanded sales-oriented headcount, we recognized the apparent danger of our competitive posture and set out to re-orient ourselves as an enabler of the marketplace.

In May 1999, Dean M. Leavitt, the founder and former President of US Data Capture, a credit card processing company serving a broad spectrum of conventional card acceptors and emerging markets, was hired as our Chairman and Chief Executive Officer. Mr. Leavitt immediately began redirecting our resources in an effort to build a device agnostic platform and have it become recognized as the standard for the development, implementation and management of wireless transaction processing solutions. To accomplish this goal, we have repositioned ourself as an enabler of the merchant acquirer/ISO marketplace on a “wholesale” basis and have, for the most part, discontinued our direct marketing activities to end-user merchants. As part of this strategy, we have re-positioned our business and technology to be completely neutral with respect to POS terminal manufacturers, wireless carriers, front-end and back-end processors, and merchant acquirers. In order to facilitate this process, we have begun aligning ourself with terminal manufacturers, terminal deployment companies, front-end processors, merchant acquirers and ISOs through the execution of “Synapse Agreements.” As evidence of our neutrality strategy, we have de-emphasized our development of proprietary terminals, focusing instead on our proprietary Synapse host technology and the certification of other terminal manufacturers’ products on the Synapse platform. Furthermore, in May 1999, we entered into an agreement with Motient (formerly American Mobile) under which we added that company’s communications technology to our Synapse suite of services, thereby officially signaling the end to our CDPD-only orientation. In addition, as evidence of our neutrality with respect to merchant acquirers and ISOs, we have de-emphasized credit card acquisition activities and, in July 1999, we sold one of our two merchant portfolios. We terminated our relationship with the other portfolio during fiscal year 2001. As part of the strategy to re-orient USWD as a neutral enabler of the credit card processing marketplace, our financial model has been transformed from one that was based upon one-time product sales revenues to one that now relies heavily upon the development of recurring service revenues generated from Synapse-enabled sites.

In May 2000, the Company, in order to finance the on-going operations, finalized a three-tranche private placement with Commonwealth Associates acting as the placement agent. The private placement raised aggregate gross proceeds of $55,866,000 through the sale of an aggregate of 558.66 Units sold at $100,000 per Unit. Each Unit consists of 10,000 shares of the Company’s Series C Preferred Stock (convertible into 16,667 shares of common stock on a post split basis) and warrants to purchase common stock equal to 25% of the number of shares into which the Series C Preferred Stock is convertible.

On November 16, 2000, we acquired the assets and assumed certain liabilities of Cellgate Technologies (“Cellgate”), a Delaware limited liability company in a cash and stock transaction. With the acquisition of Cellgate and its proprietary technology, we obtained the ability to accelerate our entry into the fixed wireless market by providing wireless solutions to wired POS terminals and ATMs being used at that time throughout the United States. We have since written off all goodwill and most of the other assets relating to this acquisition.

On December 22, 2000, we acquired NXT Corporation in a stock-for-stock transaction. NXT provides data services and landline-based connectivity for credit-card transaction processing. As previously disclosed, effective as of the close of business on August 31, 2002, we sold substantially all of the operating assets and operating obligations associated with NXT to Paymentech for $5 million.

In December 2001, we announced a joint effort with Pepsi designed to (a) enable their soft drink vending machines to accept credit cards, and (b) connect their vending machines to an “always-on” wireless network, allowing bottlers and licensees to gain real-time information about machine inventory and cash and credit card transactions, as well as the machine’s operational status.

RESEARCH AND DEVELOPMENT AND NETWORK OPERATIONS CENTERS

Our recent development efforts have been directed almost exclusively toward Synapse services and products. Our team of talented engineers and programmers are responsible for developing software, hardware, new applications and interface technology that allows our platforms to communicate with the various front-end card processors or other entities. Research and development costs approximated $520,000 and $1,102,000 during the years ended June 30, 2003 and 2002, respectively.

The network operating centers serve as our hub for communications between the parties to a transaction, including, for example, communications between wireless terminals and credit card authorization processors. Included in our primary network operating center are our customer care specialists. We train our customer care specialists to support our clients with the operation of our services and provide support seven days a week, twenty four hours a day.

PATENTS AND TRADEMARKS

We have applied for U.S. and international patent protection on various features of the Synapse technology. Specifically, we now have three (3) pending U.S. patent applications and six (6) pending foreign applications on the various processes and systems (and components thereof) of the Synapse Technology, including the proprietary Internet-based interface and the transaction message formatting and communication protocol software that performs various functions related to Synapse. In addition to our patent protection, our software is also protected under copyright law. We may, from time to time, pursue additional intellectual property protection on other hardware, software and/or processes we develop where applicable.

We also have U.S. service mark registrations for the services we provide under the titles: "CardMeter", "E-Processing for the new millennium" and "Making Wireless Easy".

Currently, we own U.S. design patent no. 408812 on the TRANZ Enabler housing (issued in April 1999), although we no longer build or sell this product. In addition, an Intellectual Property License Agreement with AT&T Wireless grants us a non-exclusive worldwide license to certain proprietary technology of AT&T Wireless for use in the provision of wireless data financial transactions using AT&T Wireless’s service. The technology is currently utilized with the Company’s Synapse Adapter, which was acquired in the acquisition of Cellgate. The term of the agreement was extended to the fifth anniversary of the closing date of the Company’s acquisition of Cellgate. Subject to the terms of this agreement, AT&T Wireless cannot license the patents to a third party, except for certain instances, provided the Company maintains certain minimum quantities of deployed units at certain anniversary dates, or, at the Company’s election, pays a fee for any shortfall. The value of this agreement, however, has been greatly impacted by AT&T Wireless’s announcement of no longer accepting CDPD-based activations beginning April 1, 2003, and the projected termination of their CDPD-based service in June 2004.

The markets in which we compete are characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. There can be no assurance that our patents and other proprietary rights will not be challenged, invalidated or circumvented, that others will not assert intellectual property rights to technologies that are relevant to us, or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. The risks associated with patents and intellectual property are more fully discussed in the section of this report entitled “Risk Factors”.

GOVERNMENT REGULATION

We are not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. To the extent that we produce products (equipment), we will be subject to FCC regulations for radio transmissions and would seek certification from Underwriters Laboratories Inc., an independent not-for profit product safety and certification organization. The wireless network carriers with whom we contract with to provide airtime, our providers of other telecommunications services, and some of our hardware and device suppliers are subject to regulation by the Federal Communications Commission. Changes in FCC regulations could affect the availability of wireless coverage or other services these carriers are willing or able to sell to us. We could also be adversely affected by developments in regulations that govern or may in the future govern the Internet, the allocation of radio frequencies, or the placement of cellular towers. Also, changes in these regulations could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of costs of litigation or increased service delivery cost or could in some other manner have a material adverse effect on our business, financial condition, or results of operations.

IMPACT OF ENVIRONMENTAL LAWS

We do not believe that we are substantially affected by environmental laws and do not expect any material impact as a result of such laws.

INSURANCE

We believe that we maintain the type and amount of insurance customary in our industry, including coverage for general liability, product liability, property and casualty, business interruption, and workers’ compensation. Although there can be no assurance that our property damage insurance will adequately compensate us for losses that we may incur, we consider our insurance coverage to be adequate both as to risks and amounts.

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES:

We currently (or during the periods discussed herein) lease office and operating space at the following locations:

Location	Business Use	Square Footage
New York, New York	Corporate Headquarters and Sales and Marketing Offices, Backup Network Center	11,700

Palmer Lake, Colorado	Research and Development and Primary Network Operations Center and Engineering Facility	6,100

Bethesda, Maryland	Subleased to an unaffiliated third party. This space was formerly used as the NXT Gateway Services and Network Operations Center. This space was eliminated effective August 2003.	18,500

The New York and Colorado leases expire in May 2010 and October 2005, respectively. In August 2003, we eliminated the Bethesda lease and associated sublease through a lease termination agreement with the landlord. The lease termination agreement required us to make a $625,000 cash payment to the landlord in order to be released from our obligation under the lease.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to legal proceedings arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended June 30, 2003.

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

Fiscal 2003	High	Low
Fourth quarter	$ 0.32	$ 0.12
Third quarter	0.94	0.15
Second quarter	1.42	0.35
First quarter	1.40	0.28
Fiscal 2002	High	Low
Fourth quarter	$ 2.59	$ 0.71
Third quarter	5.46	2.36
Second quarter	4.80	0.60
First quarter	1.33	0.52

There is no public trading market for our Series C Preferred Stock or any of our securities other than the common stock.

(b) Holders.

As of October 10, 2003, there were 251 holders of record of the Common Stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options, warrants and rights, and shares reserved for future issuance under our existing equity compensation plans as of June 30, 2003. Our stockholder approved equity compensation plans consist of the 2002 Stock Option Plan, the 2000 Stock Option Plan and the 1992 Stock Option Plan.  We have a number of options and warrants which were granted pursuant to equity compensation plans not approved by security holders and such securities are aggregated in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of June 30, 2003	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance as of June 30, 2003 (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans	3,202,611	$ 3.13	3,500,000
approved by security
holders

Equity compensation plans	6,325,879	$ 4.85	--
not approved by security
holders

Total	9,528,490	$ 4.27	3,500,000

We had authorized the issuance of equity securities under the compensation plans listed below without the approval of security holders:

On September 12, 1998, we issued a 2,083 share common stock purchase warrant to entrénet Group, LLC, exercisable at $9.60 per share. The warrant was fully vested and expired September 3, 2003.

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

On March 29, 2000, we issued each of the four new members of the Board a nonqualified stock option for 62,500 shares of our common stock. The options are exercisable at $6.00 per share, vest one third per yearly anniversary date following grant date and expire on the earlier of ten years from the grant date or one year after cessation of the optionee’s relationship with the Company. Due to Michael Falk’s resignation from the Board on March 7, 2002, and Edwin Cooperman’s resignation from the Board on January 13, 2003, option shares aggregating 125,000 shares remain outstanding.

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

On June 30, 2000, we issued a 25,000 share common stock purchase warrant to a consultant for consulting services, exercisable at $9.875 per share. The warrant is fully vested and expires June 30, 2005.

On July 16, 2002, we issued a 50,000 share common stock purchase option to an investment bank for investment-banking services, exercisable at $0.66 per share. The option is fully vested and expires July 16, 2007. On October 1, 2002, we issued a 100,000 share common stock purchase option to American Express in connection with our sale of NXT, exercisable at $0.40 per share. The option is fully vested and expires October 1, 2007.

On October 24, 2002, we issued a 164,000 share common stock purchase option to our counsel as a reduction of $80,000 of outstanding legal fees for services performed, exercisable at $0.66 per share. The option is fully vested and expires October 24, 2007.

On October 24, 2002, we issued common stock purchase options aggregating 884,886 shares (865,046 remained outstanding as of June 30, 2003) to employees to offset a reduction of approximately $442,000 in salaries for the twelve-month period beginning November 1, 2002, exercisable at $0.66 per share. The options vested one twelfth per month and expire on October 24, 2012.

(e) Recent Sales of Unregistered Securities.

During fiscal 2003, there were no sales of our securities which were not registered under the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

OVERVIEW

U.S. Wireless Data, Inc. (“USWD” or the “Company”) provides wireless transaction delivery and gateway services to the payment processing industry. Our customers include credit card processors, merchant acquirers, banks, automatic teller machine (“ATM”) distributors and their respective sales organizations, as well as certain businesses seeking new solutions to make it easier for their customers to buy their products or services. We offer these entities turnkey wireless and other transaction management services. We also provide our clients with proprietary wireless enabling products designed to allow card acceptance where such acceptance has heretofore been too expensive or technologically unfeasible or to displace conventional telephone lines for increased speed, cost reduction or convenience. These services and products may be utilized by conventional card accepting retailers as well as emerging card accepting market segments such as vending machines, quickservice (fast-food) and quick casual restaurants, taxis and limousines, in-home service providers, door-to-door sales, contractors, delivery services, sporting events, and outdoor markets. Our services and products may also be used for gathering telemetric information such as mission critical operational data on a real-time basis from remote equipment such as vending machines.

During May 2002, we developed a formal plan to sell our wholly owned subsidiary, NXT Corporation (“NXT”). Effective as of the close of business on August 31, 2002, we sold, for $5 million in cash, substantially all of the operating assets associated with NXT to Paymentech, L.P. (“Paymentech”). NXT provides data services and landline-based connectivity for credit-card transaction processing. In accordance with accounting principles generally accepted in the United States of America, we classified NXT as a discontinued operation and have eliminated NXT from the discussion that follows except where indicated.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2003 AND 2002

KEY METRICS

We utilize several basic performance metrics to measure the progress of our operations. Some of the metrics we rely upon include: (1) the number of active sites that can process transactions through our hosts; (2) the gross number of active sites that are added to our system; (3) the number of transactions processed through our hosts; (4) the number of units of USWD products sold; and (5) EBITDA — Earnings before interest, taxes, depreciation and amortization.

Active Sites

Active sites have grown to approximately 30,500 as of June 30, 2003, an increase of 15,900 or 109% from the same date of the prior year, following the conversion in April 2003 of approximately 7,400 wireless sites, for a major processor using Cingular’s Mobitex network, to our Synapse service on the same wireless network. This conversion is expected to increase future activations and transactions due to the fact that new wireless activations for this customer will be made through our Synapse service.

Gross Activations

Gross activations for the year ended June 30, 2003, were 23,200 compared to 12,100 for the prior fiscal year, an increase of 11,100 or 92%. Excluding the conversion discussed above, activations increased by 3,700 or 31%.

Transactions

Transactions processed for the year ended June 30, 2003, were approximately 7,321,000, an increase of 2,141,000 or 41% from the prior fiscal year. This increase was primarily due to the growth in active sites. Transaction volume is expected to increase in the next fiscal year due to expected continued growth in active sites and the inclusion of a full year of transactions from the units converted in April 2003.

Product Sales in Units

Product sales in units for the year ended June 30, 2003, were 395, a decrease of 1,250 units or 76% from the prior fiscal year. The decrease was attributed to the lack of sales for the Synapse Adapter. Our Synapse Adapter generally provides for the conversion of certain conventional dial-up point-of-sale (“POS”) terminals and dial-up ATMs to high speed, low cost wirelessly enabled devices. Product sales in units also reflect sales of our Synapse Enabler. Our Synapse Enabler was developed to enable POS terminals or non-wireless devices to accept credit cards wirelessly, including vending machines, taximeters, and other integrated devices. Sales of the Synapse Enabler increased by 98 units to 335 units for the year ended June 30, 2003 as compared to the prior fiscal year. Product sales are expected to gradually increase as we move to the commercialization of our (i) Synapse Enabler for Vending through PepsiCo, Inc., its bottlers and licensees, (ii) Synapse Enabler for POS, and (iii) introduction of the Creditel PowerSwipe product and related service into the payments processing industry.

EBITDA

EBITDA is included in a later discussion below.

REVENUE

We derive revenue primarily from two sources: service revenues and product sales. Service revenues consist of: (a) one-time, non-refundable service activation fees; (b) monthly minimum subscription fees for the availability of service; (c) fees for transactions delivered on wireless or other methods through our hosts; and (d) other fees, including administration and other fees for certain wireless services, certain charges for telecommunications connections between us and a party, and installation fees and expenses. Service revenues are generated from our Synapse Service. Product sales are primarily derived from the sale of our proprietary Synapse Enabler and Synapse Adapter products.

Total Revenues

Total revenues were $3,725,000 for the year ended June 30, 2003, as compared to $2,521,000 for the prior fiscal year. This improvement from the prior fiscal year represents a $1,204,000 or 48% increase. The increase is primarily attributed to the higher recurring service revenues from the growth in the number of active sites. This increase was partially offset by the decrease in product sales for the year. Revenues are discussed in more detail below.

The following table sets forth, for the periods indicated, certain financial data as percentages of our total revenues:

	For the year ended June 30,
	2003	2002
Revenues
Activation fees	7%	12%
Monthly fees	71%	58%
Transaction fees	7%	6%
Other fees	6%	1%

Total service revenues	91%	77%
Product sales	9%	23%

Total revenues	100%	100%

Service Revenues

Revenue from services for the year ended June 30, 2003 increased to $3,404,000 from $1,951,000 for the prior fiscal year, a $1,453,000 or 75% increase.

Activation Fees. Revenue from activation fees, which represents the amortization of fees generated from activations of new sites added through our proprietary Synapse service, was $280,000 for the year ended June 30, 2003, a $33,000 or 11% decrease as compared to the prior fiscal year. The amortization of revenue from activation fees for fiscal 2003 as compared to the prior fiscal year were reduced by an increase in the amortization period resulting from an increase of our estimate of the expected life of an activation from six months to one year. The number of gross activations by client and the applicable rate charged to each client also affects aggregate activation fees. We did not earn activation fees from the units converted in April 2003 since the activation fees were waived as an inducement for the conversion.

Monthly Fees. Revenue from recurring monthly fees, which is generated from the number of active sites that can process transactions through our Synapse service, was $2,650,000 for the year ended June 30, 2003, a $1,188,000 or 81% increase as compared to the prior fiscal year. The increase is a direct result of the increase in the number of active sites. The number of active sites by client and the applicable rate charged to each client also affects aggregate monthly fees.

Transaction Fees. Revenue from transaction fees for the year ended June 30, 2003, was $252,000, compared to $154,000 during the prior fiscal year, a $98,000 or 64% increase. The increase is a direct result of the increase in the volume of transactions due primarily to the growth in the number of active sites. The number of active sites by client and the applicable rate charged to each client also affects aggregate transaction fees.

Other Fees. Revenue from other fees for the year ended June 30, 2003 was $222,000, compared to $22,000 during the prior fiscal year, a $200,000 increase. The increase is a result of certain administrative and other charges to certain clients.

Product Sales

Product sales are primarily derived from the sale of our proprietary wireless devices, the Synapse Enabler and the Synapse Adapter. Revenue from product sales decreased for the year ended June 30, 2003 to $321,000 from $570,000 during the prior fiscal year, a $249,000 or 44% decrease. Product sales for the year ended June 30, 2003 included approximately $103,000 for the sale of certain third party products purchased on behalf of a client and other one-time product sales (product sales in units included in key metrics above exclude these items). The decrease was attributed to the substantial decrease of sales of the Synapse Adapter, partially offset by sales of the Synapse Enabler and other products. See Gross Profit below for a further discussion regarding the Synapse Adapter and products purchased on behalf of a client.

GROSS PROFIT

Gross profit consists of revenues, net of direct costs of sales. Costs of revenues consist primarily of the cost for the initial setup and ongoing communications costs associated with terminals connected through Synapse, costs of production of products such as the Synapse Adapter and Synapse Enablers, and certain carrier and other costs. Total gross profit for the year ended June 30, 2003 was $1,033,000, compared to a loss of $2,253,000 for the prior fiscal year, a $3,286,000 increase. This increase in total gross profit was primarily due to the decrease in the write-down of inventory of Synapse Adapters and other CDPD-based inventory. For the years ended June 30, 2003 and 2002, gross profit was reduced by write-downs of inventory of $579,000 and $3,481,000. Without the write-downs of inventory, the improvement in total gross profit was primarily attributed to the growth of active sites for Synapse services. The increase was partially offset by the decrease in gross profit from product sales. Gross profit from services for the year ended June 30, 2003 was $1,600,000, compared to $1,127,000 for the prior fiscal year, a $473,000 or 42% increase. The improvement in gross profit from services was discussed earlier in this section. Product sales of the Synapse Adapter trailed off substantially in fiscal 2003, and we no longer sell this product since it is based on the CDPD wireless medium, which the existing wireless carriers will ultimately migrate away from as they move to next generation technologies. In fiscal 2002, we recorded a charge of $3,481,000 to write-down the inventory of Synapse Adapters to the value of the number of units the Company expected to realize over the remaining expected life of this product. As of April 1, 2003, AT&T Wireless will no longer activate new accounts on CDPD, and they intend to completely shutdown their CDPD network in June 2004. Verizon Wireless intends to shutdown their CDPD network in December 2005. As a result, at December 31, 2002, we recorded a charge of $333,000 to completely write-off our inventory of Synapse Adapters and other CDPD-based inventory. At June 30, 2003, we took a charge of $246,000 to write-down certain other inventory.

Gross profit from product sales for the year ended June 30, 2003 was negative $567,000, compared to negative $3,380,000 for the prior fiscal year, a $2,813,000 or 83% improvement. A significant portion of the negative gross profit from product sales is due to the write-downs of inventory. Without the inventory write-downs, the decrease was attributed to the lack of sales of the Synapse Adapter, partially offset by sales of Synapse Enabler products. In addition, product sales for fiscal 2003 included approximately $103,000 for the sale of certain third party products purchased on behalf of a client and sold at cost to such client.

GROSS MARGIN

The following table sets forth, for the periods indicated, certain financial data as percentages of our total revenue:

	For the year ended June 30,
	2003		2002
Gross margin
Services	47.0%		57.8%
Product sales	(176	.6)%	(593	.0)%
Total gross margin	27.7%		(89	.4)%

Total gross margin (gross profit as a percentage of total revenues) for the year ended June 30, 2003 increased to 27.7% from (89.4)%. This increase was attributed to the reduction in the write-down of inventory as well as by the greater percentage of total revenue attributable to monthly fees due to the growth in active sites. Excluding the write-downs of inventory, the decrease in gross margin was primarily attributed to changes in certain customer pricing plans that led to lower service margins, and lower margin product revenues. In addition, product sales for fiscal 2003 included the sale of certain third party products purchased on behalf of a client and sold at cost to such client.

Gross margin from services was 47.0% for the year ended June 30, 2003 compared to 57.8% for the prior fiscal year. This reduction was primarily attributed to the mix of rates charged to our clients, including a reduction in rates for certain clients, and the associated number of active sites for each client.

Gross margin from product sales was (176.6)% for the year ended June 30, 2003, compared to (593.0)% for the prior fiscal year. Excluding the inventory write-downs, the decrease was primarily attributed to the substantial reduction of sales of the Synapse Adapter and the increased sales of Synapse Enabler products. Certain initial deployments of Synapse Enabler products were sold at reduced margins. In addition, product sales for fiscal 2003 included the sale of certain third party products purchased on behalf of a client and sold at cost to such client.

OPERATING EXPENSES

Total operating expenses for the year ended June 30, 2003 decreased to $10,245,000 from $21,392,000, a decrease of $11,147,000 or 52% compared to the prior fiscal year. The decrease was due to cost reduction efforts and efficiency gains, including reductions in staff; a reduction in impairment charges against intangible assets relating to our acquisition of Cellgate Technologies LLC (“Cellgate”); and a reduction in the amortization expense recorded in relation to goodwill and intangible assets. In November 2002, we instituted an additional cost reduction plan, which was primarily comprised of salary and headcount reductions. These cost savings are partially reflected in the decrease in operating expenses for the year ended June 30, 2003.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of salaries and benefits for sales, general and administrative personnel, advertising and promotion expenses, professional fees, occupancy and general office expenses, travel expenses, other general corporate purposes, and non-cash compensation of directors. Selling, general, and administrative expenses excluding non-cash compensation of directors, were $7,488,000 for the year ended June 30, 2003 compared to $9,932,000 for the prior fiscal year, a $2,444,000 or 25% decrease. The decrease is primarily attributed to the reduction of staff, the reduction in compensation of staff and our continued cost reduction efforts.

The amortization of non-cash compensation of directors of $469,000 for the year ended June 30, 2003 decreased by $606,000 or 56% from the prior fiscal year. The decrease was primarily related to the completion of the non-cash compensation amortization, and the reversal of a portion of the previous amortization, related to the resignation of a director in January 2003 who had received options in March 2000.

Selling, general, and administrative expenses including non-cash compensation of directors, were $7,957,000 for the year ended June 30, 2003 compared to $11,007,000 for the prior fiscal year, a $3,050,000 or 28% decrease.

Research and Development Expenses

Research and development expenses consist primarily of engineering personnel costs for research, design and development of the proprietary technology we use to integrate and develop our products and services. Research and development expenses decreased to $520,000 for the year ended June 30, 2003 compared to $1,102,000 for the prior fiscal year, a $582,000, or 53% decrease. The decrease is primarily attributed to the reduction of staff, the reduction in compensation of staff and our continued cost reduction efforts.

Depreciation and Amortization

Depreciation and amortization for the year ended June 30, 2003 was $1,063,000, compared to $3,671,000 for the prior fiscal year, a $2,608,000 or 71% decrease. The improvement in depreciation and amortization is discussed below in this section.

Amortization of intangibles includes amortization of goodwill and intellectual property, including core technology, customer relationships, and contract rights. Amortization of intangibles were $178,000 for the year ended June 30, 2003, compared with amortization of goodwill and intangibles of $2,889,000 for the prior fiscal year, a $2,711,000 or 94% decrease. For the year ended June 30, 2002, a significant part of the amortization included amortization relating to goodwill and intangibles generated by the acquisitions of NXT and Cellgate. As a result of the sale of NXT and an impairment charge of $5,701,000 at June 30, 2002 and another charge of $836,000 in fiscal 2003 against goodwill and intangibles related to our acquisition of Cellgate, remaining intangible assets of $45,000 at June 30, 2003 are being amortized over a six-month remaining life.

Depreciation and amortization of fixed assets, leasehold improvements and capitalized software were $885,000 for the year ended June 30, 2003, compared with $782,000 for the prior fiscal year, a $103,000 or 13% increase. We anticipate a decrease in depreciation and amortization of fixed assets, leasehold improvements, and capitalized software as we expect minimal outlays for capital expenditures over the next year.

Restructuring

During the fourth quarter of fiscal year 2001, we recorded a restructuring charge of $2.4 million related to the consolidation and relocation of our former Bethesda, Maryland network operations center with its research, development and operations center, located in Palmer Lake, Colorado.

As part of the consolidation of our technical and network operations and the closure of our Bethesda facility, a restructuring charge of $625,000 was recorded in the first quarter of the year ended June 30, 2002 related to the termination of thirty-seven employees. The charge represents the cost of involuntary severance and related benefits for technical, operations, engineering, and administrative employees located in the Bethesda and Palmer Lake facilities.

During the fourth quarter of the year ended June 30, 2002, as a result of completing a sublease arrangement, we re-evaluated the balance of the restructuring accrual and adjusted our estimates of sublease income and related costs. As a result, we reduced the restructuring accrual by $714,000.

In June 2003, we revised our restructuring accrual related to a settlement of a lease obligation. Accordingly, the restructuring accrual was adjusted by approximately $131,000 to reflect the actual amount that will be paid in fiscal 2004.

The following is an analysis of the changes in the restructuring accrual:

Balance at June 30, 2001	$ 2,400,000
Charges against accrual (Bethesda rent
payments, severance and benefit payments)	(1,362,000)
Additions to accrual (severance and benefits accrual)	625,000
Change in estimate (based on sublease)	(714,000)

Balance at June 30, 2002	949,000
Charges against accrual	(258,000)
Change in estimate (for lease termination)	(131,000)

Balance at June 30, 2003	$ 560,000

The balance of the restructuring accrual was paid in August 2003.

Impairment of Intangible Assets

As discussed in the “Gross Profit” discussion above, product sales of the Synapse Adapter trailed off substantially in the latter half of fiscal 2002. In the fourth quarter of the year ended June 30, 2002, we recorded an impairment charge of $5.7 million for goodwill and other intangibles to write-down the value of the acquired assets of Cellgate to management’s estimate of fair value. As discussed earlier, the remaining useful life of CDPD-based products was believed to be limited. As a result, in fiscal 2003 we recorded an additional impairment charge of $836,000. The remaining value of intangibles of $45,000 as of June 30, 2003 will be amortized over their estimated remaining life of six months.

OTHER

Interest income for the year ended June 30, 2003 was $42,000, compared to $274,000 for the prior fiscal year, a $232,000 or 85% decrease. Interest income decreased due to lower cash balances invested corresponding with the utilization of cash to fund our business, and the decline in interest rates over the period.

Interest expense for the year ended June 30, 2003 was $133,000, compared to $587,000 for the prior fiscal year, a $454,000 or 77% decrease. The decrease in interest expense was primarily related to the reduced principal balance of a capital lease for Synapse Adapters assumed with the acquisition of Cellgate.

Other income (expense), net for the year ended June 30, 2003 was income of $303,000, compared to an expense of $48,000 for the prior fiscal year. Other income (expense), net consists primarily of: (a) rental income for sublet facilities of $112,000 for the year ended June 30, 2003 compared to $64,000 for the prior fiscal year, a $48,000 increase due to the sublet of a portion of our current offices in New York; (b) income relating to a transition services agreement that was executed in connection with the sale of NXT of $220,000 for the year ended June 30, 2003 and $0 for the same period in the prior fiscal year; and (c) tax expense for the year ended June 30, 2003 of $34,000 compared to $135,000 for the prior fiscal year.

LOSS FROM CONTINUING OPERATIONS

Loss from continuing operations of $9,000,000 for the year ended June 30, 2003 decreased $15,006,000 or 63% from the prior fiscal year. The decrease in loss was primarily attributed to the increase in service revenue from the growth of active sites, the realization of the cost reduction efforts and efficiency gains, the reduction in the amortization expense recorded in relation to goodwill and intangible assets, and the reduction in write-downs of inventory and impairments of intangible assets.

DISCONTINUED OPERATIONS

Income from discontinued operations represents the net results of our wholly owned subsidiary, UNS Corporation (formerly, NXT). During May 2002, we developed a formal plan to sell NXT. As previously disclosed, effective as of the close of business on August 31, 2002, we sold substantially all of the operating assets associated with NXT. NXT provides data services and landline-based connectivity for credit-card transaction processing. For the year ended June 30, 2003, operations resulted in income of $362,000 as compared to $321,000 for the prior fiscal year. The increase in net results was due primarily to growth in the number of transactions processed, reductions in telecommunications costs from third parties, the successful implementation of our integration and consolidation plan of the acquisition of NXT in November 2000 and other cost reduction efforts. For the year ended June 30, 2003, gain on sale of discontinued operations of $58,000 represents the reversal of an accrued vendor obligation that was waived as a result of the sale of NXT, partially offset by additional transaction costs associated with the sale. For the year ended June 30, 2002, loss on sale of discontinued operations of $1,867,000 represents the difference between gross proceeds received of $5,000,000 cash from the sale of substantially all of the operating assets and operating obligations associated with NXT, less estimated transaction costs of $872,000, and the net carrying value of assets and liabilities sold of $5,995,000.

NET LOSS

For the year ended June 30, 2003, net loss totaled $8.58 million or $0.52 per share as compared to a net loss of $25.55 million or $1.92 per share for the prior fiscal year.

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

The EBITDA loss for the year ended June 30, 2003 was $7.4 million as compared to the prior fiscal year of $21.4 million. This improvement in EBITDA loss of $14.0 million or approximately 66% is primarily attributed to the increase in revenues and a reduction of cost of revenues and operating expenses as discussed in prior sections.

The following table sets forth, for the periods indicated, the reconciliation of net loss to EBITDA:

	For the year ended June 30,
	2003	2002
Net loss	$(8,580,000)	$(25,552,000)
Subtract interest income	(42,000)	(274,000)
Add interest expense	133,000	587,000
Add taxes included in other income
(expense), net	34,000	135,000
Depreciation and amortization	1,063,000	3,671,000

EBITDA loss	$(7,392,000)	$(21,433,000)

LIQUIDITY AND CAPITAL RESOURCES

We need additional capital in the immediate future in order to continue operations. Since our inception we have incurred significant losses and negative cash flow from operations. As of June 30, 2003, we had an accumulated deficit of approximately $143 million. At June 30, 2003 our principal source of liquidity was approximately $602,000 in cash and cash equivalents. Based on our current estimates of revenue levels, operating costs and other cash inflows and outlays, and taking into account the remaining proceeds available to us from the bridge facility discussed below, we will not have cash balances adequate for us to continue operations beyond December 2003 without a sufficient capital infusion by such time. Our concerns about capital may lead us to take additional steps to cut costs and, depending on whether we are successful in our efforts to raise additional capital, may require us to eliminate or curtail certain of our projects and take additional steps to conserve cash that may adversely affect our operations.

In August 2003, we signed term sheets with Brascan Financial Corporation (“Brascan”), a subsidiary of Toronto, Canada-based Brascan Corporation, to arrange for the purchase of $12.5 million of a newly issued Series D Preferred Stock representing at least 60% of our equity. The term sheets contemplate that we enter into a strategic alliance with MIST Inc., Brascan’s subsidiary, and a provider of card issuance and payment processing products and gateway services to banks, non-bank card issuers and the payment processing industry. The term sheets contemplate that Brascan would provide a bridge loan to allow us to continue operations while negotiating a definitive Series D Preferred Stock purchase agreement and to satisfy the anticipated closing conditions. In addition, the term sheets contain provisions with respect to break-up fees, non-solicitation and other miscellaneous matters.

On September 16, 2003, we entered into a Term Loan and Security Agreement (the “Bridge Loan”) with Brascan, pursuant to which Brascan agreed to lend us up to $2.75 million, at an interest rate of 7.5% per annum payable monthly, with cash payments commencing March 28, 2004. The loan is secured by a general security interest in all of our assets and is due March 16, 2005. A portion of the funds was used to repay a demand loan in the principal amount of $300,000 previously made to us on August 28, 2003, which was necessary in order to enable us to continue operations. The remaining portion of the loan will provide us with the working capital necessary to continue operations until December 2003. As of October 13, 2003, we have drawn down approximately $1.24 million against the $2.75 million Bridge Loan commitment. The Bridge Loan contains various covenants which include, among others, (i) a material adverse change clause, (ii) a minimum monthly revenue requirement of approximately $380,000, and (iii) a minimum net worth requirement of not less than negative $2 million. As of October 13, 2003, the Company was in compliance with these covenants. We are currently in technical default under the Bridge Loan with respect to two post-closing covenants (relating to receiving a landlord waiver for our New York facility and completing the actions necessary to subject certain of our funds to a “blocked account” arrangement) that we are still in the process of satisfying. However, we have received informal assurances from Brascan that it will provide additional time to satisfy such covenants and will not pursue any actions with respect to a default at this time.

In connection with this financing, Brascan received a warrant for 10 million shares of common stock exercisable at $.15 per share. The warrant is exercisable only if the Series D financing is not consummated by December 31, 2003 or if we were to be acquired or were to sell substantially all of our assets. If the warrant becomes exercisable, it will expire on September 16, 2008. Brascan will have certain demand and piggyback registration rights as to the shares of common stock underlying the warrant. The warrant was issued pursuant to certain exceptions contained in the full ratchet anti-dilution provisions of the Series C Convertible Preferred Stock and Series C Warrants and therefore, we believe the issuance of the warrant will not trigger such anti-dilution provisions.

The equity financing contemplated by the term sheets would involve the issuance to Brascan or its affiliates shares of a newly issued Series D convertible preferred stock for $12.5 million. The proceeds from the contemplated financing will be used to repay the $2,750,000 bridge loan and for general working capital purposes. It is anticipated that the Series D preferred stock will be convertible at any time, at Brascan’s option, into at least 60% of the shares of our common stock, on a fully diluted basis. If the contemplated financing is successfully completed, Brascan or its designee will become our majority stockholder. It is anticipated that the terms and provisions of the contemplated financing, if successful, will have a substantial dilutive effect on the ownership interests of our existing stockholders.

There can be no assurances that the contemplated financing will be completed on the terms contemplated by the term sheets or at all. The contemplated financing is subject to a number of conditions, including, but not limited to, the execution of definitive financing documentation and the successful completion of a reorganization of our capital structure, which will include the restructuring of our currently issued and outstanding Series C Convertible Preferred Stock and Series C Warrants.

These conditions raise substantial doubt about our ability to continue as a going concern and if we are unable to obtain additional capital as needed, we will be required to cease operations altogether. The consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern.

On May 14, 2003, we entered into an agreement (the “Factoring Agreement”) with a finance company to sell a portion of our trade receivables on a regular monthly basis. Under the terms of the Factoring Agreement, we receive 70% of the face amount of approved invoices. Receivables may be sold in lots of not less than $10,000. We receive the remaining 30% of a lot sold, net of fees and expenses, upon the finance company’s receipt of payment of the entire lot. The Factoring Agreement requires that we sell not less than $450,000 per quarter until the expiration of the agreement in May 2005.

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

In April 2003, Paymentech began to accelerate its purchase of services from us. Such purchases will be reflected in significant increases in our service and product sales revenues in comparison with prior periods, but will have no immediate cash benefit. Paymentech will offset the amounts due us with the credit balances that it has built up by making the payments referred to above. Therefore, Paymentech’s purchases will have a negative impact on our cash balance until the accumulated credit balances have been fully realized.

Nevertheless, we anticipate our negative cash flow will continue to improve on a quarterly basis. A large percentage of our operating expenses are fixed and we expect to continue increasing our revenues without incurring significant increases in operating expenses. We are also exploring ways of conserving cash and improving our cash flow through growth in the number of active sites and various product sales, including revenues from services and products for vending, and continued reduction of cash expenses.

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

Cash Flows

For the year ended June 30, 2003, cash decreased by $2,260,000 to $602,000. For the year ended June 30, 2002, cash decreased by $15,343,000 to $2,862,000.

Net cash used in operating activities was $5,565,000 during the year ended June 30, 2003. This primarily consisted of net operating losses and decreases in accounts payable, partially offset by non-cash charges for depreciation and amortization, non-cash compensation for directors and consulting, the losses related to an inventory write-down and impairment of intangible assets, and a decrease in accounts receivable.

Net cash used in operating activities was $11,461,000 during the year ended June 30, 2002. This primarily consisted of net operating losses and decreases in accounts payable, accrued liabilities, and charges against the restructuring accrual, partially offset by non-cash charges for depreciation and amortization, loss on sale of discontinued operations, non-cash compensation, impairment of goodwill and intangibles, and the write-down of inventory.

Net cash provided by investing activities was $3,808,000 for the year ended June 30, 2003. This was primarily comprised of the net proceeds from the sale of NXT, partially offset by payments related to the acquisition of NXT. Net cash used in investing activities was $3,493,000 for the year ended June 30, 2002. This was primarily comprised of acquisition costs, purchases of equipment and an increase in restricted cash.

Net cash used in financing activities for the year ended June 30, 2003 of $503,000 was comprised of the payments for capital leases. Net cash used in financing activities was $389,000 for the year ended June 30, 2002. This was primarily comprised of payment of obligations for capital leases, partially offset by proceeds from the exercise of stock warrants.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (“SEC”) has requested that all registrants discuss their three to five most “critical accounting policies” in Management’s Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

Intangibles and Long-Lived Assets

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

Identifiable intangible net assets consist of completed technology, trademarks, and acquired customers. With the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 144, we evaluate whether there has been an impairment in any of our long-lived assets on an annual basis or if certain circumstances indicate that a possible impairment may exist. An impairment in value exists when the carrying value of a long-lived asset exceeds its undiscounted cash flow. If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard on July 1, 2002. As a result of the write-off of all goodwill during the year ended June 30, 2002, the adoption of SFAS No. 142 did not have an impact on the Company in the first quarter of fiscal 2003. The remaining intangibles at June 30, 2003 are subject to the impairment provisions of SFAS No. 144. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to the fiscal year ended 2003 in the Company’s consolidated statement of operations do not reflect the effect of SFAS No. 142. Had the Company been accounting for goodwill under SFAS No. 142 for fiscal year ended June 30, 2002, the Company’s net loss and net loss per share would have been as follows:

	Year ended June 30,
	2003	2002
Net loss, as reported	$ (8,580,000)	$ (25,552,000)
Add back amortization of goodwill	--	409,000

Pro forma adjusted net loss	$ (8,580,000)	$ (25,143,000)

Net loss per share
As reported	$ (0.52)	$ (1.92)
Add back amortization of goodwill	--	0.03

Pro forma	$ (0.52)	$ (1.89)

Inventory Valuation

Inventory is stated at the lower of cost or market, cost being determined by the first-in, first-out method. In the second half of the fiscal year ended June 30, 2002, product sales of the Synapse Adapter trailed off substantially as the Company found it challenging to get clients to commit to purchases. The Company instituted alternative strategies to improve sales, which have been unsuccessful in moving any significant volume of units. This product is based on the CDPD wireless medium, which has certain coverage issues in various markets and which the existing wireless carriers will ultimately migrate away from as they move to next generation mediums. In the fourth quarter of the fiscal year ended June 30, 2002, the Company recorded a charge of $3,481,000 to write-down the inventory of Synapse Adapters to the value of the number of units the Company expected to sell over the remaining expected life of this product.

As of April 1, 2003, AT&T Wireless is no longer activating new units on their CDPD network and they stated that they intend to completely shutdown their CDPD network in June 2004. Verizon Wireless has stated that they intend to completely shutdown their CDPD network in December 2005. As a result, in the quarter ended December 31, 2002, we recorded a charge of $333,000 to completely write-down the remaining inventory of Synapse Adapters and other CDPD-based inventory. In addition, we took a charge of $246,000 to write-down certain other inventory that management believed would not be recoverable from projected operations.

Revenue Recognition

We adopted the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. In addition, we follow the guidance contained in Emerging Issues Task Force position No. 00-21 with respect to sales arrangements with multiple deliverables.

We derive revenue primarily from two sources: service revenues and product (equipment) sales.

Revenue is recognized when earned. More specifically, revenue related to providing services and sales of our products are as follows:

Services. Service fees consist of: (a) one-time, non-refundable service activation fees; (b) monthly minimum subscription fees for the availability of service; (c) fees for transactions delivered on wireless or other methods through our hosts; and (d) other fees, including administration and other fees for certain wireless services, certain charges for telecommunications connections between us and a party, and installation fees and expenses. Service fees are generated from our Synapse Service. Service activation fees are recognized ratably over the estimated average life of a customer contract. All other service revenues are recognized as services are provided.

Product sales. Product sales (i.e., sales of equipment) are primarily derived from the sale of our proprietary Synapse Adapter and Synapse Enabler products. Revenues from product sales are recognized upon shipment and acceptance.

Stock-based Compensation

The Company accounts for employee stock-based compensation cost using the intrinsic value method of accounting prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based-Compensation" ("SFAS No. 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation" ("SFAS No. 148"). Restricted stock or stock awards are recorded as compensation expense over the vesting period, if any, based on the market value on the date of grant.

For options issued to non-employees, the Company utilizes the fair value method prescribed in SFAS No. 123.

At June 30, 2003, the Company had four fixed stock-based compensation plans. The exercise price of each option granted pursuant to these plans was equal to the market price of the Company’s common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company’s net loss and loss per share for the periods indicated would have been as follows:

	Year ended June 30,
	2003	2002
Loss from continuing operations	$ (9,000,000)	$ (24,006,000)
Income (loss) from discontinued operations	420,000	(1,546,000)

Net loss, as reported	$ (8,580,000)	$ (25,552,000)
Deduct: Total stock-based compensation
expense determined under fair value
based method	(2,899,000)	(4,040,000)

Pro forma net loss	$ (11,479,000)	$ (29,592,000)

Per share, as reported
From continuing operations	$ (0.55)	$ (1.81)
From discontinued operations	0.03	(0.11)

Net	$ (0.52)	$ (1.92)

Per share, pro forma
From continuing operations	$ (0.73)	$ (2.12)
From discontinued operations	0.03	(0.11)

Net	$ (0.70)	$ (2.23)

In determining the fair value of each option, the Company used the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, expected volatility of 123% and 140%, an average expected option life of 3.5 years and an average risk-free interest rate of 2.31% and 3.47% for the years ended June 30, 2003 and 2002, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB Opinion No. 30. This Statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. This Statement will be effective for the Company for the fiscal year ending June 30, 2004. The Company has not determined the effect, if any, that this statement will have on its results of operations or financial condition.

In November 2002, the FASB approved FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s fiscal year-end. However, the disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial condition.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provisions of FIN 46 on October 1, 2003. The Company does not have any variable interest entities, and, accordingly, the adoption of FIN 46 is not expected to have an impact on the Company’s results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Relationships.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. The adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement will become effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial condition.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently have no floating rate indebtedness, hold no derivative instruments, and do not earn foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct effect on our financial position. Changes in interest rates may affect the amount of interest we earn on available cash balances as well as the amount of interest we pay on borrowings. Changes in currency exchange rates may affect the cost of services, components or systems that we utilize or may employ in the future in or with our products, and so may directly impact upon the cost of a given service or product. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, and specifically the environment for credit card and related activities, we would also be affected by such changes.

RISK FACTORS

Investing in our stock is highly speculative and risky. You should be able to bear a complete loss of your investment. Before making an investment decision, you should carefully consider the following risk factors. If any event or circumstance described in the following risk factors actually occurs, it could materially adversely affect our business, operating results and financial condition. The risks and uncertainties described below are not the only ones that we face. There may be additional risks and uncertainties not presently known to us or those we currently believe are immaterial which could also have a negative impact on our business, operating results and financial condition.

We need additional capital in the immediate future.

We need additional capital in the immediate future in order to continue operations. Since our inception we have incurred significant losses and negative cash flow from operations. As of June 30, 2003, we had an accumulated deficit of approximately $143 million. At June 30, 2003 our principal source of liquidity was approximately $602,000 in cash and cash equivalents. Based on our current estimates of revenue levels, operating costs and other cash inflows and outlays, and taking into account the remaining proceeds available to us from the bridge loan discussed above, we will not have cash balances adequate for us to continue operations beyond December 2003 without a sufficient capital infusion by such time. Our concerns about capital may lead us to take additional steps to cut costs and, depending on whether we are successful in our efforts to raise additional capital, may require us to eliminate or curtail certain of our projects and take additional steps to conserve cash that may adversely affect our operations, or we may even be required to cease operations altogether.

Although we recently entered into a Bridge Loan agreement with Brascan, the funds available under such agreement, assuming continued compliance with the loan agreement, will only be sufficient to allow us to continue our current operations until December 2003. In addition to and in connection with the loan agreement, we also signed a term sheet with Brascan to arrange for the purchase of $12.5 million of a newly issued Series D preferred stock representing at least 60% of our equity. The bridge loan was intended to provide us with working capital while the negotiation of definitive Series D preferred stock documentation occurred. It is anticipated that the Series D preferred stock will be convertible at any time, at Brascan’s option, into at least 60% of the shares of our common stock, on a fully diluted basis. If the contemplated financing is successfully completed, Brascan or its designee will become our majority stockholder. It is anticipated that the terms and provisions of the contemplated financing, if successful, will have a substantial dilutive effect on the ownership interests of our existing stockholders.

There can be no assurances that the contemplated financing will be completed on the terms contemplated by the term sheets or at all. The contemplated financing is subject to a number of conditions, including, but not limited to, the execution of definitive financing documentation and the successful completion of a reorganization of our capital structure, which will include the restructuring of our currently issued and outstanding Series C preferred stock and Series C Warrants.

These conditions raise substantial doubt about our ability to continue as a going concern and if we are unable to obtain additional capital as needed, we will be required to cease operations altogether. The consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern.

A default on the Bridge Loan with Brascan will cause the loss of all of our assets.

The Bridge Loan provided to us by Brascan is on a fully secured basis. If an event of default occurs pursuant to the terms and provisions of the loan, then Brascan may be able to seize and take control of all of our assets, including our accounts receivables and ownership of our existing intellectual property, such as our technologies, applications, platforms of services and products. We are currently in technical default under the Bridge Loan with respect to two post-closing covenants (relating to receiving a landlord waiver for our New York facility and completing the actions necessary to subject certain of our funds to a “blocked account” arrangement) that we are still in the process of satisfying. However, we have received informal assurances from Brascan that it will provide additional time to satisfy such covenants and will not pursue any actions with respect to a default at this time. The loss of our assets including our right to receive our accounts receivables or the loss of ownership of our intellectual property rights would have a material adverse effect on our business, financial condition and results of operations and would require us to cease operations altogether.

Any financing arrangement will cause substantial dilution.

The equity financing contemplated by the term sheet with Brascan previously identified would involve the issuance to Brascan or its affiliates of shares of a newly issued Series D convertible preferred stock for $12.5 million. The proceeds from the contemplated financing will be used to repay the $2,750,000 bridge loan and for general working capital purposes. Upon closing of the contemplated financing, and pursuant to the terms and conditions of definitive Series D preferred stock financing documentation, Brascan or its designee will become our majority stockholder. It is anticipated that the terms and provisions of the contemplated financing will allow Brascan to convert into at least 60% shares of our common stock, on a fully diluted basis, which will have a substantial dilutive effect on the ownership interests of our existing stockholders.

Antidilution provisions in our Series C preferred stock and warrants may hinder our financing efforts.

Our outstanding Series C preferred stock and the related warrants contain provisions pursuant to which they receive, subject to enumerated exceptions, “full ratchet” antidilution protection for the issuance of common stock and common stock equivalents at prices below the conversion price of the Series C preferred stock and the exercise price of the warrants, which in both cases, is $6.00 per share. For example, if we issued common stock in a financing for $1.00 per share, the conversion and exercise prices of the Series C preferred stock and the warrants would be reduced from $6.00 per share to $1.00 per share and the securities would become convertible into six times the current number of shares of common stock with regard to the Series C preferred stock. Although there are carve-outs from the antidilution provisions for certain issuances, or the antidilution provisions may be waived by the holders of a majority of such securities, in light of the current market price of our common stock, any financing without such a waiver or that does not qualify for one of the carve-outs will result in substantial dilution to the holders of our securities. In light of the contemplated financing, as previously identified, and the substantial impediment to a financing posed by the terms of the Series C preferred stock and warrants, it will be necessary for us to restructure our currently issued and outstanding Series C preferred stock and warrants in exchange for a substantial reduction in the conversion and exercise price of such securities. If we do so, such transaction would cause substantial dilution to the current holders of our securities, as we would be issuing substantially more shares of our common stock than we would if the conversion ratio or the exercise price remained at $6.00.

We have never been profitable, and there is no assurance that we will generate significant revenues or profits in the future.

We have never been profitable and have incurred substantial losses and negative cash flow from operations since our inception. We had an accumulated deficit of approximately $143 million at June 30, 2003 and had a net loss of $8.58 million and $25.55 million for the years ended June 30, 2003 and 2002, respectively. Our Synapse services and products are relatively new and there is no history upon which to judge their prospects. There is no assurance we will generate significant revenues from our services, products, or otherwise, or that we will ever become profitable. There can be no assurance that our services or products will gain market acceptance.

The success of our business plan is uncertain.

The success of our business plan, which is to concentrate on trying to develop a recurring revenue stream from our customers’ use of our services, is dependent on our platforms being utilized by processors, merchant acquirers independent sales organizations (“ISOs”) and other entities in sufficient quantities to generate profits. To date, the revenues generated from our products and services have not covered the level of our expenditures. The failure to successfully implement our business plan would have a material adverse effect on our business, operating results and financial condition.

Approximately 23% of our revenue for the year ended June 30, 2003 was generated from one customer and, accordingly, the loss of such customer could adversely affect our revenues.

For the year ended June 30, 2003, one customer accounted for approximately 23% of our revenues. Although we are seeking to broaden our client base, no assurance can be made that our efforts will be successful or that this current client will not continue to account for a large concentration of our revenues. If any one customer accounts for a significant portion of our revenues, the loss of such customer could adversely affect our business, operating results, and financial condition.

There is no assurance that the market will accept our systems.

We plan to generate our revenue from the sales of services and products relating to wireless credit card and other transaction processing. The market for providing this service is in the early stages of development and it is difficult to predict the rate at which this market will grow, if at all. Future competitors are likely to introduce services that compete with the services offered by us. Demand for these services could be affected by numerous factors outside of our control, including, among others, market acceptance by prospective customers, the introduction of new or superior competing technologies or services that are available on more favorable pricing terms than those being offered by us, and the general condition of the economy. Any market acceptance for our services may not develop in a timely manner or may not be sustainable. Our success will likely depend on our ability to sell our services to processors, merchant acquirers and ISOs, as well as an increase in the availability of terminals that interface with our platforms. New or increased competition may result in market saturation, more competitive pricing, or lower margins. Our business, operating results and financial condition would be materially and adversely affected if the market for our services fails to grow, grows more slowly than anticipated, or becomes more competitive, or if targeted clients do not accept our products and services even if a substantial market develops.

Phase out of Cellular Digital Packet Data (“CDPD”) data services by telecommunications carriers.

AT&T Wireless has announced that it intends to transition from its current CDPD data service to its next generation GPRS data service. Specifically, as of April 1, 2003, AT&T Wireless no longer activates any new accounts on CDPD and they stated that they intend to completely shutdown their CDPD network in June 2004. Verizon Wireless has announced that it intends to transition from its current CDPD data service to its next generation CDMA data service and intends to completely shutdown their CDPD network in December 2005. Currently, CDPD is supported by carriers other than AT&T Wireless and Verizon Wireless, including Alltel and Dobson Communications. Even though the decisions of AT&T Wireless and Verizon Wireless to withdraw their CDPD service will geographically diminish CDPD availability, the other carriers, although expected to eventually migrate to next generation service, may provide service for a longer period. Our Synapse Adapter product is currently CDPD-based, and certain third party products used on our service are also CDPD-based. We are currently exploring our options with AT&T Wireless, Verizon Wireless and others. Unless a viable alternative or migration path is provided to our current users of CDPD-based services that may be adversely affected by any termination of carrier service, our results of operations could be adversely affected.

Because our business is not currently diversified, if our wireless payments transaction delivery processing business does not succeed, our business may fail.

We are currently in the payments transaction services industry, and accordingly, there is no diverse portfolio of products or services on which to rely if our systems fail. If our systems fail, we would fail unless we develop new products or services and a new business plan.

We may not be able to protect our proprietary technology, which could enable others to more easily compete with us.

Our performance and ability to compete are dependent to a significant degree on our proprietary technology. We rely on our patents/patent applications, copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. Our inability to protect our proprietary rights adequately could have a material adverse effect on our business.

To that end, regarding our currently pending patent applications, there can be no assurance that a patent will issue on these applications, either domestically or abroad, or that patents will issue from any patent application filed by our licensors or us in the future, or that the scope of any claims granted in any patent issued to us or issued to our licensors will provide meaningful proprietary protection or a competitive advantage to us. There can be no assurance that the validity or enforceability of patents issued or licensed to us will not be challenged by others or, if challenged, will be upheld by a court. In addition, there can be no assurance that competitors will not be able to circumvent any patents issued or licensed to us. Regarding any service marks for which we may seek protection, there is no assurance that we will be able to secure significant protection for any marks.

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

The telecommunications, hardware and software industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, since in most countries patent applications are kept confidential until they publish (generally 18 months after filing) or they issue as a patent, there are pending patent applications in existence the substance of which are not presently known. As the advancement of technology and number of participants in our market increases, the possibility of an intellectual property claim against us could increase. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, could require us to enter into costly royalty arrangements, could divert management attention from administering our business and could preclude us from conducting our business. In this regard, in August 2002 we received a letter suggesting the CardMeter wireless taximeter technology may infringe on a third party’s existing patent. Similarly, we are aware that earlier this year a patent was issued to a third party relating to a cashless payments system with remote auditing capabilities for use in a vending machine. Although we do not believe we are infringing either of these patents, there can be no assurance that the owners of these patents or any other third party patents will not pursue a patent infringement claim against us.

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

The process of developing new products and services is complex and often uncertain. Successful product transitions and deployment of new products requires accurate predictions of the product development schedule as well as volumes, product mix, customer demand, and configuration. We may also anticipate demand and perceived market acceptance that differ from a product’s realizable customer demand and revenue stream. Further, in the face of intense competition in the industry, any delay in a new product rollout could decrease any advantage we may have to be the first to market. A failure on our part to carry out a product rollout in the time frame anticipated and in quantities appropriately matching current customer demand could directly affect the overall future demand for the product and the profitability of our operations.

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

Our ability to retain and attract card processors, merchant acquiring banks, ISOs and others to our products and services is dependent upon, among other things, the performance of cellular, digital wireless and landline communication networks and credit card or other processing networks used by us. Any system or network failure that causes interruption or slower response time of our services could result in reduced usage and could reduce the attractiveness of our offerings to consumers. Additionally, the telecommunications industry is currently experiencing a period of uncertainty and rationalization.

The recent growth in cellular and digital wireless traffic has caused periods of decreased performance requiring wireless providers to upgrade and expand their infrastructures.

If wireless usage continues to increase rapidly, the wireless infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. Consequently, the emergence and growth of the market for our services is dependent on future improvements to the entire wireless network. Many companies in that industry are in financial distress. To the extent we rely on such companies, we may be negatively impacted by the general economic environment and by the difficulties impacting that industry or the failure of one or more of these companies.

We will have to keep pace with new products and rapid technological change in order to remain competitive in the marketplace.

Our future success will depend upon our ability to keep pace with technological developments, respond to evolving merchant demands and adopt new industry standards, including “next generation” wireless data services. Failure to anticipate or respond adequately to new industry standards, technological developments or significant delays in product development could damage our potential position in the marketplace, make our existing products or products under development obsolete or unmarketable, and could result in less revenue or an inability to generate profits. With our current financial and technical resources, we may not be able to develop or market new services or enhancements to our existing service offerings. It is possible that we could experience significant delays in these endeavors. Any failure to successfully develop and market services and service enhancements could have a material adverse effect on our business, operating results, and financial condition. In this regard, AT&T Wireless has advised us and others that it intends to transition from its current CDPD data service to its next generation GPRS data service. Accordingly, we may incur additional costs and expenses, or delays or interruptions in providing our services, while we migrate to other CDPD providers or to other wireless services such as CDMA or GPRS.

We face potential competition and pricing pressures from larger, well financed, and recognized companies and we may not be able to compete successfully if such potential competitors enter the market.

The market for our products and services is highly competitive, including pressure to maintain competitive pricing structures for credit card processing services. We have identified potential competitors that may be logical candidates to develop similar products and services. Few barriers to entry in our business are substantial and companies with significantly greater financial, technical, marketing, manufacturing, and human resources, as well as those with far greater name recognition than us, may attempt to enter the market. We believe that our ability to compete depends on quality of service, price, distribution channels and brand recognition. There can be no assurance that we will be able to compete successfully in the market.

We depend on recruiting and retaining key management and technical personnel and we may not be able to develop new services or support existing services if we cannot hire or retain qualified employees.

Our success depends to a large degree upon the skills of our senior management team and current key employees. We depend particularly upon Dean M. Leavitt, our Chief Executive Officer. We have an employment agreement with Mr. Leavitt and with certain of our other employees. We do not maintain key person life insurance for any of our officers or key employees other than Mr. Leavitt. The loss of any of our key executives or employees, the use of proprietary or trade secret data by former employees who compete with us, or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business, operating results, and financial condition. Because of the technical nature of our services and the dynamic market in which we compete, our performance depends on attracting and retaining key employees. Competition for qualified personnel in the wireless data, software and electronic payments processing industries may be intense at times and finding qualified personnel with experience in these three industries may be even more difficult. We believe there are only a limited number of individuals with the requisite skills in these three fields, and it may be difficult to hire and retain these persons.

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

Utilization of our products and services involves the transmission of payment transactions via wireless or wired networks and our servers from the merchant’s device to the payment processor and back. Data transmitted wirelessly is transmitted in an encrypted format through secure channels. The reporting and utility functions accessible via the Internet are designed with a variety of security precautions, and the end-user’s card number is not contained in the database accessible via the Internet. However, a significant barrier to the growth of wireless data services or transactions on the Internet or by other electronic means has been the need for secure transmission of confidential information. Our systems could be disrupted by unauthorized access, computer viruses and other accidental or intentional actions. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. If a third party were able to misappropriate personal or proprietary information or credit card information, we could be subject to claims, litigation or other potential liabilities that could materially adversely impact our revenue and may result in the loss of customers.

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

Acquisitions and strategic alliances may have a significant impact on our business, financial condition, and results of operations. The value of acquisitions may be less than the amount we pay for them if there is:

o	A decline of their position in the respective markets; or
o	A decline in general of the markets they serve.

The expenses associated with these transactions may be greater and their revenue may be smaller than expected if:

o	We fail to assimilate any acquired assets with our pre-existing business;
o	We lose key employees of these companies or ours as a result of acquisitions;
o	Our management’s attention is diverted by other business concerns; or
o	We assume unanticipated liabilities related to any acquired assets.

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

We had approximately 17,628,716 and 14,813,927 total shares of common stock outstanding as of June 30, 2003 and 2002, respectively, of which approximately 16,721,104 and 12,645,596 shares are in the public float, respectively. We have a substantial number of additional shares of common stock that are either presently outstanding or issuable upon conversion or exercise of other securities that were issued as “restricted securities,” most of which are currently saleable under SEC Rule 144. We are currently overdue with respect to our obligation to register common stock underlying the Series C preferred stock and related warrants sold in the private placement completed in May 2000 though, pursuant to SEC Rule 144k, the shares of Common Stock underlying the Series C Preferred Stock may be sold and the shares of Common Stock underlying the Series C Preferred Stock Warrants may be sold if those warrants are exercised by means of a cashless exercise mechanism. The registration and subsequent sale of such securities may increase the number of shares traded in the market and may thereby adversely affect the market for our common stock.

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

Volatility of common stock.

Our common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “USWE.” The trading volume of the common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the fiscal years ended June 30, 2003 and 2002, the common stock has traded at prices ranging from and $0.12 to $1.42 and $0.52 to $5.46, respectively. As a result of the limited and sporadic trading activity, the quoted price for the common stock on the OTCBB is not necessarily a reliable indicator of its fair market value.

ITEM 7. FINANCIAL STATEMENTS

Independent Auditors’ Reports	51
Consolidated Balance Sheets as of June 30, 2003 and 2002	52
Consolidated Statements of Operations for the years
ended June 30, 2003 and 2002	53
Consolidated Statements of Cash Flows for the years ended
June 30, 2003 and 2002	54
Consolidated Statements of Stockholders’ Equity
for the years ended June 30, 2003 and 2002	55
Notes to Consolidated Financial Statements	56

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
U.S. Wireless Data, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of U.S. Wireless Data, Inc. (the “Company”) as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s substantial recurring losses from operations since inception and working capital deficiency at June 30, 2003, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

October 13, 2003
New York, New York

U.S. WIRELESS DATA, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$ 602,000	$ 2,862,000
Accounts receivable, net of allowance for
doubtful accounts of $18,000 and $293,000
at June 30, 2003 and 2002, respectively	306,000	1,360,000
Due from factor	140,000	--
Inventory, net	137,000	800,000
Deferred cost of revenue	63,000	45,000
Prepaids and other current assets	535,000	357,000
Assets held for sale	--	4,128,000

Total current assets	1,783,000	9,552,000
Property and equipment, net	1,374,000	2,195,000
Restricted cash	1,081,000	1,167,000
Intangible assets, net	45,000	1,059,000
Other assets	26,000	35,000

Total assets	$ 4,309,000	$ 14,008,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 833,000	$ 1,880,000
Accrued liabilities	892,000	966,000
Accrued restructuring expense, current portion	560,000	262,000
Customer advances	685,000	250,000
Deferred revenue	159,000	89,000
Obligation under capital lease, current portion	179,000	785,000
Purchase price payable	--	477,000

Total current liabilities	3,308,000	4,709,000
Accrued restructuring expense, less current portion	--	687,000
Obligation under capital lease, less current portion	390,000	287,000
Deferred rent expense	195,000	181,000
Other liabilities	151,000	47,000

Total liabilities	4,044,000	5,911,000

Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, 25,000,000 shares authorized:
Series C convertible, at $.01 par value, liquidation value
$10.00 per share, aggregating $35,487,000 and $39,413,000
at June 30, 2003 and June 30, 2002, respectively; 8,450,000
shares authorized, 3,548,700 and 3,941,325 issued and
outstanding at June 30, 2003 and June 30, 2002, respectively	36,000	39,000
Common stock, 200,000,000 shares authorized at $.01 par value;
17,628,716 and 14,813,927 shares issued and outstanding at
June 30, 2003 and June 30, 2002, respectively	176,000	149,000
Additional paid-in capital	142,688,000	142,927,000
Unearned compensation	--	(963,000)
Accumulated deficit	(142,635,000)	(134,055,000)

Total stockholders’ equity	265,000	8,097,000

Total liabilities and stockholders’ equity	$ 4,309,000	$ 14,008,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended June 30,
	2003	2002
Revenues
Service revenues
Activation fees	$ 280,000	$ 313,000
Monthly fees	2,650,000	1,462,000
Transaction fees	252,000	154,000
Other fees	222,000	22,000

Total service revenues	3,404,000	1,951,000
Product sales	321,000	570,000

Total revenues	3,725,000	2,521,000

Cost of revenues
Services	1,804,000	824,000
Product sales	309,000	469,000
Write-down of inventory	579,000	3,481,000

Total cost of revenues	2,692,000	4,774,000

Gross profit	1,033,000	(2,253,000)

Operating expenses
Selling, general and administrative
(Exclusive of non-cash compensation for directors)	7,488,000	9,932,000
Non-cash compensation for directors	469,000	1,075,000

Total selling, general and administrative	7,957,000	11,007,000
Depreciation and amortization	1,063,000	3,671,000
Research and development	520,000	1,102,000
Restructuring (recovery) expense	(131,000)	(89,000)
Impairment of goodwill and intangible assets	836,000	5,701,000

Total operating expenses	10,245,000	21,392,000

Loss from operations	(9,212,000)	(23,645,000)
Interest income	42,000	274,000
Interest expense	(133,000)	(587,000)
Other income (expense), net	303,000	(48,000)

Loss from continuing operations	(9,000,000)	(24,006,000)

Discontinued operations:
Income from discontinued operations	362,000	321,000
Gain (loss) on sale of discontinued operations	58,000	(1,867,000)

Income (loss) from discontinued operations	420,000	(1,546,000)

Net loss	$(8,580,000)	$(25,552,000)

Basic and diluted net loss per share:
Loss from continuing operations	$ (0.55)	$ (1.81)
Income (loss) from discontinued operations	$ 0.03	$ (0.11)

Net loss per share	$ (0.52)	$ (1.92)

Weighted average common shares outstanding, basic and diluted	16,351,000	13,290,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,580,000)	$(25,552,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,063,000	3,671,000
Depreciation and amortization from discontinued operations	--	402,000
Gain (loss) on sale of discontinued operations	(134,000)	1,867,000
Bad debt expense	48,000	274,000
Deferred rent	14,000	(94,000)
Non-cash compensation for directors	469,000	1,075,000
Non-cash consulting and other	303,000	267,000
Impairment of goodwill and intangibles	836,000	5,701,000
Write-down of inventory	579,000	3,481,000
Loss on settlement of notes receivable	67,000	--
Loss on asset disposal	--	21,000
Changes in assets and liabilities:
Accounts receivable	1,006,000	(119,000)
Due from factor	(140,000)	--
Inventory	84,000	(358,000)
Deferred cost of revenue	(18,000)	(45,000)
Prepaids and other current assets	(270,000)	202,000
Other assets	9,000	121,000
Accounts payable	(1,047,000)	(378,000)
Accrued liabilities	(74,000)	(572,000)
Accrued restructuring expense	(389,000)	(1,441,000)
Customer advances	435,000	250,000
Deferred revenue	70,000	36,000
Other current liabilities	--	(208,000)
Other liabilities	104,000	(62,000)

Net cash used in operating activities	(5,565,000)	(11,461,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of NXT	5,000,000	--
Payment of expenses for sale of NXT	(738,000)	--
Purchase of property and equipment	(63,000)	(445,000)
Increase (decrease) in restricted cash	86,000	(398,000)
Payment for acquisition, net of cash acquired	(477,000)	(2,587,000)
Increase in deposits	--	(63,000)

Net cash provided by (used in) investing activities	3,808,000	(3,493,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of obligations under capital lease	(503,000)	(795,000)
Proceeds from exercise of warrants and options	--	406,000

Net cash used in financing activities	(503,000)	(389,000)

Net decrease in cash and cash equivalents	(2,260,000)	(15,343,000)
Cash and cash equivalents, beginning of year	2,862,000	18,205,000

Cash and cash equivalents, end of year	$ 602,000	$ 2,862,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2003 and 2002

	Series C Convertible Preferred Stock Shares Amount	Common Stock Shares Amount			Additional Paid-in Capital	Unearned Compensation and Contra Equity	Accumulated Deficit	Total Stockholders’ Equity
BALANCE AT JUNE 30, 2001	5,514,475	$ 55,000	11,478,419	$ 115,000	$ 142,873,000	$(2,639,000)	$(108,503,000)	$ 31,901,000
Exercise of stock options	--	--	214,444	2,000	404,000	--	--	406,000
Non-cash compensation	--	--	30,571	1,000	266,000	--	--	267,000
Amortization of non-cash compensation
for directors	--	--	--	--	--	1,075,000	--	1,075,000
Cancellation of options issued to
Board member	--	--	--	--	(750,000)	750,000	--	--
Issuance of options for services	--	--	--	--	149,000	(149,000)	--	--
Issuance of common stock
to former Cellgate shareholders	--	--	468,750	5,000	(5,000)	--	--	--
Conversion of Series C convertible
preferred stock	(1,573,150)	(16,000)	2,621,743	26,000	(10,000)	--	--	--
Net loss	--	--	--	--	--	--	(25,552,000)	(25,552,000)

BALANCE AT JUNE 30, 2002	3,941,325	$ 39,000	14,813,927	$ 149,000	$ 142,927,000	$ (963,000)	$(134,055,000)	$ 8,097,000
Amortization of non-cash compensation
for directors	--	--	--	--	--	563,000	--	563,000
Cancellation of options issued to
Board member	--	--	--	--	(375,000)	281,000	--	(94,000)
Issuance of options for services	--	--	--	--	133,000	--	--	133,000
Amortization of non-cash investment
banking services	--	--	--	--	--	119,000	--	119,000
Issuance of options related to the
sale of NXT	--	--	--	--	52,000	--	--	52,000
Issuance of common stock to former
NXT shareholders	--	--	2,241,658	22,000	(22,000)	--	--	--
Retirement of common stock in
settlement of notes receivable	--	--	(81,818)	(1,000)	(24,000)	--	--	(25,000)
Conversion of Series C convertible
preferred stock	(392,625)	(3,000)	654,949	6,000	(3,000)	--	--	--
Net loss	--	--	--	--	--	--	(8,580,000)	(8,580,000)

BALANCE AT JUNE 30, 2003	3,548,700	$ 36,000	17,628,716	$ 176,000	$ 142,688,000	$ --	$(142,635,000)	$ 265,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

NOTE 1 — THE COMPANY

U.S. Wireless Data, Inc. (“USWD” or the “Company”) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. USWD operates in one business segment and provides wireless transaction delivery and gateway services to the payments processing industry. The Company’s customers include credit card processors, merchant acquirers, banks, automated teller machine (“ATM”) distributors and their respective sales organizations, as well as certain businesses seeking new solutions to make it easier for their customers to buy their products or services. The Company offers these entities turnkey wireless and other transaction management services. The Company also provides its customers with proprietary wireless enabling products designed to allow for card acceptance. These services and products may be utilized by conventional card accepting retailers as well as emerging card accepting market segments such as vending machines, quickservice (fast-food) and quick casual restaurants, taxis and limousines, in-home service providers, door-to-door sales, contractors, delivery services, sporting events, and outdoor markets. The Company’s services and products may also be used for gathering telemetric information from remote equipment such as vending machines.

Going Concern and Liquidity Uncertainties

The Company needs additional capital in the immediate future in order to continue operations. Since the Company’s inception, the Company has incurred significant losses and negative cash flow from operations. As of June 30, 2003, we had an accumulated deficit of approximately $143 million. At June 30, 2003 the Company’s principal source of liquidity was approximately $602,000 in cash and cash equivalents. Based on management’s current estimates of revenue levels, operating costs and other cash inflows and outlays, and taking into account the remaining proceeds available to the Company from the bridge facility discussed below, the Company will not have cash balances adequate for it to continue operations beyond December 2003 without a sufficient capital infusion by such time. Management’s concerns about capital may lead it to take additional steps to cut costs and, depending on whether it is successful in its efforts to raise additional capital, may require the Company to eliminate or curtail certain of our projects and take additional steps to conserve cash that may adversely affect the Company’s operations.

In August 2003, the Company signed term sheets with Brascan Financial Corporation (“Brascan”), a subsidiary of Toronto, Canada-based Brascan Corporation, to arrange for the purchase of $12.5 million of a newly issued Series D Preferred Stock representing at least 60% of the Company’s equity. The term sheets contemplate that the Company enters into a strategic alliance with MIST Inc., Brascan’s subsidiary, and a provider of card issuance and payment processing products and gateway services to banks, non-bank card issuers and the payment processing industry. The term sheets contemplate that Brascan would provide a bridge loan to allow the Company to continue operations while negotiating a definitive Series D Preferred Stock purchase agreement and to satisfy the anticipated closing conditions. In addition, the term sheets contain provisions with respect to break-up fees, non-solicitation and other miscellaneous matters.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

On September 16, 2003, the Company entered into a Term Loan and Security Agreement (the “Bridge Loan”) with Brascan, pursuant to which Brascan agreed to lend the Company up to $2.75 million, at an interest rate of 7.5% per annum payable monthly, with cash payments commencing March 28, 2004. The loan is secured by a general security interest in all of the Company’s assets and is due March 16, 2005. A portion of the funds was used to repay a demand loan in the principal amount of $300,000 previously made to the Company on August 28, 2003, which was necessary in order to enable the Company to continue its operations. The remaining portion of the loan will provide the Company with the working capital necessary to allow it to continue operations until December 2003.

In connection with this financing, Brascan received a warrant for 10 million shares of common stock exercisable at $.15 per share. The warrant is exercisable only if the Series D financing is not consummated by December 31, 2003 or if the Company were to be acquired or were to sell substantially all of its assets. If the warrant becomes exercisable, it will expire on September 16, 2008. Brascan will have certain demand and piggyback registration rights as to the shares of common stock underlying the warrant. The warrant was issued pursuant to certain exceptions contained in the full ratchet anti-dilution provisions of the Series C Convertible Preferred Stock and Series C Warrants and therefore, the Company believes the issuance of the warrant will not trigger such anti-dilution provisions (see anti-dilution provisions in Note 12). As of October 13, 2003, the Company has drawn down approximately $1.24 million against the $2.75 million Bridge Loan commitment. The Bridge Loan contains various covenants which include, among others, (i) a material adverse change clause, (ii) a minimum monthly revenue requirement of approximately $380,000, and (iii) a minimum net worth requirement of not less than negative $2 million. As of October 13, 2003, the Company was in compliance with these covenants. The Company is currently in technical default under the Bridge Loan with respect to two post-closing covenants (relating to receiving a landlord waiver for the Company’s New York facility and completing the actions necessary to subject certain of the Company’s funds to a “blocked account” arrangement) that the Company is still in the process of satisfying. However, the Company has received informal assurances from Brascan that it will provide additional time to satisfy such covenants and will not pursue any actions with respect to a default at this time.

The equity financing contemplated by the term sheets would involve the issuance to Brascan or its affiliates of shares of a newly issued Series D convertible preferred stock for $12.5 million. The proceeds from the contemplated financing will be used to repay the $2,750,000 bridge loan and for general working capital purposes. It is anticipated that the Series D preferred stock will be convertible at any time, at Brascan’s option, into at least 60% of the shares of the Company’s common stock, on a fully diluted basis. If the contemplated financing is successfully completed, Brascan or its designee will become the Company’s majority stockholder. It is anticipated that the terms and provisions of the contemplated financing, if successful, will have a substantial dilutive effect on the ownership interests of the Company’s existing stockholders.

There can be no assurances that the contemplated financing will be completed on the terms contemplated by the term sheets or at all. The contemplated financing is subject to a number of conditions, including, but not limited to, the execution of definitive financing documentation and the successful completion of a reorganization of our capital structure, which will include the restructuring of the Company’s currently issued and outstanding Series C Convertible Preferred Stock and Series C Warrants.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

These conditions raise substantial doubt about the Company’s ability to continue as a going concern and if the Company is unable to obtain additional capital as needed, it will be required to cease operations altogether. The consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Asset Sale of Subsidiary

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary UNS Corporation, formerly known as NXT Corporation (“NXT”).

In May 2002, the Company adopted a formal plan to sell its wholly owned subsidiary NXT. Effective as of the close of business on August 31, 2002, the Company sold, for $5 million in cash, substantially all of the operating assets and related operating obligations associated with its wholly-owned subsidiary, NXT, to Paymentech, L.P. (“Paymentech”). NXT provides data services and landline-based connectivity for credit-card transaction processing. NXT has been classified as a discontinued operation in the accompanying consolidated financial statements.

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

Cash and Cash Equivalents

Investments in money market funds and highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company maintains all of its cash balances with major financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate approximately $387,000 at June 30, 2003.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

Inventory

Inventory is stated at the lower of cost or market, cost being determined by the first-in, first-out method. Allowances are established to reduce the recorded cost of obsolete and slow moving inventory to its net realizable value.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and the reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard on July 1, 2002. As a result of the write-off of all of the Company’s goodwill during the year ended June 30, 2002 (see Note 6), the adoption of SFAS No. 142 did not have an impact on the Company in the first quarter of fiscal 2003. The remaining intangibles at June 30, 2003 are subject to the impairment provisions of SFAS No. 144. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical operating results for periods prior to the fiscal year ended 2003 do not reflect the effect of SFAS No. 142. Had the Company been accounting for goodwill under the provisions of SFAS No. 142 for the fiscal year ended June 30, 2002, the Company’s net loss and net loss per share would have been as follows:

	Year ended June 30,
	2003	2002
Net loss, as reported	$ (8,580,000)	$ (25,552,000)
Add back amortization of goodwill	--	409,000

Pro forma adjusted net loss	$ (8,580,000)	$ (25,143,000)

Net loss per share
As reported	$ (0.52)	$ (1.92)
Add back amortization of goodwill	--	0.03

Pro forma	$ (0.52)	$ (1.89)

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

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

Long-Lived Assets

Identifiable intangible net assets consist of completed technology, trademarks, and acquired customers. As discussed below, effective July 1, 2001 the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with the provisions of SFAS No. 144, the Company evaluates long-lived assets for an impairment annually or if certain circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the estimated fair value of the asset is less than its carrying value plus the cost to dispose, an impairment loss is recognized as the amount by which the carrying amount of the asset plus the cost to dispose exceeds fair value.

Revenue Recognition

The Company adopted the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. In addition, the Company follow’s the guidance contained in Emerging Issues Task Force position No. 00-21 with respect to sales arrangements with multiple deliverables.

The Company derives revenue from two primary sources: service fees and product (equipment) sales.

Services. Service fees consist of: (a) one-time, non-refundable service activation fees; (b) monthly minimum subscription fees for the availability of service; (c) fees for transactions delivered on wireless or other methods through the Company’s hosts; and (d) other fees, including administration and other fees for certain wireless services, certain charges for telecommunications connections between the Company and a party, and installation fees and expenses. Service fees are generated from the Company’s Synapse Service. Service activation fees are recognized ratably over the estimated average life of a customer contract. During the year ended June 30, 2003, the Company changed its estimate of average customer contract life from six to twelve months. This change did not have a material impact on revenues from activation fees. All other service revenues are recognized as services are provided.

Product Sales. Product sales (i.e., sales of equipment) are primarily derived from the sale of USWD’s proprietary Synapse Adapter and Synapse Enabler products. Revenues from product sales are recognized upon shipment and acceptance.

Customer Concentration

During fiscal 2003 and 2002, one customer accounted for approximately 23% and 30% of revenues, respectively. At June 30, 2003, approximately $76,000 remained unpaid from this customer, which was received after year-end.

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

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs approximated $520,000 and $1,102,000 during the years ended June 30, 2003 and 2002, respectively.

Advertising and Promotion

Costs of advertising are expensed as incurred. Advertising and promotion expense for the years ended June 30, 2003 and 2002 amounted to approximately $223,000 and $215,000, respectively.

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Since the Company has no prior history of profits, management has recorded a full valuation allowance as it is more likely than not that the deferred tax assets will not be realized.

Stock-based Compensation

The Company accounts for employee stock-based compensation cost using the intrinsic value method of accounting prescribed by the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based-Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation”. Restricted stock or stock awards are recorded as compensation expense over the vesting period, if any, based on the market value on the date of grant.

For options issued to non-employees, the Company utilizes the fair value method prescribed in SFAS No. 123.

At June 30, 2003, the Company had four fixed stock-based compensation plans. The exercise price of each option granted pursuant to these plans was equal to the market price of the Company’s common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company’s net loss and loss per share for the periods indicated would have been as follows:

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

	Year ended June 30,
	2003	2002
Loss from continuing operations	$ (9,000,000)	$ (24,006,000)
Income (loss) from discontinued operations	420,000	(1,546,000)

Net loss, as reported	$ (8,580,000)	$ (25,552,000)
Deduct: Total stock-based compensation
expense determined under fair value
based method	(2,889,000)	(4,040,000)

Pro forma net loss	$ (11,479,000)	$ (29,592,000)

Per share, as reported
From continuing operations	$ (0.55)	$ (1.81)
From discontinued operations	0.03	(0.11)

Net	$ (0.52)	$ (1.92)

Per share, pro forma
From continuing operations	$ (0.73)	$ (2.12)
From discontinued operations	0.03	(0.11)

Net	$ (0.70)	$ (2..23)

In determining the fair value of each option, the Company used the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, expected volatility of 123% and 140%, an average expected option life of 3.5 years and an average risk-free interest rate of 2.31% and 3.47% for the years ended June 30, 2003 and 2002, respectively.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including accounts receivable, accounts payable, deferred revenue, accrued liabilities and other liabilities, approximate their fair values due to their relatively short maturities.

Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the fiscal year ended June 30, 2002. As a result, the operating results of NXT and the related loss on sale of NXT’s assets has been reported as discontinued operations in the accompanying consolidated financial statements and the assets of NXT have been separately classified as “Assets held for sale”. The adoption of SFAS No. 144 did not have any other effect on the Company’s results of operations or financial condition.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB Opinion No. 30. This Statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. This Statement will be effective for the Company for the fiscal year ending June 30, 2004. The Company has not determined the effect, if any, that this statement will have on its results of operations or financial condition.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s results of operations or financial condition.

In November 2002, the FASB approved FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s fiscal year-end. However, the disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial condition.

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

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provisions of FIN 46 on October 1, 2003. The Company does not have any variable interest entities, and, accordingly, the adoption of FIN 46 is not expected to have an impact on the Company’s results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Relationships.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. The adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement will become effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial condition.

NOTE 3 – SALE OF ACCOUNTS RECEIVABLE

On May 14, 2003, the Company entered into an agreement (the “Factoring Agreement”) with a finance company to sell a portion of its trade receivables on a regular monthly basis. Under the terms of the Factoring Agreement, the Company receives 70% of the face amount of approved invoices. Receivables may be sold in lots of not less than $10,000. The Company receives the remaining 30% of a lot sold, net of fees and expenses, upon the finance company’s receipt of payment of the entire lot. The Factoring Agreement requires that the Company sell not less than $450,000 per quarter until the expiration of the agreement in May 2005.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

NOTE 4 — INVENTORY

	June 30,
	2003	2002
Inventory consists of:
Raw materials	$ 83,000	$210,000
Work in process	13,000	43,000
Finished goods	41,000	547,000

	$137,000	$800,000

In the second half of the fiscal year ended June 30, 2002, product sales of the Synapse Adapter trailed off substantially as the Company found it challenging to get clients to commit to purchases. The Company instituted alternative strategies to improve sales, which have been unsuccessful in moving any significant volume of units. This product is based on the Cellular Digital Packet Data (“CDPD”) wireless medium, which has certain coverage issues in various markets and which the existing wireless carriers will ultimately migrate away from as they move to next generation mediums. In the fourth quarter of the fiscal year ended June 30, 2002, the Company recorded a charge of $3,481,000 to write-down the inventory of Synapse Adapters to the value of the number of units the Company expected to realize over the remaining expected life of this product.

As of April 1, 2003, AT&T Wireless is no longer activating new units on their CDPD network and has stated that they intend to completely shutdown their CDPD network in June 2004. In addition, Verizon Wireless has stated that they intend to completely shutdown their CDPD network in December 2005. As a result, in the quarter ended December 31, 2002, the Company recorded a charge of $333,000 to completely write-down the remaining inventory of Synapse Adapters and other CDPD-based inventory. In addition, the Company recorded a charge of $246,000 to write-down certain other inventory that management believed would not be recoverable from projected operations.

NOTE 5 — PROPERTY AND EQUIPMENT

	June 30,
	2003	2002
Property and equipment consist of:
Equipment and furniture	$ 2,964,000	$ 3,344,000
Leasehold improvements	478,000	478,000
Less accumulated depreciation
and amortization	(2,068,000)	(1,627,000)

	$ 1,374,000	$ 2,195,000

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

Depreciation and amortization expense related to property and equipment was $885,000 and $782,000 for the years ended June 30, 2003 and 2002, respectively.

NOTE 6 — INTANGIBLE ASSETS

All of USWD’s acquired intangible assets are subject to amortization. There were no material acquisitions of intangible assets during the years ended June 30, 2003 and 2002. Amortization expense related to intangible assets was $178,000 for the year ended June 30, 2003 and $2,889,000 for the year ended June 30, 2002.

Intangibles related to the acquisition of Cellgate

In the fourth quarter of the year ended June 30, 2002, the Company recorded an impairment charge of $5,701,000 for goodwill and other intangible assets to write-down the value of the acquired assets of Cellgate Technologies LLC (“Cellgate”) to management’s estimate of fair value. The remaining $1,059,000 of intangibles as of June 30, 2002 was to have been amortized over the estimated remaining useful life of four years.

As indicated in Note 4, in the second half of the fiscal year ended June 30, 2002, product sales of the Synapse Adapter trailed off substantially and the remaining useful life of the CDPD-based products was believed to be limited. As a result, at December 31, 2002, the Company recorded an additional impairment charge of $836,000. The following reflects the activity in intangibles for the periods presented.

	Year ended June 30, 2003
	Gross Carrying Amount Net of Prior Fiscal Year Impairment	Accumulated Amortization	Impairment Charge	Net Carrying Amount
Intellectual property	$2,579,000	$(1,698,000)	$ (836,000)	$ 45,000
Goodwill	406,000	(406,000)	--	--

Total	$2,985,000	$(2,104,000)	$ (836,000)	$ 45,000

	Year ended June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
Intellectual property	$6,250,000	$(1,520,000)	$(3,671,000)	$1,059,000
Goodwill	2,436,000	(406,000)	(2,030,000)	--

Total	$8,686,000	$(1,926,000)	$(5,701,000)	$1,059,000

Intangibles related to the acquisition of NXT

The net carrying amount of $5,927,000 as of June 30, 2002 of goodwill and other intangible assets relating to the NXT acquisition was classified as “Assets held for sale”. Since the net proceeds from the sale of NXT did not exceed the carrying value of the related net assets, a loss on disposition of NXT of $1,867,000 had been recorded as of June 30, 2002 (see Note 21). The following reflects the activity in intangibles for the year ended June 30, 2002.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$ 3,886,000	$(1,339,000)	$ 2,547,000
Marketing related	1,700,000	(637,000)	1,063,000
Goodwill	2,952,000	(635,000)	2,317,000
Balance reclassified to
"Assets held for sale"	(8,538,000)	2,611,000	(5,927,000)

Total	$ --	$ --	$ --

As of June 30, 2002, “Assets held for sale” were written-down by $1,867,000 (see note 21).

NOTE 7 — ACCRUED LIABILITIES

	June 30,
	2003	2002
Accrued liabilities consists of:
Accrued professional fees	$283,000	$ 28,000
Accrued telecom services	260,000	232,000
Accrued compensation	133,000	566,000
Other	216,000	140,000

	$892,000	$966,000

NOTE 8 – ACCRUED RESTRUCTURING EXPENSE

During the fourth quarter of fiscal year 2001, the Company recorded a restructuring charge of $2.4 million related to the consolidation and relocation of its former Bethesda, Maryland network operations center with its research and development and operations center, located in Palmer Lake, Colorado.

As part of the Company’s consolidation of its technical and network operations and the closure of its Bethesda facility, a restructuring charge of $625,000 was recorded in the first quarter of the year ended June 30, 2002 related to the termination of thirty-seven employees. The charge represents the cost of involuntary severance and related benefits for technical, operations, engineering, and administrative employees located in the Bethesda and Palmer Lake facilities.

During the fourth quarter of the year ended June 30, 2002, as a result of completing a sublease arrangement, the Company re-evaluated the balance of the restructuring accrual and adjusted its estimates of sublease income and related costs. As a result, the Company reduced the restructuring accrual by $714,000.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

In June 2003, the Company revised its restructuring accrual related to a settlement of a lease obligation. Accordingly, the restructuring accrual was adjusted by approximately $131,000 to reflect the actual amount that will be paid in fiscal 2004.

The following is an analysis of the changes in the restructuring accrual:

Balance at June 30, 2001	$ 2,400,000
Charges against accrual (Bethesda rent
payments, severance and benefit payments)	(1,362,000)
Additions to accrual (severance and benefits
accrual)	625,000
Change in estimate (based on sublease)	(714,000)

Balance at June 30, 2002	949,000
Charges against accrual	(258,000)
Change in estimate (for lease termination)	(131,000)

Balance at June 30, 2003	$ 560,000

The balance of the restructuring accrual was paid in August 2003.

NOTE 9 — CAPITAL LEASE OBLIGATION

In November 2000, the Company purchased the assets and assumed liabilities of Cellgate. Included in the assumed liabilities were leases related to equipment used in the ordinary course of business. In addition, NXT entered into capital leases for certain computer and network equipment, which expired on various dates through 2002.

On July 29, 1999, Cellgate entered into a Master Purchase and Lease Agreement with Tellus Technology Inc. (“Tellus”) and Varilease Corporation (“Varilease”) in which Tellus agreed to sell to Varilease and Varilease agreed to lease to the Company wireless IP modem adapters (the “Synapse Adapters”). In connection therewith, Cellgate entered into a separate Master Lease Agreement with Varilease to lease Synapse Adapters. On April 4, 2002, the Company entered an agreement with Varilease to extend the term of the lease for an additional twelve months. On October 25, 2002, the Company paid the lessor $462,000, which included the application of a $52,000 deposit held by the lessor, to buy out the first five of eleven leases.

In July 2003, the Company paid $24,000 representing six monthly installments of interest due from May 25th to October 25th. The lessor agreed to defer all principal payments until November 25, 2003. In the event that the Company raises net debt or net equity in the amount of $2 million or more, up to and including $5 million dollars, prior to November 25, 2003, the Company shall immediately commence making additional monthly payments aggregating approximately $26,000 to the lessor. In the event that the Company raises net equity in an amount in excess of $5 million dollars at any time during the terms of the remaining leases, all amounts due under the remaining leases shall be immediately due and payable to the lessor.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

Future minimum lease payments on capital leases are as follows:

For fiscal year ending June 30:
2003	$ 221,000
2004	308,000
2005	104,000

Total minimum payments required	633,000
Less amount representing interest	(65,000)

Present value of net minimum
lease payments	569,000
Less current installments	(179,000)

Obligations under capital leases,
excluding current installments	$ 390,000

NOTE 10 – OTHER LIABILITIES

Other liabilities of $151,000 at June 30, 2003, consist of (i) deposits of $66,000 due to the sub-lessee of the former office space in Bethesda, which was subsequently transferred to the landlord in August 2003 under the term of a lease termination agreement, (ii) deposits of $10,000 due to the sub-lessee of the office space in New York, and (iii) $75,000 due to an investment-banking firm for past services. Other liabilities at June 30, 2002, consist of a $47,000 deposit due to the sub-lessee of the former office space in Bethesda.

NOTE 11 – STOCKHOLDERS’ EQUITY

On October 6, 2000, authorized capital was increased to 225,000,000 shares, 200,000,000 of which are $.01 par value common stock and 25,000,000 of which are $.01 par value preferred stock. At June 30, 2003, the only preferred stock issued and outstanding is the Series C Convertible Preferred Stock.

On December 23, 2002, 2,241,658 shares of Common Stock were issued to the former NXT shareholders pursuant to the terms of the acquisition agreement of NXT.

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
For the years ended June 30, 2003 and 2002

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

The Company is obligated to file a registration statement with respect to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock and exercise of the Unit Warrants under the Securities Act of 1933 within twelve months of the closing of the Private Placement. The investors also have certain “piggyback” registration rights with respect to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock and the exercise of the Unit Warrants. As of June 30, 2003, the Company has not registered the Common Stock underlying the Series C Preferred Stock and related Unit Warrants as required by the agreement.

Several of the Company’s officers and directors purchased Units in the Private Placement. Dean M. Leavitt, the Company’s Chairman and Chief Executive Officer purchased 2.5 Units, Charles I. Leone, the Company’s Executive Vice President, Chief Administrative Officer and Secretary purchased 1 Unit and Robert E. Robichaud, the Company’s former Chief Financial and Accounting Officer, Treasurer and Secretary purchased 0.75 of a Unit. Edwin Cooperman, a former member of the Board, purchased 1 Unit and each of Michael S. Falk and Amy Newmark, the first a former member of the Board and the second a present member of the Board, purchased 2.5 Units. Barry Kaplan, also a current member of the Board, purchased 25 Units. Mr. Kaplan also received from Commonwealth at no charge a warrant to purchase 1.5 Units exercisable at $100,000 per Unit (from the warrants Commonwealth received as compensation for services in the Private Placement).

As part of its compensation, Commonwealth received warrants to purchase 139.664 Units, exercisable at $100,000 per Unit, a commission of $3,910,620, which is 7% of the gross proceeds raised in the Private Placement, and a structuring fee of $1,675,980, which is 3% of the gross proceeds raised in the Private Placement. Pursuant to a prior agreement with Peter J. Solomon Securities Company Limited (“PJSC”) relating to financing transactions entered into by the Company, the Company issued to PJSC warrants to purchase 27.935 Units at $100,000 per Unit and a fee of $400,000. The warrants are exercisable commencing on the date of issuance and for seven years thereafter. The Company valued all of the unit warrants, in the aggregate at a fair value of $6.15 million.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

As a condition to the completion of the Private Placement, the Company agreed that the exercise price of a warrant owned by Dean M. Leavitt, the Company’s Chairman and Chief Executive Officer, to purchase 671,875 shares of Common Stock should be reduced from $12.00 per share to the market price of the Common Stock on January 4, 2000. In March 2000, the FASB issued Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”. The interpretation was not effective until July 1, 2000. Had the interpretation been in effect on the date of the repricing, the warrant would have been considered a variable warrant at that time. In compliance with this new interpretation, the Company recorded this as a variable warrant and will adjust compensation expense based upon the Common Stock price difference from the closing Common Stock price on July 1, 2000 versus the closing Common Stock price at any measurement date multiplied by the number of outstanding warrants at the measurement date. On June 30, 2003, the closing stock price was less than the closing stock price at July 1, 2000, therefore, no compensation expense has been recorded.

As a result of previous financing arrangements and the Private Placement, Mr. Falk, through his direct ownership in the Company and his control of Commonwealth, is deemed to control the Company.

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

Optional Conversion

Each Series C Preferred Stock is convertible, at the option of the holder into a number of shares of Common Stock determined by dividing (A) the Liquidation Value by (B) the Conversion Price ($6.00 per share) which is subject to adjustment for stock splits, recapitalizations and other similar events. During fiscal year 2003, 392,625 preferred shares were converted into 654,949 shares of common stock. During fiscal year 2002, 1,573,150 preferred shares were converted into 2,621,743 shares of common stock.

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
For the years ended June 30, 2003 and 2002

Ranking

The Company cannot create or authorize any other stock ranking senior to the Series C Preferred Stock.

Anti-dilution

In the event of any capital reorganization or reclassification of the Company, or any consolidation or merger of the Company, or sale, transfer, or lease of all or substantially all of its assets which affects the holders of Common Stock in such a way that entitles them to receive stock, securities, or assets with respect to or in exchange for their shares, then the holder of the Series C Preferred Stock shall have the right to purchase and receive such securities or assets as would have been issued and payable if the holders of the Series C Preferred Stock had converted their shares into Common Stock immediately prior to such reorganization, reclassification, consolidation, merger, or sale.

If at any time the Company distributes to holders of Common Stock (i) securities, (ii) property, or (iii) cash, without fair payment, then the holders of the Series C Preferred Stock, upon conversion, shall be entitled to receive such securities, property or cash that they would have received if they had converted their shares into Common Stock immediately prior to the distribution.

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

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

Modifications and Waivers

The terms of the Series C Preferred Stock may be amended, modified or waived by agreement of the Company, the Commonwealth and a committee, to be designated by the Commonwealth whose members hold in the aggregate not less than 20% of the outstanding Series C Preferred Stock and 20% of the outstanding Unit Warrants (the “Committee”), provided, however, that no such amendment, modification or waiver which would decrease the number of Conversion Shares issuable upon the exercise of the Series C Preferred Stock, or increase the Conversion Price therefore (other than as a result of the waiver or modification of any anti-dilution provisions) may be made without approval of the holders of at least 50% of the outstanding Series C Preferred Stock.

NOTE 13 — STOCK OPTIONS

During the year ended June 30, 2003, 1,503,182 stock options were granted to employees with exercise prices equal to the fair market value of the Company’s common stock at the date of grant, with 884,886 options granted to employees as additional compensation to offset a reduction of approximately $442,000 in salaries for the twelve-month period beginning November 1, 2002.

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

On August 30, 2002, 50,000 stock options were granted to an investment-banking firm pursuant to their service agreement. These options were recorded as an expense of $27,000 in relation to the sale of NXT. Also in relation to the sale of NXT, 100,000 options were granted to a vendor as consideration for their consent of assignment and modifications of their service agreement. These options were valued at $25,000 and recorded as an expense of the NXT sale. In determining the fair value of the options issued, the Company used the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, volatility of 123%, expected life of two years and an average risk free rate of 2.1%.

On October 16, 2002, 65,000 stock options were granted to our investor relations firm for services to be performed from July 1, 2002 through June 30, 2003. These options were valued at $29,000 and amortized to expense over the period of the contract. In determining the fair value of the options issued, the Company used the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, volatility of 123%, expected life of two years and an average risk free rate of 2.1%.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

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

For the year ended June 30, 2003, $563,000 was charged to compensation expense relating to options granted to two board members on March 29, 2000, offset by the reversal of $94,000 related to the resignation of a third director on January 13, 2003. In addition, since the last year of vesting was forfeited upon the resignation of the director, $375,000 of unearned compensation was removed from stockholders’ equity.

Stock Option Plans

In December 2002, the Company adopted a new combined incentive and a non-qualified stock option plan (the “2002 Stock Option Plan”), which provides for the issuance of up to 3,500,000 shares of Common Stock under the plan. As of June 30, 2003, there were no option grants issued under the 2002 Stock Option Plan. Although options remain outstanding under the 1992 Stock Option Plan and the 2000 Stock Option Plan, as of June 30, 2003 the Company no longer issues new grants under those plans. Options granted under the plans generally vest over a period of three years and must be exercised no later than ten years from the date of grant.

The following table summarizes information for stock options outstanding under the plans and outside the plans at June 30, 2003:

	Outstanding Options		Options Exercisable
Range of Exercise Price	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Exercisable
$0.00 - $0.65	6.29	$ 0.51	296,495	$ 0.47	187,574
$0.66 - $0.66	8.35	$ 0.66	1,117,046	$ 0.66	800,202
$0.67 - $1.00	6.31	$ 0.81	875,296	$ 0.85	512,796
$1.01 - $2.00	7.20	$ 1.62	635,300	$ 1.63	583,675
$2.01 - $4.00	7.72	$ 2.25	613,520	$ 2.27	415,284
$4.01 - $7.50	7.12	$ 7.24	887,750	$ 7.15	637,167
$7.51 - $26.00	6.31	$ 11.48	168,750	$ 11.48	168,750

			4,594,157		3,305,448

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

Stock option transactions relating to options granted under the plans and other stock options (discussed below) for the years ended June 30, 2003 and 2002 were as follows:

1992 Stock Option Plan

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at June 30, 2001	347,884	$10.04
Granted	--	--
Exercised	(18,750)	$ 2.84
Cancelled	(116,564)	$14.14

Balance at June 30, 2002	212,570	$ 8.44
Granted	250,000	$ 0.81
Exercised	--	--
Cancelled	(60,625)	$ 9.24

Balance at June 30, 2003	401,945	$ 3.57

Exercisable at June 30, 2003	214,445	$ 5.98

2000 Stock Option Plan
Balance at June 30, 2001	2,608, 400	$ 4.43
Granted	1,229,462	$ 1.28
Exercised	(177,987)	$ 2.00
Cancelled	(378,978)	$ 4.36

Balance at June 30, 2002	3,280,897	$ 3.25
Granted	483,296	$ 0.83
Exercised	--	--
Cancelled	(963,527)	$ 2.58

Balance at June 30, 2003	2,800,666	$ 3.07

Exercisable at June 30, 2003	1,987,801	$ 3.01

The following option activity relates to options issued by the Company, which are unrelated to the foregoing plans.

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at June 30, 2001	355,207	$6.66
Granted	--	--
Exercised	(17,707)	$3.38
Cancelled	(41,667)	$6.00

Balance at June 30, 2002	295,833	$7.11
Granted	1,198,886	$0.64
Exercised	--	--
Cancelled	(103,173)	$4.97

Balance at June 30, 2003	1,391,546	$1.69

Exercisable at June 30, 2003	1,103,202	$1.96

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

NOTE 14 — STOCK WARRANTS

The following table summarizes information about stock warrants outstanding at June 30, 2003:

Range of exercise price	Number Outstanding and Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life (yrs)
$0.00 - $3.50	671,875	$ 3.50	5.85
$3.51 - $5.99	671,875	$ 5.86	5.85
$6.00 - $6.00	6,017,766	$ 6.00	3.64
$6.01 - $21.38	87,083	$ 11.90	1.44

	7,448,599

Provided below are stock warrant transactions for the years ended June 30, 2003 and 2002.

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2001	7,581,625	$ 5.90
Granted	--	--
Exercised	--	--
Cancelled	(92,917)	$ 7.09

Balance at June 30, 2002	7,488,708	$ 5.89
Granted	--	--
Exercised	--	--
Cancelled	(40,109)	$ 16.46

Balance at June 30, 2003	7,448,599	$ 5.83

Exercisable at June 30, 2003	7,448,599	$ 5.83

As part of their compensation related to the Private Placement, Commonwealth and PJSC received warrants to purchase an aggregate of 167.599 Units (which are identical to the units sold in the Private Placement). The warrants are exercisable at $100,000 per Unit commencing on the date of issuance and for seven years thereafter. The Company valued all of the unit warrants, in the aggregate, at $6.15 million.

Effective September 7, 2000, unit purchase warrants to purchase units consisting of (a) Series C Convertible Preferred Stock and (b) additional warrants to purchase Common Stock at $6.00 per share were amended so that such warrants are now exercisable, at $6.00 per share, solely for the total number (3,491,625) of shares of Common Stock into which the underlying Series C Convertible Preferred Stock and warrants would have been convertible and exercisable. The modified warrants are held by Commonwealth and PJSC. The change does not change the aggregate number of shares of Common Stock, which the holders would have received upon exercise in full of the unit purchase warrants and conversion and exercise in full of the underlying securities. The change also does not affect the aggregate purchase price, which such holders would have paid for the underlying Common Stock. The change in the agreement did not provide additional value to the warrant holders, therefore, the Company did not give accounting recognition to the change.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

NOTE 15 — NET LOSS PER SHARE

Loss per common share is computed in accordance with the provisions of SFAS No. 128, “Earnings per Share”. SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. During fiscal years 2003 and 2002, such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options, warrants and conversions could potentially dilute earnings per share in the future.

The following table reconciles the number of shares of common stock outstanding to the maximum number of common stock and potentially dilutive common stock for grants issued and outstanding as of the dates indicated.

	June 30, 2003	June 30, 2002
Common shares outstanding	17,629,000	14,814,000
Series C Preferred Stock outstanding in common stock equivalents	5,914,000	6,569,000

	23,543,000	21,383,000

Warrants
Outstanding related to the Private Placement
Investor warrants	2,328,000	2,328,000
Agent warrants	2,328,000	2,328,000
Agent warrants	582,000	582,000
Investment company warrants	466,000	466,000
Investment company warrants	116,000	116,000
Various outstanding	285,000	325,000
Executive	1,344,000	1,344,000

Total warrants	7,449,000	7,489,000

Options
Outstanding, 1992 Option Plan	402,000	213,000
Outstanding, 2000 Option Plan	2,801,000	3,281,000
Outstanding, 2002 Option Plan (3,500,000 authorized)	--	--
Outstanding, Non-Plan	1,391,000	296,000

Total options	4,594,000	3,790,000

Common stock contingently issuable for acquisitions	--	2,242,000

Total	35,586,000	34,904,000

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

NOTE 16 — INCOME TAXES

At June 30, 2003 and 2002, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $81 million and $72 million, respectively. Annual utilization of the loss carry-forwards is subject to significant limitations due to changes in the Company’s ownership. Future changes in ownership could further limit the utilization of these net operating loss carry-forwards. If unused, the carry-forwards will expire between 2009 and 2022.

The Company incurred Delaware and other state and local taxes of $34,000 and $178,000 for the year ended June 30, 2003 and 2002, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carry-forwards. The tax effects of significant items comprising the Company’s deferred taxes are as follows:

	June 30,
	2003	2002
Deferred tax assets
Net operating loss carry-forwards	$ 27,512,000	$ 24,365,000
Intangible assets	2,706,000	3,096,000
Inventory reserves	1,410,000	1,178,000
Loss on disposition of subsidiary	--	635,000
Accrued restructuring expense	224,000	323,000
Other	(74,000)	233,000

	$ 31,778,000	$ 29,830,000
Valuation allowance	(31,778,000)	(29,830,000)

	$ --	$ --

Realization of deferred tax assets is dependent upon future earnings. The Company has recorded a full valuation allowance against the deferred tax assets since management believes that it is more likely than not that these assets will not be realized. Accordingly, no income tax benefit has been recorded because of the valuation allowance. The valuation allowance increased during fiscal 2003 and 2002 by $1,948,000 and $9,526,000 respectively, due to additional losses for which no tax benefits were recorded.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

A reconciliation between the statutory tax rate and the effective tax rate for the periods indicated is presented below:

	Year ended June 30,
	2003	2002
Federal statutory tax rate	35%	35%
State taxes	7	7
Valuation allowance	(42)	(42)

Effective tax rate	--	--

NOTE 17 — EMPLOYEE BENEFIT PLAN

The Company maintains a qualified Section 401(k) Savings Plan. The Plan allows eligible employees to contribute up to 15% of their salaries on a pre-tax basis, subject to certain limitations imposed by current tax law and regulations. During the fiscal years 2003 and 2002, the Company contributed $26,000 and $81,000, respectively, to the Plan.

NOTE 18 — RELATED PARTY TRANSACTIONS

No fees were paid to Commonwealth during fiscal year 2003 or 2002. See additional disclosures of related party transactions in the Notes entitled “Series C Convertible Preferred Stock” and the Note entitled “Stock Options” relating to options granted to the Board of Directors.

The Company receives payments for services provided to two shareholders, Paymentech, a subsidiary of First USA Inc. and its subsidiary, Merchant-Link, Inc. ("Merchant-Link") and American Express Travel Related Services Company, Inc. ("Amex"). In May 2003, Amex sold its shareholdings in the Company. The Company obtained these relationships as part of the acquisition of NXT in December 2000.

Paymentech

During the years ended June 30, 2003 and 2002, NXT recorded approximately $100,000 and $863,000, respectively, in revenue from Paymentech for transaction fees, monthly data transport services, leased line revenue, and software development services.

During the years ended June 30, 2003 and 2002, the Company, excluding NXT, recorded approximately $301,000 and $0, respectively, in revenue from Paymentech for Synapse services and product purchases.

Accounts receivable from Paymentech were approximately $0 and $48,000 at June 30, 2003 and 2002, respectively. Included in “Customer advances” at June 30, 2003 is $538,000 of advances from Paymentech. Also see Notes 21 and 22 for additional information.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

Merchant-Link

NXT provides Merchant-Link with transaction transport services as contracted for in a service agreement dated June 21, 1996. NXT leased office space from Merchant-Link, which expired on August 30, 2001. During the years ended June 30, 2003 and 2002, NXT recorded costs related to the leased office space and network monitoring fees of $0 and $56,000, respectively. During the years ended June 30, 2003 and 2002, NXT recorded revenue from Merchant-Link of approximately $835,000 and $3,731,000, respectively. Accounts receivable from Merchant-Link were approximately $0 and $369,000 at June 30, 2003 and 2002, respectively. The Company also recognized $213,000 in fees for the transition discussed in Note 21.

Amex

Pursuant to an agreement with Amex dated January 29, 1996 as amended on October 16, 1997, February 11, 1999, May 10, 1999, December 30, 1999, May 24, 2000, August 22, 2000 and December 22, 2000, NXT provides to and receives from Amex various services related to transport and management of credit card transactions. During the years ended June 30, 2003 and 2002, NXT recorded revenue from Amex of approximately $0 and $27,000, from transaction management fees, leased line reimbursements, software development and other services. NXT also recognized costs of sales to Amex of approximately $627,000 and $3,648,000 for transaction transport services, host connection fees and transaction commissions during the years ended June 30, 2003 and 2002, respectively. Included in accounts payable was approximately $0 and $869,000 due to Amex, and $0 and $25,000 included in accounts receivable due from Amex, as of June 30, 2003 and 2002, respectively.

NOTE 19 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information:

$118,000 and $593,000 was paid in cash for interest for the year ended June 30, 2003 and 2002, respectively.

Supplemental disclosure of non-cash financing and investing activities:

Year ended June 30, 2003

1.	Conversion of 392,625 shares of Series C Preferred Stock into 654,949 shares of Common Stock.
2.	Issuance of 2,241,658 shares of Common Stock to former NXT shareholders.
3.	Issuance of 329,000 options for services.
4.	Retirement of 81,818 common shares received in connection with settlement of notes receivable.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

Year ended June 30, 2002

1.	Conversion of 1,573,150 shares of Series C Preferred Stock into 2,621,743 shares of Common Stock.
2.	Issuance of 468,750 shares of Common Stock to Cellgate shareholders, valued at approximately $1,642,000.
3.	Issuance of 150,000 options for services.

NOTE 20 — COMMITMENTS AND CONTINGENCIES

The Company has entered into leases for facilities. Future minimum lease payments and sublease income under non-cancelable operating leases as of June 30, 2003 (excluding the former Bethesda facility), are as follows:

	Facility Leases	Less Subleased Facilities	Net
For fiscal year ending June 30:
2004	$ 690,000	$120,000	$ 570,000
2005	695,000	30,000	665,000
2006	695,000	--	695,000
2007	667,000	--	667,000
2007	667,000	--	667,000
Thereafter	1,278,000	--	1,278,000

Total minimum payments required	$4,692,000	$150,000	$4,542,000

Rent expense for the years ended June 30, 2003 and 2002 was $720,000 and $774,000, respectively.

As a security deposit for the Company’s New York facility, the Company maintains a letter of credit in the amount of $456,000. The Company has restricted cash of $456,000 on deposit in a money market fund as collateral for the letter of credit maintained by the bank.

Included in restricted cash is $625,000, which is held as collateral for the Bethesda facility. In accordance with the lease termination agreement for the Bethesda facility, this amount was paid to the landlord in August 2003.

On November 16, 2000, the Company acquired the assets and assumed certain liabilities of Cellgate, a Delaware limited liability company in a cash and stock transaction. The acquisition was accounted for under the purchase method of accounting and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair values. The purchase price included $1,250,000 cash and 562,500 shares of the Company’s common stock, valued at the closing at an aggregate of $1,969,000. The acquisition of Cellgate provided for the payment of additional consideration based on a future minimum value of $16.00 per share for shares of USWD Common Stock issued in the transaction. As a result, on November 16, 2001 and December 10, 2001, the Company issued 468,750 shares of the Company’s common stock and paid $2,812,500 in cash, respectively in settlement of this contingent obligation.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

On December 22, 2000, the Company acquired NXT in a stock for stock transaction, accounted for under the purchase method of accounting. The assets acquired and the liabilities assumed have been recorded at their estimated fair values as of the date of the acquisition. The shareholders of NXT, including holders of certain phantom stock rights in NXT exchanged their shares of Common Stock of NXT and such rights, for an aggregate of 1,125,000 shares of USWD’s Common Stock valued at an aggregate of approximately $2,109,000. In accordance with the terms of the agreement relating to the Company’s acquisition of NXT, under certain circumstances, depending on the price of the Company’s Common Stock, a maximum in cash of $500,000 and approximately 2,242,000 shares of the Company’s Common Stock, valued at $4,203,000 may be issued two (2) years from closing. In addition to the 1,125,000 shares of Common Stock exchanged for the acquisition of NXT, the Company also exchanged options for approximately 76,000 shares of its Common Stock, which were fully vested on the change of control, at exercise prices ranging from $7.50 to $33.07 per share. The holders of such options may also be entitled, upon exercise of their options, to additional consideration depending on the Daily Average Price of USWD common stock for the twenty (20) consecutive trading days immediately preceding December 21, 2002. The value was considered to be nominal. As a result, on December 23, 2002, 2,241,658 shares of common stock were issued to the former NXT shareholders and on January 15, 2003, $500,000 was paid to the former shareholders of NXT in full settlement of this contingent obligation.

The Company has employment agreements with four of its executive officers. The agreements are for initial terms of one to three years, with automatic one-year extensions after the initial term. As of June 30, 2003, the employment agreements commit the Company to annual salary compensation of $623,000. The agreements include provisions for severance payments upon nonrenewal or termination under certain conditions.

The Company has committed to reimburse a third party 50%, up to a maximum of $300,000, for certain agreed upon development costs. Management is currently negotiating the amount and terms of payment of the Company’s obligation, which, if successful, the Company believes will enable the Company to reduce the amount due to $150,000 and to reduce the amount due against future services provided to such third party.

The Company maintains agreements with wireless, landline and other carriers for certain telecommunication services. The agreements include pricing for various services, including volume discounts. Should the Company fail to maintain or reach minimum volume levels, the prices the Company pays for services may increase and this may have an adverse effect on the results of operations.

The Company is not currently subject to any material legal proceedings. However, the Company may from time to time become a party to legal proceedings arising in the ordinary course of its business.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

NOTE 21 – SALE OF NXT

In May 2002, the Company adopted a formal plan to sell its wholly owned subsidiary NXT. Pursuant to an Asset Purchase Agreement dated August 31, 2002 (the “Agreement”), the Company sold, for $5 million in cash, substantially all of the operating assets and operating obligations of NXT to Paymentech, which subsequently transferred the acquired assets and obligations to its wholly-owned subsidiary Merchant-Link. Pursuant to a Transition Services Agreement the Company entered into on the same date with Merchant-Link, certain of the NXT assets continued to be located in the Company’s Colorado facility and the Company provided certain services for payment to Merchant-Link for a limited period of time. NXT provides data services and landline-based connectivity for credit-card transaction processing.

As the Company had actively been seeking a buyer at June 30, 2002, the assets to be sold, at their book values, have been separately classified as “Assets held for sale” in the accompanying balance sheet at June 30, 2002 and the results of operations of NXT’s operations and the related loss on sale of NXT’s assets have been reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. Revenues and loss from operations of NXT are as follows:

	Year ended June 30,
	2003	2002
Revenues	$1,224,000	$6,431,000
Income from operations	362,000	321,000

Assets of NXT held for sale were as follows:

June 30, 2002
Fixed assets	$ 68,000
Goodwill	1,407,000
Identified intangibles	4,520,000

Carrying value of assets	5,995,000
Write-down of assets held for sale	(1,867,000)

Assets held for sale	$ 4,128,000

As a result of the NXT transaction, the Company recorded a loss of $1,809,000 from the sale, with no tax benefit assumed.

Paymentech is obligated under the Agreement, subject to certain conditions, to purchase goods or services from the Company or its affiliates over a three (3) year period that commenced September 1, 2002, in an amount aggregating a minimum of $3,472,500. Paymentech is obligated to pay the Company at least $1,000,000 during the first year, in installments of $83,333 per month, at least $1,150,000 during the second year, in installments of $95,833 per month, and at least $1,322,500 during the third year, in installments of $110,208. Paymentech has made such payments as scheduled and is expected to continue to make such payments on a timely basis. Payments from Paymentech in excess of goods and services provided to date aggregating $538,000 have been classified as “Customer advances” in the consolidated balance sheet at June 30, 2003.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003 and 2002

NOTE 22 – SUBSEQUENT EVENTS

On August 18, 2003, the Company borrowed $150,000 from the finance company with which it has the Factoring Agreement. The loan was repaid on September 11, 2003.

In August 2003, the Company received an advance of $167,000 from Paymentech representing guaranteed payments due for September and October 2003. The Company agreed to a $25,000 reduction in the scheduled amount due in return for the early advance. The Company has also agreed to apply any unapplied balance to future services.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(c)) as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls. There were no significant changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The information required by this Item will be included in our Proxy Statement for the 2003 Annual Meeting of the Shareholders under the caption “Directors and Executive Officers” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2003, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2003 Annual Meeting of the Shareholders under the caption “Executive Compensation” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2003, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2003 Annual Meeting of the Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2003, and is incorporated herein by reference. The information required by this Item with regard to Section 201(d) of Regulation S-B of the Act, “Securities Authorized for Issuance Under Equity Compensation Plans,” is included in Item 5(d) of Part II hereof.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in our Proxy Statement for the 2003 Annual Meeting of the Shareholders under the caption “Certain Relationships and Related Transactions” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2003, and is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number         Description of Exhibit

3.1	Certificate of Incorporation (12)

3.2	Certificate of Amendment to the Certificate of Incorporation (12)

3.3	Bylaws (10)

4.1	Specimen Common Stock Certificate (13)

4.2	1992 Stock Option Plan, as amended (1)

4.3	Form of Stock Option Agreement under 1992 Stock Option Plan (6)

4.4	2000 Stock Option Plan (including forms) (10)

4.5	2002 Option Plan (including forms) (18)

4.6	Form of Common Stock Purchase Warrant issued to John Liviakis and Robert Prag as of August 4, 1997 (2)

4.7	Agreement to Amend Stock Purchase Warrant effective April 1, 1998 with James Walters (3)

4.8

Form of Common Stock Purchase Warrants issued to Certain Holders of Series A Preferred Stock participating in the modifications to the terms of the Series A Preferred Stock (which was effective as of September 17, 1998) (4)

4.9	Form of Common Stock Purchase Warrant issued to Charles Burtzloff in conjunction with the $500,000 loan made to us as of November 1, 1998 (4)

4.10	Form of Unit Warrant (7)

4.11	Form of Subscription Agreement (7)

4.12	Form of Placement Agent Warrant (7)

4.13	Form of Peter J. Solomon Securities Company Limited Warrant (7)

4.14	Form of Bold Street, LLC Warrant (7)

4.15	Form of Warrant Amendment Agreement, dated as of September 7, 2000, by and between us and unit 4.15 purchase warrant holders (8)

4.16	Common Stock Purchase Warrant issued to Dean M. Leavitt as of May 3, 1999 (5)

4.17	Form of Nonqualified Stock Option Certificate issued to Edwin M. Cooperman dated March 29, 2000 (9)

4.18	Form of Nonqualified Stock Option Certificate issued to Barry A. Kaplan dated March 29, 2000 (9)

4.19	Form of Nonqualified Stock Option Certificate issued to Amy L. Newmark dated March 29, 2000 (9)

4.20	Form of Nonqualified Stock Option Certificate issued to Charles I. Leone dated February 15, 2000 (9)

4.21	Form of Common Stock Purchase Warrant (originally issued to Dean M. Leavitt as of May 3, 1999), as re-executed as of January 4, 2000 to reflect repricing authorized as of such date (9)

4.22	Form of Common Stock Purchase Warrant for 22,500 shares issued to RBB Bank dated January 20, 2000 (9)

4.23	Form of Common Stock Purchase Warrant for 15,000 shares issued to Lippert/Heilshorn & Associates, Inc. dated March 28, 2000 (9)

Exhibit
Number          Description of Exhibit

4.24	Form of Common Stock Purchase Warrant for 50,000 shares issued to Cornell Consulting International, Inc. dated March 28, 2000 (9)

4.25	Form of Common Stock Purchase Warrant for 25,000 shares issued to Cornell Consulting International, Inc. dated May 4, 2000 (9)

4.26	Form of Nonqualified Stock Option Certificate issued to Heidi R. Goth (dated October 24, 2002) (19)

4.27	Form of Nonqualified Stock Option Certificate issued to Dean M. Leavitt (dated October 24, 2002) (19)

4.28	Form of Nonqualified Stock Option Certificate issued to Charles I. Leone (dated October 24, 2002) (19)

4.29	Form of Nonqualified Stock Option Certificate issued to Mark R. Shultz (dated October 24, 2002) (19)

4.30	Warrant Certificate, dated September 16, 2003, between us and Brascan Financial Corporation (20)

10.1	Form of Amended and Restated Employment Agreement between us and Dean M. Leavitt dated December 20, 2000 (14)

10.2	Indemnification Agreement between us and Dean M. Leavitt entered into as of May 3, 1999 (5)

10.3	Form of Employment Agreement between us and Charles I. Leone dated November 8, 2002 *

10.4	Form of Employment Agreement between us and Heidi R. Goff dated October 10, 2001 (15)

10.5	Form of Employment Agreement between us and Adi Raviv dated August 15, 2002 (17)

10.6	Form of lease agreement for the 20th floor at 750 Lexington Avenue dated May 22, 2000 (11)

10.7	Asset Purchase Agreement dated August 31, 2002 (Sale of NXT) (16)

10.8	Term and Loan Security Agreement, dated September 16, 2003, between us and Brascan Financial Corporation (20)

10.9	Term Note made by us, dated September 16, 2003 (20)

10.10	Registration Rights Agreement, dated September 16, 2003 between us and Brascan Financial Corporation (20)

10.11	Trade Name Letter, dated September 16, 2003, between us and Brascan Financial Corporation (20)

10.12	Copyright Security Agreement, dated September 16, 2003, between us and Brascan Financial Corporation (20)

10.13	Trademark Security Agreement, dated September 16, 2003, between us and Brascan Financial Corporation (20)

10.14	Patent Security Agreement, dated September 16, 2003, between us and Brascan Financial Corporation (20)

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 *

32.2	Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 *

___________________________

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

(2)	Incorporated by reference from the like-named exhibit filed with our Registration Statement on Form SB-2 (SEC File No. 333-52625) as of May 14, 1998.

(3)	Incorporated by reference from the like-named exhibit filed with Amendment No. 1 to our Registration Statement on Form SB-2 (SEC File No. 333-52625) as of July 16, 1998.

(4)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1998, filed on December 18, 1998.

(5)	Incorporated by reference from the like-named exhibit filed with our Registration Statement on Form SB-2 (SEC File No. 333-81897), filed on June 30, 1999.

(6)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1999, filed on October 14, 1999.

(7)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K/A Reporting an Event of March 28, 2000, filed on April 18, 2000.

(8)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of September 7, 2000, filed on September 19, 2000.

(9)	Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2000, filed on May 15, 2000.

(10)	Incorporated by reference from the like-named exhibit filed with our Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders held on September 7, 2000, filed on August 9, 2000.

(11)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 2000, filed on September 28, 2000.

(12)	Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2000, filed on November 14, 2000.

(13)	Incorporated by reference from the like-named exhibit filed with our Registration Statement on Form S-8, filed on December 8, 2000.

(14)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 2001, filed on September 28, 2001.

(15)	Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2001, filed on February 14, 2002.

(16)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of August 31, 2002, filed on September 5, 2002.

(17)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 2002, filed on September 30, 2002.

(18)	Incorporated by reference from the like-named exhibit filed with our Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders held on December 17, 2002, filed on October 28, 2002.

(19)	Incorporated by reference from the like-named exhibit filed with our Registration Statement on Form S-8, filed on March 10, 2003.

(20)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of September 16, 2003, filed on September 16, 2003.

(b) Reports on Form 8-K

None.

SIGNATURES

        In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 14, 2003

U.S. WIRELESS DATA, INC. /s/ Dean M. Leavitt —————————————— Dean M. Leavitt Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Dean M. Leavitt
Dean M. Leavitt	Chief Executive Officer and Chairman	October 14, 2003
of the Board of the Company
(Principal Executive Officer)
/s/ Adi Raviv
Adi Raviv	Executive Vice President and	October 14, 2003
Chief Financial Officer
(Principal Financial Officer)
/s/ Barry A. Kaplan
Barry A. Kaplan	Director	October 14, 2003
/s/ Amy L. Newmark
Amy L. Newmark	Director	October 14, 2003
/s/ Chester N. Winter
Chester N. Winter	Director	October 14, 2003