Form 10KSB/A
period 2003-06-30
U S WIRELESS DATA INC
filed 2003-10-28
CIK 895716

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

            Fiscal 2002                         High            Low
            -----------                         ----            ---

            Fourth quarter                    $ 2.59          $ 0.71
             Third quarter                      5.46            2.36
            Second quarter                      4.80            0.60
             First quarter                      1.33            0.52
            Fourth quarter                    $ 2.29          $ 1.01
             Third quarter                      5.22            1.91
            Second quarter                      6.00            1.38
             First quarter                     10.00            5.75

            Fiscal 2001                         High            Low
            -----------                         ----            ---

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
$2,862,000

$18,205,000

Accounts receivable, net of allowance for

doubtful accounts of $293,000 and $55,000

at June 30, 2002 and 2001, respectively
1,360,000

1,515,000

Inventory, net
800,000

3,923,000

Notes receivable
--

87,000

Other current assets
357,000

472,000

Assets held for sale
4,128,000

8,078,000

–––––––––
–––––––––

Total current assets
9,507,000

32,280,000

Property and equipment, net
2,195,000

2,553,000

Restricted cash
1,167,000

769,000

Intangible assets, net
1,059,000

7,926,000

Other assets
35,000

93,000

–––––––––
–––––––––

Total assets
$13,963,000

$43,621,000

–––––––––
–––––––––

–––––––––
–––––––––

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable
$1,880,000

$2,258,000

Accrued liabilities
961,000

1,538,000

Other current liabilities
299,000

261,000

Accrued restructuring expense, current portion
262,000

1,000,000

Obligation under capital lease, current portion
785,000

793,000

Purchase price payable, current portion
477,000

2,557,000

–––––––––
–––––––––

Total current liabilities
4,664,000

8,407,000

Deferred rent expense
181,000

275,000

Accrued restructuring expense, less current portion
687,000

1,400,000

Other liabilities
47,000

109,000

Obligation under capital lease, less current portion
287,000

1,074,000

Purchase price payable, less current portion
--

455,000

–––––––––
–––––––––

Total liabilities
5,866,000

11,720,000

–––––––––
–––––––––

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

14,813,927 and 11,478,419 shares issued and outstanding at

June 30, 2002 and June 30, 2001, respectively
149,000

115,000

Additional paid-in capital
142,927,000

142,873,000

Unearned compensation
(963,000
)
(2,639,000
)

Accumulated deficit
(134,055,000
)
(108,503,000
)

–––––––––
–––––––––

Total stockholders' equity
8,097,000

31,901,000

–––––––––
–––––––––

Total liabilities and stockholders' equity
$13,963,000

$43,621,000

–––––––––
–––––––––

–––––––––
–––––––––

Accompanying
notes are an integral part of the financial statements
 The above statement
gives retroactive effect to a 1 for 4 reverse stock split that was effectuated on October 18, 2000.

U.S.
WIRELESS DATA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,

2002
2001

Revenues

Service revenues

Activation fees
$ 313,000

$ 142,000

Monthly fees
1,462,000

652,000

Transaction fees
154,000

83,000

Other fees
22,000

6,000

––––––––––
––––––––––

Total service revenues
1,951,000

883,000

Product sales
570,000

349,000

––––––––––
––––––––––

Total revenues
2,521,000

1,232,000

––––––––––
––––––––––

Cost of revenues

Services
824,000

501,000

Product sales
469,000

210,000

––––––––––
––––––––––

Total cost of revenues
1,293,000

711,000

––––––––––
––––––––––

Gross profit
1,228,000

521,000

––––––––––
––––––––––

Operating expenses

Selling, general and administrative

(Exclusive of non-cash compensation)
9,889,000

11,785,000

Non-cash compensation
1,075,000

1,480,000

––––––––––
––––––––––

Total selling, general and administrative ..
10,964,000

13,265,000

––––––––––
––––––––––

Depreciation and amortization
3,671,000

1,867,000

Research and development
1,102,000

2,196,000

Restructuring (recovery) expense
(89,000
)
2,400,000

Impairment of goodwill and intangibles
5,701,000

--

Writedown of inventory from previous acquisition
3,481,000

--

––––––––––
––––––––––

Total operating expenses
24,830,000

19,728,000

––––––––––
––––––––––

Loss from operations
(23,602,000
)
(19,207,000
)

––––––––––
––––––––––

Interest income
274,000

1,790,000

Interest expense
(587,000
)
(231,000
)

Other income (expense), net
(91,000
)
143,000

––––––––––
––––––––––

Loss from continuing operations
(24,006,000
)
(17,505,000
)

––––––––––
––––––––––

Discontinued operations:

Income (loss) from discontinued operations
321,000

(1,752,000
)

Loss on sale of discontinued operations
(1,867,000
)
--

––––––––––
––––––––––

Net loss from discontinued operations
(1,546,000
)
(1,752,000
)

––––––––––
––––––––––

Net loss
$(25,552,000
)
$(19,257,000
)

––––––––––
––––––––––

––––––––––
––––––––––

Basic and diluted net loss per share:

Loss from continuing operations
$ (1.81
)
$ (1.71
)

Loss from discontinued operations
$ (0.11
)
$ (0.17
)

––––––––––
––––––––––

Net loss per share
$ (1.92
)
$ (1.88
)

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
$(25,552,000
)
$(19,257,000
)

Adjustments to reconcile net loss to net cash used in

operating activities:

Depreciation and amortization
3,671,000

1,867,000

Depreciation and amortization from discontinued operations
402,000

347,000

Loss on sale of discontinued operations
1,867,000

--

Bad debt expense
274,000

40,000

Deferred rent
(94,000
)
129,000

Non-cash compensation
1,075,000

1,480,000

Impairment of goodwill and intangibles
5,701,000

--

Write down of inventory from previous acquisition
3,481,000

--

Loss on asset disposal
21,000

5,000

Loss on sale of property and equipment
--

(1,000
)

Changes in assets and liabilities:

Accounts receivable
(119,000
)
(990,000
)

Inventory
(210,000
)
(1,374,000
)

Notes receivable
87,000

(7,000
)

Other current assets
116,000

(6,000
)

Other assets
57,000

(51,000
)

Accounts payable
(379,000
)
(1,262,000
)

Accrued liabilities
(572,000
)
(137,000
)

Other current liabilities
38,000

245,000

Accrued restructuring expense
(1,440,000
)
2,400,000

––––––––––
––––––––––

Net cash used in operating activities
(11,576,000
)
(16,572,000
)

––––––––––
––––––––––

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment
(445,000
)
(2,176,000
)

Increase in segregated cash
(398,000
)
(135,000
)

Net payment for purchase acquisition, net of cash acquired
(2,587,000
)
(1,165,000
)

Increase in deposits
(63,000
)
109,000

Proceeds from sales of equipment
--

2,000

––––––––––
––––––––––

Net cash used in investing activities
(3,493,000
)
(3,365,000
)

––––––––––
––––––––––

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock
128,000

--

Proceeds from exercise of warrants and options
409,000

62,000

Conversion of Series C preferred stock
(16,000
)
--

Payments of obligations under capital lease
(795,000
)
(461,000
)

Payment of notes payable
--

(690,000
)

––––––––––
––––––––––

Net cash used in financing activities
(274,000
)
(1,089,000
)

––––––––––
––––––––––

Net decrease in cash
(15,343,000
)
(21,026,000
)

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

Series C Preferred Stock Shares Amount
Common Stock Shares Amount
Additional Paid-in Capital
Unearned Compensation
Accumulated Deficit
Total Stockholders’ Equity

Balance at June 30, 2000

5,586,600

$ 56,000

8,098,637

$ 8,099,000

$ 124,902,000

$(4,119,000
)
$(89,246,000
)
$ 39,692,000

Exercise of stock warrants
--

--

1,572,000

16,000

47,000

--

--

63,000

Amortization of Non-cash

compensation
--

--

--

--

--

1,480,000

--

1,480,000

Issuance of common stock

and contingent consideration

to CellGate
--

--

563,000

6,000

3,605,000

--

3,611,000

Issuance of common stock and

contingent consideration

to NXT shareholders
--

--

1,125,000

11,000

6,301,000

--

--

6,312,000

Conversion of Preferred C stock .
(72,125
)
(1,000
)
119,782

1,000

--

--

--

--

Adjustment to reflect

par and stated value change
--

--

--

(8,018,000
)
8,018,000

--

--

--

Net loss
--

--

--

--

--

--

(19,257,000
)
(19,257,000
)

––––––––
–––––––
–––––––––
–––––––––
–––––––––––
–––––––––
–––––––––––
––––––––––

Balance at June 30, 2001
5,514,475

$ 55,000

11,478,419

$ 115,000

$ 142,873,000

$(2,639,000
)
$(108,503,000
)
$ 31,901,000

Exercise of stock options
--

--

214,444

2,000

404,000

--

--

406,000

Non-cash compensation
--

--

30,571

1,000

266,000

--

--

267,000

Amortization of non-cash

compensation
--

--

--

--

--

1,075,000

--

1,075,000

Cancellation of options issued

to Board member
--

--

--

--

(750,000
)
750,000

--

--

Issuance of options to advisor
--

--

--

--

149,000

(149,000
)
--

--

Issuance of contingent

consideration to Cellgate
--

--

468,750

5,000

(5,000
)
--

--

--

Conversion of Preferred C Stock .
(1,573,150
)
(16,000
)
2,621,743

26,000

(10,000
)
--

--

--

Net Loss
--

--

--

--

--

--

(25,552,000
)
(25,552,000
)

––––––––
–––––––
–––––––––
–––––––––
–––––––––––
–––––––––
–––––––––––
––––––––––

Balance at June 30, 2002
3,941,325

$ 39,000

14,813,927

$ 149,000

142,927,000

$ (963,000
)
$(134,055,000
)
$ 8,097,000

––––––––
–––––––
–––––––––
–––––––––
–––––––––––
–––––––––
–––––––––––
––––––––––

––––––––
–––––––
–––––––––
–––––––––
–––––––––––
–––––––––
–––––––––––
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
(2,707,000
)

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
(2,976,000
)

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
(1,627,000
)
(849,000
)

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
Write-off Amount
Net Carrying Amount
Gross Carrying Amount
Accumulated Amortization
Net Carrying Amount

Intellectual

$6,000,000

$(1,416,000
)
$(3,556,000
)
$1,028,000

$6,000,000

$(556,000
)
$5,444,000

property

Acquired
250,000

(104,000
)
(115,000
)
31,000

250,000

(42,000
)
208,000

workforce

Goodwill
2,436,000

(406,000
)
(2,030,000
)
--

2,436,000

(162,000
)
2,274,000

–––––––
–––––––
–––––––
–––––––
–––––––
––––––
–––––––

Total
$8,686,000

$(1,926,000
)
$(5,701,000
)
$1,059,000

$8,686,000

$(760,000
)
$7,926,000

–––––––
–––––––
–––––––
–––––––
–––––––
––––––
–––––––

–––––––
–––––––
–––––––
–––––––
–––––––
––––––
–––––––

Intangibles related to the
acquisition of NXT:

June 30, 2002
June 30, 2001

Gross Carrying Amount
Accumulated Amortization
Net Carrying Amount
Gross Carrying Amount
Accumulated Amortization
Net Carrying Amount

Intellectual

property
$ 3,454,000

$ (907,000
)
$ 2,547,000

$ 3,454,000

$(227,000
)
$ 3,227,000

Acquired

workforce
1,300,000

(390,000
)
910,000

1,300,000

(65,000
)
1,235,000

Marketing

related
1,700,000

(637,000
)
1,063,000

1,700,000

(85,000
)
1,615,000

Goodwill
1,652,000

(245,000
)
1,407,000

1,600,000

(80,000
)
1,520,000

Acquired

intangibles

from NXT
432,000

(432,000
)
--

432,000

(216,000
)
216,000

Balance

reclassified

to assets

held for sale
(8,538,000
)
2,611,000

(5,927,000
)
(8,486,000
)
673,000

(7,813,000
)

–––––––––
–––––––––
–––––––––
–––––––––
––––––––
–––––––––

Total
$ --

$ --

$ --

$ --

$ --

$ --

–––––––––
–––––––––
–––––––––
–––––––––
––––––––
–––––––––

–––––––––
–––––––––
–––––––––
–––––––––
––––––––
–––––––––

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
(1,362,000
)

Additions to accrual (severance and benefits

accrual)
625,000

Write down of accrual balance
(714,000
)

–––––––––

Balance at June 30, 2002
949,000

Less current portion
(262,000
)

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

–––––––––

Total minimum payments required
1,230,000

Less amount representing interest
(158,000
)

–––––––––

Present value of net minimum

lease payments
1,072,000

Less current installments
(785,000
)

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

Range of Exercise Price
Average Remaining Contractual Life
Weighted Average Exercise Price
Number Outstanding
Weighted Average ExercisePrice
Number Exercisable

$0.00 - $1.00

8
.81
$ 0
.61
503,820

$ 0
.66
38,195

$1.01 - $1.50
8
.96
$ 1
.37
491,475

$ 1
.47
107,584

$1.51 - $2.00
9
.55
$ 1
.80
733,562

$ 1
.63
50,200

$2.01 - $2.50
8
.78
$ 2
.22
756,261

$ 2
.22
251,835

$2.51 - $4.00
7
.31
$ 3
.05
34,125

$ 3
.13
28,456

$4.01 - $6.00
7
.71
$ 5
.89
231,583

$ 5
.90
159,707

$6.01 - $35.00
8
.02
$ 8
.77
1,038,474

$ 9
.86
442,253

Stock option transactions
relating to options granted under the plans and other stock options (discussed below) for the years ended June 30, 2002 and 2001 were as follows:

1992 Stock
Option Plan

Number of Shares
Weighted Average Exercise Price Per Share

Balance at June 30, 2000

402,509

$ 10
.13

Granted
--

--

Exercised
--

--

Cancelled
(54,625
)
$ 10
.75

–––––––

Balance at June 30, 2001
347,884

$ 10
.04

Granted
--

Exercised
(18,750
)
$ 2
.84

Cancelled
(116,564
)
$ 14
.14

–––––––

Balance at June 30, 2002
212,570

$ 8
.44

–––––––

–––––––

Exercisable at June 30, 2002
162,848

$ 7
.92

–––––––

–––––––

2000 Stock
Option Plan

Number of Shares
Weighted Average Exercise Price Per Share

Balance at June 30, 2000

--

--

Granted
2,813,785

$ 4
.53

Exercised
--

--

Cancelled
(205,385
)
$ 5
.79

––––––––

Balance at June 30, 2001
2,608,400

$ 4
.43

Granted
1,229,462

$ 1
.28

Exercised
(177,987
)
$ 2
.00

Cancelled
(378,978
)
$ 4
.36

––––––––

Balance at June 30, 2002
3,280,897

$ 3
.25

––––––––

––––––––

Exercisable at June 30, 2002
716,663

$ 5
.01

––––––––

––––––––

Outside the
Plans

Number of Shares
Weighted Average Exercise Price Per Share

Balance at June 30, 2000

504,875

$ 5
.78

Granted
--

--

Exercised
--

--

Cancelled
(149,668
)
$ 3
.38

–––––––

Balance at June 30, 2001
355,207

$ 6
.66

Granted
--

Exercised
(17,707
)
$ 3
.38

Cancelled
(41,667
)
$ 6
.00

–––––––

Balance at June 30, 2002
295,833

$ 7
.11

–––––––

–––––––

Exercisable at June 30, 2002
203,983

$ 7
.07

–––––––

–––––––

Fair Value
Disclosures

Had compensation expense
for the Plans been determined based on the fair value of the options at the grant dates for awards under the Plans consistent with the method of accounting prescribed by SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

June 30,

2002
2001

Net loss

As reported
$ (25,552,000
)
$ (19,257,000
)

Pro forma
$ (28,939,000
)
$ (22,234,000
)

Basic and diluted loss per share

As reported
$ (1.92
)
$ (1.88
)

Pro forma
$ (2.18
)
$ (2.17
)

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

Outstanding and Exercisable Warrants

Number Outstanding and Exercisable
Weighted Average Exercise Price
Average Remaining Contractual Life

Range of exercise price

$ 0.00 - $ 5.90
1,343,750

$ 4
.68
6
.85

$ 5.91 - $ 6.00
6,017,766

$ 6
.00
4
.64

$ 6.01 - $13.00
70,833

$ 9
.72
2
.32

$13.01 - $23.00
56,359

$ 17
.87
1
.41

Provided  below are stock
warrant transactions for the year ended June 30, 2002.

Number of Shares
Weighted Average Exercise Price

Balance at June 30, 2002

9,153,625

$ 4
.90

Granted
--

--

Exercised
--

--

Cancelled
(1,572,000
)
$ 0
.04

––––––––

Balance at June 30, 2001
7,581,625

$ 5
.90

Granted
--

--

Exercised
--

--

Cancelled
(92,917
)
$ 7
.09

––––––––

Balance at June 30, 2002
7,488,708

$ 5
.89

––––––––

––––––––

Exercisable at June 30, 2002
7,488,708

$ 5
.89

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

                                                 ----             ----

June 30,

2002
2001

Deferred tax assets

Net operating loss carry-forwards
$ 24,365,000

$ 18,691,000

Intangibles
3,096,000

322,000

Inventory reserves
1,178,000

6,000

Loss on disposition of subsidiary
635,000

--

Accrued restructuring expense
323,000

900,000

Other
233,000

385,000

––––––––––
––––––––––

$ 29,830,000

$ 20,304,000

Valuation allowance
(29,830,000
)
(20,304,000
)

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