Form 10KSB/A
period 2003-06-30
U S WIRELESS DATA INC
filed 2003-10-28
CIK 895716

UNITED STATES
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

$0.01 Par Value Common Stock
(Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [  ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [X]

     The issuer’s revenues for the fiscal year ended June 30, 2003 were $3,725,000. The aggregate market value of the issuer’s voting common equity held as of October 24, 2003 by non-affiliates of the Issuer was approximately $6,070,000 based on the closing price of $0.36 as of October 24, 2003.

     As of October 24, 2003, the issuer had 17,630,382 shares of its $0.01 par value common stock outstanding.

      Transitional Small Business Disclosure Format (check one):     Yes  [  ]     No  [X]

EXPLANATORY NOTE

The purpose of this amendment is to include the information required by Part III of Form 10-KSB, which was omitted from our Form 10-KSB as originally filed on October 14, 2003 since we originally planned to incorporate such information by reference to our Proxy. We now plan on filing our Proxy at a later date.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

MANAGEMENT

Board of Directors

The following table contains certain information with respect to the directors of the Company.

Name	Age	Principal Occupation	Director Since
Dean M. Leavitt	44	Chief Executive Officer and Chairman of the	May 1999
		Board of the Company
Barry A. Kaplan	47	Private Investor	March 2000
Amy L. Newmark	46	Private Investor	March 2000
Chester N. Winter	72	General Partner of Colorado Incubator Fund, L.P.	February 1994

Dean M. Leavitt. Mr. Leavitt has been the Chief Executive Officer and Chairman of the Board of Directors of the Company since May 3, 1999. Prior to joining the Company, Mr. Leavitt was founder and President of US Data Capture, Inc., a "boutique" credit card processing company specializing in formulating and implementing sophisticated credit card acceptance applications for institutional clients such as hospitals, universities, municipalities, publishing houses, professional sports teams and transportation companies. Prior to founding US Data Capture, Mr. Leavitt served in several management positions at real estate development, acquisitions and investment banking organizations. Mr. Leavitt serves on the board of the Electronic Transactions Association, the international trade association serving the needs of the electronic payments industry. Mr. Leavitt holds a Bachelor of Arts degree in economics and psychology from Emory University in Atlanta, Georgia.

Barry A. Kaplan. Mr. Kaplan is a private investor. For 16 years, until June 2002, he worked for Goldman, Sachs & Co., where he was a Managing Director. From May 2001 through May 2002, he managed proprietary investments for the firm’s Equity Division in the media and telecommunications area. Prior to that he spent 15 years in the Investment Research Department where he co-headed the department’s communications and media research efforts, and was responsible for coverage of the wireless communications and cable television sectors. Prior to joining Goldman, Sachs in 1986, Mr. Kaplan was an analyst at Bear, Stearns & Co. and A.G. Becker Inc. and, before that, worked in the broadcasting industry. He is a Chartered Financial Analyst and a member of the New York Society of Security Analysts and the Media and Entertainment Analysts Association of New York. He is also a member of the Board of Overseers of the Brandeis University Graduate School of International Economics and Finance. Mr. Kaplan graduated from Brandeis University in 1977, and received his MBA from the Wharton School of the University of Pennsylvania in 1980.

Amy L. Newmark. Ms. Newmark is a private investor in the technology, Internet and telecommunication fields. From 1995 to 1997, she was Executive Vice President - Strategic Planning at Winstar Communications, Inc., a telecommunications, Internet and media company. From 1993 to 1995, Ms. Newmark was the general partner of Information Age Partners, a hedge fund investing primarily in technology and emerging growth companies. Prior to that she was a securities analyst specializing in telecommunications and technology companies. She is a director of Verso Technologies, Inc. Ms. Newmark graduated magna cum laude from Harvard College in 1979, and is a Chartered Financial Analyst.

Chester N. Winter. Mr. Winter is a general partner of Colorado Incubator Fund, L.P., a venture capital fund that invests in early stage high technology enterprises, including software, materials, medical and biotechnology; a position he has held since 1991. Since March 1993, he has also been Vice President of Paradigm Partners, LLC, a consulting company. Mr. Winter became a director of the Company in February 1994. From February 1994 until September 1995 he served as Chairman of Highland Energy, Inc., a subsidiary of Eastern Utility Associates. He holds B.A. and M.S. degrees in Economics from the University of Colorado and has completed the Owner/President Management Program at Harvard University Graduate School of Business.

Executive Officers

The names of, and certain information regarding, executive officers of the Company who are not also directors, are set forth below.

Name	Age	Position with the Company	Officer Since
Heidi R. Goff	56	President and Chief Operating Officer	October 2001
Charles I. Leone	42	Executive Vice President, Chief	February 2000
		Administrative Officer and Secretary
Adi Raviv	47	Executive Vice President and Chief	August 2002
		Financial Officer

Heidi R. Goff. Ms. Goff has served as President and Chief Operating Officer of the Company since October 2001. Prior to joining the Company, Ms. Goff was President and Chief Executive Officer of ExchangePath, LLC, an Internet payments start-up company, from June 1999 to March 2001. From April 1996 to June 1999, Ms. Goff served as Executive Vice President, Strategy and Market Development for Global Payment Systems, a joint venture company of National Data Corporation and MasterCard International. From November 1984 to April 1996, Ms. Goff served in several executive positions for MasterCard International. During her tenure at MasterCard International, Ms. Goff’s executive positions included: Vice President, Debit Services, Senior Vice President and General Manager, Merchant Services and Senior Vice President, Global Merchant Services. At MasterCard and Global Payment Systems, Ms. Goff had primary oversight and responsibility for the development and growth of the MasterCard Automated Processing Program (MAPP), a leading payment processing network. Ms. Goff developed MAPP while at MasterCard and managed the sale of MAPP to National Data Corporation, creating Global Payments. Ms. Goff moved to Global Payments to continue her stewardship of MAPP. From 1982 to 1984, Ms. Goff served as Vice President of Marketing, Electronic Financial Services Division (EFS) for Automatic Data Processing. At EFS, Ms. Goff was a major contributor to the successful start-up of the company until its ultimate sale to Electronic Data Systems (EDS). From 1975 to 1982, Ms Goff Served as Vice President and General Manager, The ATM Cooperative with California Credit Union League Services Corporation, a processing services company for over 2,500 credit unions. Ms. Goff started her career with a division of IBM Corporation. Ms. Goff holds a Bachelors of Business Administration Degree from Spencerian College.

Charles I. Leone. Mr. Leone joined the Company as Chief Financial Officer and Chief Operating Officer in February 2000. He currently serves as Executive Vice President, Chief Administrative Officer and Secretary of the Company. Mr. Leone previously served as Senior Vice President, Systems and Finance, Retail Division for Phoenix Investment Partners, Ltd., a leading U.S. investment management company ("Phoenix"). Mr. Leone served as Chief Financial Officer and a First Vice President of Zweig/Glaser Advisers and Zweig Securities Corp. and as an executive officer and/or director of various affiliates of such entities. He joined these entities at their formation in 1989 and served with them until their acquisition by Phoenix on March 1, 1999. Prior to that, Mr. Leone was in public accounting at Coopers & Lybrand (now PricewaterhouseCoopers LLP) and McGladrey & Pullen. Mr. Leone is a Certified Public Accountant and received a B.S. in Accounting from C.W. Post Center of Long Island University.

Adi Raviv. Mr. Raviv joined the Company as Executive Vice President and Chief Financial Officer in August 2002. From November 1999 to September 2001, Mr. Raviv served as the Co-Chairman and Chief Financial Officer of THCG, Inc., a publicly traded technology merchant banking and consulting company. There he was responsible for the finance, legal, administration, corporate development, and investor relations departments. He and his partner created THCG through the merger of their investment banking firm with a publicly traded venture capital firm in 1999. Mr. Raviv spent over 14 years in Investment Banking: as an Associate and Vice President at Lehman Brothers from 1987-1993; as the head of Global Investment Banking at Oscar Gruss & Son Incorporated from 1994-1996; and, from 1996-2001, as a Managing Director of Tower Hill Securities, Inc., the successor of the U.S. investment banking arm of Hambros Bank Limited. He also has significant merchant banking, private equity and venture capital experience. Mr. Raviv received his bachelors degree, with honors, in International Relations from the Hebrew University of Jerusalem, and his MBA, with honors, from Columbia University’s Graduate School of Business.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s officers, directors, and persons owning more than ten percent of a registered class of the Company’s equity securities (“ten percent stockholders”) to file reports of ownership and changes of ownership with the SEC. Officers, directors, and ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file with the SEC. To the Company’s knowledge, based solely on its review of the copies of such reports and amendments thereto furnished to the Company, and written representations that no other reports were required, the Company believes that during the Company’s fiscal year ended June 30, 2003, all Section 16(a) filing requirements applicable to the Company’s officers, directors, and ten percent stockholders were met.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the compensation paid by the Company to: (i) the Chief Executive Officer of the Company; (ii) up to four other most highly compensated individuals who were serving as executive officers of the Company at the end of the fiscal year ended June 30, 2003; and (iii) up to two individuals, of which there was one, who would constitute one of the four most highly compensated executive officers (other than the chief executive officer) but for the fact that they were not serving as an executive officer of the Company at the end of the fiscal year ended June 30, 2003 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation
Name And Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Securities Underlying Options and Warrants (#)	All Other Compensation ($)
Dean M. Leavitt
Chief Executive Officer (1)	2003	220,833	--	150,000	7,200	(6)
	2002	250,000	125,000	--	11,800	(6)
	2001	250,000	150,000	925,000	7,000	(6)
Heidi R. Goff
President (2)	2003	192,500	--	112,500	26,300	(7)
	2002	164,063	--	175,000	29,700	(7)
	2001	--	--	--	--
Charles I. Leone
Chief Administrative
Officer (3)	2003	181,333	11,167	150,500	2,063	(8)
	2002	225,000	58,172	--	3,700	(8)
	2001	225,000	58,750	105,000	1,400	(8)
Adi Raviv
Chief Financial
Officer (4)	2003	132,404	--	361,940	625	(8)
	2002	--	--	--	--
	2001	--	--	--	--
Marc R. Shultz
Vice President Business
Development (5)	2003	141,000	20,568	62,400	1,144	(8)
	2002	153,000	85,100	15,000	3,200	(8)
	2001	135,000	40,000	84,225	300	(8)

________________

(1)	Mr. Leavitt became an employee of the Company in May 1999
(2)	Ms. Goff became an employee of the Company in October 2001.
(3)	Mr. Leone became an employee of the Company in February 2000.
(4)	Mr. Raviv became an employee of the Company in August 2002.
(5)	Mr. Shultz became an employee of the Company in June 1999.
(6)

Comprised of $7,200, $7,200 and $5,300 for parking paid by the Company on behalf of the executive and $0, $4,600 and $1,700 for the Company’s matching contribution under the Company’s 401k Plan for the fiscal years 2003, 2002 and 2001, respectively.

(7)	Comprised of rental of an apartment paid by the Company on behalf of the executive.
(8)	Represents the Company’s matching contribution under the Company’s 401k Plan for such period.

Option Grants in Last Fiscal Year

The following table provides information regarding the grant of stock options during the fiscal year ended June 30, 2003 to the Named Executive Officers.

OPTIONS GRANTED IN FISCAL YEAR 2003
(Individual Grants)

Name	Number of Shares Covered by Option Grant		% of Total Options Granted to Employees in Fiscal Year(5)	Exercise Price ($/share) (6)	Expiration Date
Heidi R. Goff	112,500	(4)	7%	0.66	10/24/2012
Dean M. Leavitt	150,000	(4)	10%	0.66	10/24/2012
Charles I. Leone	38,000	(2)	3%	0.66	10/24/2012
Charles I. Leone	112,500	(4)	7%	0.66	10/24/2012
Adi Raviv	250,000	(1)	17%	0.81	8/13/2012
Adi Raviv	111,940	(3)	7%	0.81	8/13/2012
Marc R. Shultz	62,400	(4)	4%	0.66	10/24/2012

______________

(1)

Options issued subject to the terms of the Company’s 1992 Stock Option Plan and are exercisable only as they vest. These options granted commence vesting on the date of grant and become exercisable at a rate of 25% immediately and 25% at the end of each full year from the date of grant provided the optionee continues to be employed by the Company.

(2)

Options issued subject to the terms of the Company’s 2000 Stock Option Plan and are exercisable only as they vest. These options granted commence vesting on the date of grant and become exercisable at a rate of 25% immediately and 25% at the end of each full year from the date of grant provided the optionee continues to be employed by the Company.

(3)

Options issued subject to the terms of the Company’s 2000 Stock Option Plan and are exercisable only as they vest. These options granted commence vesting on the date of grant and become exercisable at a rate of 1/12th at the end of each full month from the date of grant provided the optionee continues to be employed by the Company.

(4)

Options issued outside of the Company’s stock option plans and are exercisable only as they vest. These options granted commence vesting on the date of grant and become exercisable at a rate of 1/12th at the end of each full month from the date of grant provided the optionee continues to be employed by the Company.

(5)	Based on a total of options to purchase 1,503,182 shares granted to all employees in fiscal year 2003.

(6)	All options were granted at an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant.

Aggregated Option and Warrant Exercises in Fiscal 2003 and Fiscal Year-End Option Values

None of the executive officers exercised stock options during the fiscal year ended June 30, 2003. The following table provides information regarding the number of shares covered by both exercisable and unexercisable stock options and warrants held by each of the Named Executive Officers as of June 30, 2003 and the values of the “in-the-money” options and warrants, which values represent the positive spread between the exercise price of any such option and warrant and the fiscal year-end value of the Company’s Common Stock.

Please note that the common stock numbers and per share prices in this section have been retroactively adjusted to give effect to the 1-for-4 reverse stock split that was effectuated on October 18, 2000.

OPTION AND WARRANT EXERCISES IN FISCAL
YEAR 2003 AND FISCAL YEAR-END OPTION VALUES

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options and Warrants at Fiscal Year-End		Value of Unexercised In-The-Money Options and Warrants at Fiscal Year-End (1)
Name	Exercise (#)	Realized ($)	Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
Dean M. Leavitt	--	--	2,059,800	358,950	--	--
Heidi R. Goff	--	--	75,000	212,500	--	--
Charles I. Leone	--	--	241,930	101,070	--	--
Adi Raviv	--	--	174,440	187,500	--	--
Marc R. Shultz	--	--	127,689	58,936	--	--

_____________

(1)	Based on the closing price of $0.14 per share of the Company’s Common Stock as reported by the OTC Bulletin Board on June 30, 2003.

Compensation of Directors

During the fiscal year ended June 30, 2003, the directors did not receive any compensation in their capacity as director.

Current Employment Agreements, Termination of Employment and Change In Control Provisions Applicable To Executive Officers and Directors

As part of management’s cost reduction efforts, Mr. Leavitt, Ms. Goff and Mr. Leone agreed to reduce their salaries effective November 1, 2002 by an aggregate of $187,500 per annum. In light of these salary reductions, on October 24, 2002 options were granted to such executive officers outside of the existing equity compensation plans in the aggregate amount of 375,000 shares. Such options vest and become exercisable in the amount of 1/12th per month from the date of grant, have an exercise price equal to $0.66 and terminate on October 24, 2012.

Dean M. Leavitt. The Company has an employment agreement with Dean M. Leavitt to act as the Company’s Chief Executive Officer and Chairman of the Board. The agreement became effective as of May 10, 2001 and has a an initial term of three years, subject to automatic renewal for one-year terms if not terminated by either party at least three months prior to the end of each term. Mr. Leavitt is entitled to receive salary at the rate of $250,000 (reduced to $175,000 effective November 1, 2002) per year, plus reimbursement of certain customary business expenses. Mr. Leavitt is entitled to an annual cash bonus contingent upon the achievement of certain corporate and/or individual performance goals established by the Board in its discretion. Throughout the employment period, Mr. Leavitt has the right to sponsor up to three Board members for the consideration of the Board, and the Company shall use its best efforts to include such nominees on its slate of nominees at the shareholders meeting immediately following Mr. Leavitt’s sponsorship of such nominees, if they are reasonably acceptable to the Board. If Mr. Leavitt is terminated without “cause” or determines to leave for “good reason” (as these terms are defined in the agreement), Mr. Leavitt is entitled to severance pay for the greater of the remainder of the then current term or eighteen months, payable at regular pay intervals, at a rate of his base salary at the time of termination. In case the Company offers any shares of its Common Stock, or any rights, options, or warrants to subscribe for or purchase Common Stock (or securities convertible into or exchangeable for Common Stock), as part of a financing of the Company (and not pursuant to an acquisition, merger, incentive or compensatory arrangement approved by the Board), Mr. Leavitt shall be entitled to subscribe for such Common Stock, or any rights, options, or warrants to subscribe for or purchase Common Stock (or securities convertible into or exchangeable for Common Stock), at such price as shall be so offered in proportion to the holdings Mr. Leavitt would have had his warrant been exercised immediately prior to the offerings in relationship to all of the issued and outstanding equity securities of the Company. Mr. Leavitt has also entered into an indemnification agreement with the Company pursuant to which the Company has agreed to provide the broadest possible indemnification that is available under applicable law.

Heidi R. Goff. The Company has an employment agreement with Ms. Goff to act as the Company’s President and Chief Operating Officer. The agreement became effective as of October 10, 2001 and has a term of two years, subject to automatic renewal for one-year terms if not terminated by either party at least ninety days prior to the end of each term. Ms. Goff is entitled to receive a base salary of $225,000 (reduced to $168,750 effective November 1, 2002) per year, plus reimbursement of customary business expenses. In addition, Ms. Goff is also eligible to receive an annual targeted bonus of $112,500 at the discretion of the Company. Ms. Goff was also granted an option to purchase 175,000 shares of Common Stock at $0.67 per share. If Ms. Goff is terminated without “cause” or determines to leave for “good reason” (as such terms are defined in the agreement), Ms. Goff is entitled to severance pay for the 180-day period following the termination date or until Ms. Goff obtains full time employment, payable at regular pay intervals, at the rate of her base salary at the time of termination.

Charles I. Leone. The Company has an employment agreement with Mr. Leone who currently serves as Executive Vice President, Chief Administrative Officer and Secretary. The agreement became effective as of November 8, 2002 and has a term of one year, subject to automatic renewal for one-year terms if not terminated by either party at least ninety days prior to the end of each term. Mr. Leone is entitled to receive a base salary of $150,000 per year, plus reimbursement of customary business expenses. In addition, Mr. Leone is also eligible to receive an annual bonus at the discretion of the Company, subject to a minimum cash bonus of $18,750. If Mr. Leone is terminated without “cause” or determines to leave for “good reason” or if the employment agreement is not renewed by the Company (as such terms are defined in the agreement), Mr. Leone is entitled to severance pay for the six month period following the termination date, payable at regular pay intervals, at the rate of his base salary plus the guaranteed minimum annual cash bonus at the time of termination.

Adi Raviv. The Company has an employment agreement with Mr. Raviv to act as the Company’s Executive Vice President and Chief Financial Officer. The agreement became effective as of August 13, 2002 and has an initial term of two years, subject to automatic renewal for one-year terms if not terminated by either party at least ninety days prior to the end of each term. Mr. Raviv is entitled to receive a base salary of $150,00 for the first year and $225,000 for the second year of the initial term, plus reimbursement of customary business expenses. In addition, Mr. Raviv is also eligible to receive an annual bonus at the discretion of the Board. Mr. Raviv was also granted options to purchase 111,940 and 250,000 shares of Common Stock at $0.81 per share. If Mr. Raviv is terminated without “cause” or determines to leave for “good reason” (as these terms are defined in the agreement), Mr. Raviv is entitled to severance pay for the greater of the remainder of the then current term or six months, payable at regular pay intervals, at a rate of his base salary at the time of termination.

In accordance with the executive employment agreements described above, any options or warrants to purchase shares of the Company’s Common Stock held by an executive officer immediately prior to termination of employment within six months of a “change of control” or upon a termination by the Company “without cause” or by the executive for “good reason”, as such terms are defined in the agreements, shall become immediately vested and exercisable, subject to the other terms of the option or warrant itself. The executive officers would also be entitled to receive a pro-rated portion of their annual bonus in the event of a “change in control”.

The 2002 Stock Option Plan

General. The 2002 Stock Option Plan was adopted for the purpose of granting selected employees, officers, directors, agents, consultants and independent contractors of the Company options to purchase Common Stock so that they may have the opportunity to participate in the growth of the Company and to provide these people with an increased incentive to promote the interests of the Company. No stock option grants under this plan have been issued as of October 24, 2003.

Administration of the 2002 Stock Option Plan. The Board will administer the 2002 Stock Option Plan, except to the extent the Board delegates its authority to a committee of the Board to administer the 2002 Stock Option Plan. The Board may from time to time adopt rules and regulations, as it deems advisable for the administration of the 2002 Stock Option Plan, and may alter, amend or rescind any such rules and regulations in its discretion. The Board has the power to interpret, amend or discontinue the 2002 Stock Option Plan. Unless sooner terminated by the Board, the 2002 Stock Option Plan shall terminate on October 24, 2012.

Grant of Options. Options may be granted under the plan for a total of 3,500,000 shares of Common Stock. Options may be either “incentive stock options” within the meaning of Section 422 of the Code, or non-qualified options. Incentive stock options may be granted only to any individual who, at the time the option is granted, is an employee of the Company or any related corporation, while non-qualified options may be granted to any director, employee, officer, agent, consultant or independent contractor of the Company or any related corporation, whether an individual or an entity. Options under the 2002 Stock Option Plan must be issued by October 24, 2012. During the fiscal year ended June 30, 2003, the Company did not issue options under this plan.

Terms and Conditions of Options. The maximum number of shares that may be purchased pursuant to the exercise of each option and the price per share at which such option is exercisable (the “Exercise Price”) shall be established by the 2002 Plan Administrator, provided that the 2002 Plan Administrator shall act in good faith to establish the Exercise Price which shall be not less than the fair market value per share of the Common Stock at the time the option is granted with respect to incentive stock options and not less than par value per share of the Common Stock at the time the option is granted with respect to nonqualified stock options and also provided that, with respect to incentive stock options granted to greater than 10% stockholders, the Exercise Price shall be as required by Section 6 of the 2002 Stock Option Plan. In addition, no individual may be granted options under the 2002 Stock Option Plan to purchase more than 1,166,000 shares of Common Stock during any one year, subject to adjustment as set forth in Section 7 of the 2002 Stock Option Plan.

Exercise of Options. An optionee may exercise less than the entire vested portion of an option, in which case such unexercised, vested portion shall continue to remain exercisable, subject to the terms of the 2002 Stock Option Plan, until the option terminates. Stock options granted under the 2002 Stock Option Plan cannot be exercised more than 10 years from the date of grant. Stock options issued to a 10% stockholder are limited to five-year terms. Any unexercised options that expire or that terminate upon an employee’s ceasing to be employed by the Company become available again for issuance under the 2002 Stock Option Plan.

Registration of Shares Issued Under the 2002 Stock Option Plan. On March 10, 2003, the Company filed a Registration Statement on Form S-8 to register 3,500,000 shares issuable pursuant to the exercise of options that may be issued under the 2002 Stock Option Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of the Company’s Common Stock and Series C Preferred Stock as of October 24, 2003, by the (i) Named Executive Officers, (ii) all persons, including groups, known to the Company to own beneficially more than five percent (5%) of the outstanding Common Stock of the Company, and (iii) all executive officers and directors as a group. A person (or group) is deemed to be a beneficial owner of Common Stock that can be acquired by such person or group within 60 days from October 24, 2003, upon the exercise of warrants, options or other rights exercisable for, or convertible into, Common Stock. As of October 24, 2003, there were a total of 17,630,382 shares of Common Stock and 3,547,700 shares of Series C Preferred Stock outstanding, convertible into an aggregate of 5,912,833 shares of Common Stock.

On October 24, 2002, options were granted to executive officers outside of the existing equity compensation plans in the aggregate amount of 375,000 shares for a reduction in salaries aggregating $187,500 per annum.

Except as otherwise indicated, the address of each of the following persons is c/o U.S. Wireless Data, Inc., 750 Lexington Avenue, New York, New York 10022.

CERTAIN HOLDERS OF COMMON STOCK

	Beneficially Owned as of October 24, 2003 (1)
Name and Address of Owner	Number of Shares		Percent of Class
Dean M. Leavitt	2,659,743	(2)	13.3%
Michael S. Falk	1,922,677	(3)	10.1%
c/o Commonwealth Associates Group Holdings, LLC
830 Third Avenue, 8th Floor
New York, NY 10022
Sandler Capital Partners	1,041,671	(4)	5.6%
767 Fifth Avenue
New York, New York 10153
Barry A. Kaplan	754,738	(5)	4.1%
Charles I. Leone	339,001	(6)	1.9%
Heidi R. Goff	229,167	(7)	1.3%
Adi Raviv	221,315	(8)	1.2%
Amy L. Newmark	206,251	(9)	1.2%
Marc R. Shultz	202,459	(10)	1.1%
Chester N. Winter	155,487	(11)	*
All directors and named executive officers as a group (8 persons)	4,768,161	(12)	21.6%

________________

* Represents less than 1% of outstanding shares.

(1)

Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission (“SEC”). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, warrants or rights held by that person that are currently exercisable or exercisable, convertible or issuable within 60 days of October 24, 2003, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Includes 1,343,750 shares that Mr. Leavitt has the right to acquire, through the exercise of warrants to purchase Common Stock. Also includes (i) 41,667 shares of Common Stock issuable upon conversion of 25,000 shares of Series C Preferred Stock, (ii) 288,909 shares of Common Stock, (iii) 10,417 shares of Common Stock issuable upon the exercise of a warrant, and (iv) 975,000 shares of Common Stock underlying options.

(3)

The information shown is based on information provided to the Company by Commonwealth Associates, L.P. (“Commonwealth”). Includes 772,574 shares that Commonwealth Associates Liquidation, LLC has the right to acquire through the exercise of warrants to purchase Common Stock. Also includes (i) 58,333 shares of Common Stock issuable upon conversion of 35,000 shares of Series C Preferred Stock, (ii) 436,940 shares of Common Stock, and (iii) 654,830 shares of Common Stock issuable upon the exercise of warrants.

(4)	Includes 833,333 shares of Common Stock issuable upon conversion of 500,000 shares of Series C Preferred Stock and 208,338 shares of Common Stock issuable upon exercise of a warrant.

(5)

Includes 416,667 shares of Common Stock issuable upon conversion of 250,000 shares of Series C Preferred Stock and 104,169 shares of Common Stock issuable upon exercise of a warrant. Also includes (i) 40,404 shares of Common Stock, (ii) 39,331 shares of Common Stock issuable upon exercise of other warrants, and (iii) 154,167 shares of Common Stock underlying options.

(6)

Includes 16,667 shares of Common Stock issuable upon conversion of 10,000 shares of Series C Preferred Stock and 4,167 shares of Common Stock issuable upon the exercise of a warrant. Also includes 318,167 shares of Common Stock underlying options.

(7)	Represents 229,167 shares of Common Stock underlying options.

(8)	Represents 221,315 shares of Common Stock underlying options.

(9)

Includes 41,667 shares of Common Stock issuable upon conversion of 25,000 shares of Series C Preferred Stock and 10,417 shares of Common Stock issuable upon the exercise of a warrant. Also includes 154,167 shares of Common Stock underlying options.

(10)

Includes 16,667 shares of Common Stock issuable upon conversion of 10,000 shares of Series C Preferred Stock and 4,167 shares of Common Stock issuable upon the exercise of a warrant. Also includes 181,625 shares of Common Stock underlying options.

(11)	Represents 3,125 shares of Common Stock and 152,362 shares of Common Stock underlying options.

(12)	Includes all shares underlying options, warrants and convertible securities as described in footnotes (2) and (5) — (11) of this table.

Holders of Series C Preferred Stock vote as a class with respect to election of the Series C Directors.

CERTAIN HOLDERS OF SERIES C PREFERRED STOCK

	Beneficially Owned as of October 24, 2003 (1)
	Number of Shares	Percent of Class
Sandler Capital Partners	500,000	14%
767 Fifth Avenue
New York, New York 10153
Barry A. Kaplan	250,000	7%
Michael S. Falk	35,000	1%
c/o Commonwealth Associates Group Holdings, LLC
830 Third Avenue, 8th Floor
New York, NY 10022
Dean M. Leavitt	25,000	*
Amy L. Newmark	25,000	*
Charles I. Leone	10,000	*
Marc R. Shultz	10,000	*
Heidi R. Goff	--	--
Adi Raviv	--	--
Chester N. Winter	--	--
All directors and named executive officers as a group (8 persons)	320,000	9%

________________

* Represents less than 1% of outstanding shares.

(1)

To the Company’s knowledge, except as otherwise indicated in the footnotes to this table, all persons named in this table have sole voting and investment power with respect to all shares of Series C Preferred Stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC. The Series C Preferred Stock is not publicly traded or registered under the Securities Exchange Act of 1934 (the “Exchange Act”).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Commonwealth

The terms of the Series C Preferred Stock and the Unit Warrants may be amended, modified or waived by an agreement among the Company, Commonwealth and a committee to be designated by Commonwealth whose members hold in the aggregate not less than 20% of the outstanding Series C Preferred Stock and not less than 20% of the outstanding Unit Warrants.

Commonwealth has the right, under an agency agreement in connection with the Series C Private Placement, to designate two directors to the Company’s Board. Commonwealth has designated Amy L. Newmark to the Board.

Michael S. Falk, the Chief Executive Officer and controlling owner of Commonwealth and its related affiliates, served on the Company’s Board from March 2000 to March 2002. Lee Provow, a Commonwealth designee, replaced Mr. Falk as a director of the Company until his resignation in October 2002.

No investment banking fees were paid to Commonwealth during fiscal year 2003.

As a result of securities holdings and the rights described above, Mr. Falk, through his direct ownership in the Company and his control of Commonwealth, is deemed to control the Company.

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

4.9	Form of Common Stock Purchase Warrant issued to Charles Burtzloff in conjunction with the $500,000 loan made to us as of November 1, 1998 (4)

4.10	Form of Unit Warrant (7)

4.11	Form of Subscription Agreement (7)

4.12	Form of Placement Agent Warrant (7)

4.13	Form of Peter J. Solomon Securities Company Limited Warrant (7)

4.14	Form of Bold Street, LLC Warrant (7)

4.15	Form of Warrant Amendment Agreement, dated as of September 7, 2000, by and between us and unit 4.15 purchase warrant holders (8)

4.16	Common Stock Purchase Warrant issued to Dean M. Leavitt as of May 3, 1999 (5)

4.17	Form of Nonqualified Stock Option Certificate issued to Edwin M. Cooperman dated March 29, 2000 (9)

4.18	Form of Nonqualified Stock Option Certificate issued to Barry A. Kaplan dated March 29, 2000 (9)

4.19	Form of Nonqualified Stock Option Certificate issued to Amy L. Newmark dated March 29, 2000 (9)

4.20	Form of Nonqualified Stock Option Certificate issued to Charles I. Leone dated February 15, 2000 (9)

4.21	Form of Common Stock Purchase Warrant (originally issued to Dean M. Leavitt as of May 3, 1999), as re-executed as of January 4, 2000 to reflect repricing authorized as of such date (9)

4.22	Form of Common Stock Purchase Warrant for 22,500 shares issued to RBB Bank dated January 20, 2000 (9)

4.23	Form of Common Stock Purchase Warrant for 15,000 shares issued to Lippert/Heilshorn & Associates, Inc. dated March 28, 2000 (9)

Exhibit
Number          Description of Exhibit

4.24	Form of Common Stock Purchase Warrant for 50,000 shares issued to Cornell Consulting International, Inc. dated March 28, 2000 (9)

4.25	Form of Common Stock Purchase Warrant for 25,000 shares issued to Cornell Consulting International, Inc. dated May 4, 2000 (9)

4.26	Form of Nonqualified Stock Option Certificate issued to Heidi R. Goth (dated October 24, 2002) (19)

4.27	Form of Nonqualified Stock Option Certificate issued to Dean M. Leavitt (dated October 24, 2002) (19)

4.28	Form of Nonqualified Stock Option Certificate issued to Charles I. Leone (dated October 24, 2002) (19)

4.29	Form of Nonqualified Stock Option Certificate issued to Mark R. Shultz (dated October 24, 2002) (19)

4.30	Warrant Certificate, dated September 16, 2003, between us and Brascan Financial Corporation (20)

10.1	Form of Amended and Restated Employment Agreement between us and Dean M. Leavitt dated December 20, 2000 (14)

10.2	Indemnification Agreement between us and Dean M. Leavitt entered into as of May 3, 1999 (5)

10.3	Form of Employment Agreement between us and Charles I. Leone dated November 8, 2002 (21)

10.4	Form of Employment Agreement between us and Heidi R. Goff dated October 10, 2001 (15)

10.5	Form of Employment Agreement between us and Adi Raviv dated August 15, 2002 (17)

10.6	Form of lease agreement for the 20th floor at 750 Lexington Avenue dated May 22, 2000 (11)

10.7	Asset Purchase Agreement dated August 31, 2002 (Sale of NXT) (16)

10.8	Term and Loan Security Agreement, dated September 16, 2003, between us and Brascan Financial Corporation (20)

10.9	Term Note made by us, dated September 16, 2003 (20)

10.10	Registration Rights Agreement, dated September 16, 2003 between us and Brascan Financial Corporation (20)

10.11	Trade Name Letter, dated September 16, 2003, between us and Brascan Financial Corporation (20)

10.12	Copyright Security Agreement, dated September 16, 2003, between us and Brascan Financial Corporation (20)

10.13	Trademark Security Agreement, dated September 16, 2003, between us and Brascan Financial Corporation (20)

10.14	Patent Security Agreement, dated September 16, 2003, between us and Brascan Financial Corporation (20)

23.1	Consent of Deloitte & Touche LLP *

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 (21)

32.2	Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 (21)

______________________

*	Filed herewith.

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

(2)	Incorporated by reference from the like-named exhibit filed with our Registration Statement on Form SB-2 (SEC File No. 333-52625) as of May 14, 1998.

(3)	Incorporated by reference from the like-named exhibit filed with Amendment No. 1 to our Registration Statement on Form SB-2 (SEC File No. 333-52625) as of July 16, 1998.

(4)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1998, filed on December 18, 1998.

(5)	Incorporated by reference from the like-named exhibit filed with our Registration Statement on Form SB-2 (SEC File No. 333-81897), filed on June 30, 1999.

(6)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1999, filed on October 14, 1999.

(7)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K/A Reporting an Event of March 28, 2000, filed on April 18, 2000.

(8)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of September 7, 2000, filed on September 19, 2000.

(9)	Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2000, filed on May 15, 2000.

(10)	Incorporated by reference from the like-named exhibit filed with our Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders held on September 7, 2000, filed on August 9, 2000.

(11)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 2000, filed on September 28, 2000.

(12)	Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2000, filed on November 14, 2000.

(13)	Incorporated by reference from the like-named exhibit filed with our Registration Statement on Form S-8, filed on December 8, 2000.

(14)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 2001, filed on September 28, 2001.

(15)	Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2001, filed on February 14, 2002.

(16)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of August 31, 2002, filed on September 5, 2002.

(17)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 2002, filed on September 30, 2002.

(18)	Incorporated by reference from the like-named exhibit filed with our Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders held on December 17, 2002, filed on October 28, 2002.

(19)	Incorporated by reference from the like-named exhibit filed with our Registration Statement on Form S-8, filed on March 10, 2003.

(20)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K Reporting an Event of September 16, 2003, filed on September 16, 2003.

(21)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 2003, filed on October 14, 2003.

(b) Reports on Form 8-K

None.

SIGNATURES

        In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 28, 2003

U.S. WIRELESS DATA, INC. /s/ Dean M. Leavitt —————————————— Dean M. Leavitt Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Dean M. Leavitt
Dean M. Leavitt	Chief Executive Officer and Chairman	October 28, 2003
of the Board of the Company
(Principal Executive Officer)
/s/ Adi Raviv
Adi Raviv	Executive Vice President and	October 28, 2003
Chief Financial Officer
(Principal Financial Officer)
/s/ Barry A. Kaplan
Barry A. Kaplan	Director	October 28, 2003
/s/ Amy L. Newmark
Amy L. Newmark	Director	October 28, 2003
/s/ Chester N. Winter
Chester N. Winter	Director	October 28, 2003