Form 10QSB
period 2003-09-30
U S WIRELESS DATA INC
filed 2003-11-13
CIK 895716

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

                           [X]    Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act
                                     of 1934 for the quarterly period ended September 30, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X]     No [  ]

As of November 11, 2003, there were outstanding 17,630,382 shares of the Registrant’s Common Stock ($0.01 par value per share).

Transitional Small Business Disclosure Format. Yes [  ]     No [X]

U.S. WIRELESS DATA, INC.
TABLE OF CONTENTS

	Page
PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Balance Sheets as of
September 30, 2003 and June 30, 2003	3
Consolidated Statements of Operations for the three months
ended September 30, 2003 and 2002	4
Consolidated Statements of Cash Flows for the three months ended
September 30, 2003 and 2002	5
Consolidated Statements of Stockholders’ (Deficit) Equity for
the year ended June 30, 2003 and the three months
ended September 30, 2003	6

Notes to Consolidated Financial Statements	7-	16
ITEM 2. Management’s Discussion and Analysis	17-	37
ITEM 3. Controls and Procedures	37
PART II -- OTHER INFORMATION
ITEM 1. Legal Proceedings	38
ITEM 2. Changes in Securities and Use of Proceeds	38
ITEM 3. Defaults Upon Senior Securities	38
ITEM 4. Submission of Matters to a Vote of Security Holders	38
ITEM 5. Other Information	38
ITEM 6. Exhibits and Reports on Form 8-K	38
SIGNATURES	39

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	June 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 185,000	$ 602,000
Accounts receivable, net of allowance for
doubtful accounts of $22,000 and $18,000
at September 30, 2003 and June 30, 2003, respectively	321,000	306,000
Due from factor	55,000	140,000
Inventory, net	200,000	137,000
Deferred cost of revenue	138,000	63,000
Prepaids and other current assets	387,000	535,000

Total current assets	1,286,000	1,783,000
Property and equipment, net	1,403,000	1,374,000
Deferred interest	758,000	--
Restricted cash	456,000	1,081,000
Other assets	48,000	71,000

Total assets	$ 3,951,000	$ 4,309,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$ 714,000	$ 833,000
Accrued liabilities	979,000	892,000
Notes payable	840,000	--
Accrued restructuring expense, current portion	--	560,000
Customer advances	556,000	685,000
Deferred revenue	295,000	159,000
Obligation under capital lease, current portion	249,000	179,000

Total current liabilities	3,633,000	3,308,000
Obligation under capital lease, less current portion	320,000	390,000
Deferred rent expense	199,000	195,000
Other liabilities	85,000	151,000

Total liabilities	4,237,000	4,044,000

Commitments and contingencies (Note 9)
Stockholders’ (deficit) equity:
Preferred stock, 25,000,000 shares authorized:
Series C convertible, at $.01 par value, liquidation value
$10.00 per share, aggregating $35,477,000 and $35,487,000
at September 30, 2003 and June 30, 2003, respectively; 8,450,000 shares authorized, 3,547,700 and 3,548,700 issued and
outstanding at September 30, 2003 and June 30, 2003, respectively	36,000	36,000
Common stock, 200,000,000 shares authorized at $.01 par value;
17,630,382 and 17,628,716 shares issued and outstanding at
September 30, 2003 and June 30, 2003, respectively	176,000	176,000
Additional paid-in capital	143,468,000	142,688,000
Accumulated deficit	(143,966,000)	(142,635,000)

Total stockholders’ (deficit) equity	(286,000)	265,000

Total liabilities and stockholders’ (deficit) equity	$ 3,951,000	$ 4,309,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,
	2003	2002
Revenues
Service revenues
Activation fees	$ 82,000	$ 104,000
Monthly fees	974,000	527,000
Transaction fees	94,000	63,000
Other fees	80,000	23,000

Total service revenues	1,230,000	717,000
Product sales	16,000	66,000

Total revenues	1,246,000	783,000

Cost of revenues
Services	734,000	322,000
Product sales	10,000	61,000

Total cost of revenues	744,000	383,000

Gross profit	502,000	400,000

Operating expenses
Selling, general and administrative
(Exclusive of non-cash compensation for directors)	1,538,000	1,862,000
Non-cash compensation for directors	--	281,000

Total selling, general and administrative	1,538,000	2,143,000
Depreciation and amortization	153,000	269,000
Research and development	94,000	158,000

Total operating expenses	1,785,000	2,570,000

Loss from operations	(1,283,000)	(2,170,000)
Interest income	2,000	13,000
Interest expense	(76,000)	(60,000)
Other income (expense), net	26,000	(57,000)

Loss from continuing operations	(1,331,000)	(2,274,000)

Discontinued operations:
Income from discontinued operations	--	371,000
Gain on sale of discontinued operations	--	140,000

Income from discontinued operations	--	511,000

Net loss	$(1,331,000)	$(1,763,000)

Basic and diluted net loss per share:
Loss from continuing operations	$ (0.08)	$ (0.15)
Income from discontinued operations	--	0.03

Net loss per share	$ (0.08)	$ (0.12)

Weighted average common shares outstanding, basic and diluted	17,629,000	14,971,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,331,000)	$(1,763,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	153,000	269,000
Amortization of non-cash deferred interest	22,000	--
Gain on sale of discontinued operations	--	140,000
Bad debt expense	6,000	14,000
Deferred rent	4,000	4,000
Non-cash compensation for directors	--	281,000
Non-cash consulting and other	--	78,000
Changes in operating assets and liabilities:
Accounts receivable	(21,000)	537,000
Due from factor	85,000	--
Inventory	(63,000)	12,000
Deferred cost of revenue	(75,000)	--
Prepaids and other current assets	148,000	23,000
Other assets	--	(1,000)
Accounts payable	(119,000)	48,000
Accrued liabilities	87,000	(519,000)
Accrued restructuring expense	65,000	(131,000)
Customer advances	(129,000)	83,000
Deferred revenue	136,000	(4,000)
Other liabilities	(66,000)	93,000

Net cash used in operating activities	(1,098,000)	(836,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of NXT	--	5,000,000
Payment of expenses for sale of NXT	--	(820,000)
Purchase of property and equipment	(159,000)	(22,000)
Decrease in restricted cash	625,000	36,000
Payment for acquisition, net of cash acquired	--	11,000

Net cash provided by investing activities	466,000	4,205,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	450,000	--
Payment of notes payable	(450,000)	--
Proceeds from bridge loan	840,000	--
Payments for real estate lease termination	(625,000)	--
Payments of obligations under capital lease	--	(223,000)

Net cash provided by (used in) financing activities	215,000	(223,000)

Net (decrease) increase in cash and cash equivalents	(417,000)	3,146,000
Cash and cash equivalents, beginning of year	602,000	2,862,000

Cash and cash equivalents, end of year	$ 185,000	$ 6,008,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEAR ENDED JUNE 30, 2003 AND THE THREE MONTHS ENDED SEPTEMBER 30, 2003
(Unaudited)

	Series C Convertible Preferred Stock	Common Stock			Additional Paid-in	Unearned Compensation and Contra	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Equity	Deficit	Equity
BALANCE AT JUNE 30, 2002	3,941,325	$ 39,000	14,813,927	$ 149,000	$ 142,927,000	$(963,000)	$(134,055,000)	$ 8,097,000
Amortization of non-cash compensation
for directors	--	--	--	--	--	563,000	--	563,000
Cancellation of options issued to-
Board member	--	--	--	--	(375,000)	281,000	--	(94,000)
Issuance of options for services	--	--	--	--	133,000	--	--	133,000
Amortization of non-cash investment
banking services	--	--	--	--	--	119,000	--	119,000
Issuance of options related to the
sale of NXT	--	--	--	--	52,000	--	--	52,000
Issuance of common stock to former
NXT shareholders	--	--	2,241,658	22,000	(22,000)	--	--	--
Retirement of common stock in
settlement of notes receivable	--	--	(81,818)	(1,000)	(24,000)	--	--	(25,000)
Conversion of Series C convertible
preferred stock	(392,625)	(3,000)	654,949	6,000	(3,000)	--	--	--
Net loss	--	--	--	--	--	--	(8,580,000)	(8,580,000)

BALANCE AT JUNE 30, 2003	3,548,700	$ 36,000	17,628,716	$ 176,000	$ 142,688,000	$ --	$(142,635,000)	$ 265,000
Conversion of Series C convertible
preferred stock	(1,000)	--	1,666	--	--	--	--	--
Issuance of warrants for Bridge Loan	--	--	--	--	780,000	--	--	780,000
Net loss	--	--	--	--	--	--	(1,331,000)	(1,331,000)

BALANCE AT SEPTEMBER 30, 2003	3,547,700	$ 36,000	17,630,382	$ 176,000	$ 143,468,000	$ --	$(143,966,000)	$ (286,000)

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2003 and 2002
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

Going Concern and Liquidity Uncertainties

The Company needs additional capital in the immediate future in order to continue operations. Since the Company’s inception, the Company has incurred significant losses and negative cash flow from operations. As of September 30, 2003, the Company had an accumulated deficit of approximately $144 million and the Company’s principal source of liquidity was approximately $185,000 in cash and cash equivalents. Based on management’s current estimates of revenue levels, operating costs and other cash inflows and outlays, and excluding the remaining proceeds available to the Company from the bridge facility discussed below, the Company will not have cash balances adequate for it to continue operations beyond December 2003 without a sufficient capital infusion by such time. Management’s concerns about capital require the Company to take additional steps to raise funds and cut costs. If the Company is not successful in its efforts to raise additional capital, the Company may be forced to eliminate or curtail certain of its projects, sell assets and take additional steps to conserve cash that may adversely affect the Company’s operations.

In August 2003, the Company signed term sheets with Brascan Financial Corporation (“Brascan”), a subsidiary of Toronto, Canada-based Brascan Corporation, to arrange for the purchase of $12.5 million of a newly issued Series D Preferred Stock representing at least 60% of the Company’s equity. The term sheets contemplated that the Company enters into a strategic alliance with MIST Inc., Brascan’s subsidiary, and a provider of card issuance and payment processing products and gateway services to banks, non-bank card issuers and the payments processing industry. The term sheets contemplated that Brascan would provide a bridge loan to allow the Company to continue operations while negotiating a definitive Series D Preferred Stock purchase agreement and to satisfy the anticipated closing conditions. In addition, the term sheets contain provisions with respect to break-up fees, non-solicitation and other miscellaneous matters.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2003 and 2002
(Unaudited)

On September 16, 2003, the Company entered into a Term Loan and Security Agreement (the “Bridge Loan”) with Brascan, pursuant to which Brascan agreed to lend the Company up to $2.75 million, at an interest rate of 7.5% per annum payable monthly, with cash payments commencing March 28, 2004. The loan is secured by a general security interest in all of the Company’s assets and is due March 16, 2005. A portion of the funds was used to repay a demand loan in the principal amount of $300,000 previously made to the Company on August 28, 2003, which was necessary in order to enable the Company to continue its operations. The remaining portion of the loan will provide the Company with the working capital necessary to allow it to continue operations until February 2004.

In connection with the Bridge Loan, Brascan received a warrant for 10 million shares of common stock exercisable at $.15 per share. Brascan will have certain demand and piggyback registration rights as to the shares of common stock underlying the warrant. The warrant was issued pursuant to certain exceptions contained in the full ratchet anti-dilution provisions of the Series C Convertible Preferred Stock and Series C Warrants and, therefore, the Company believes the issuance of the warrant will not trigger such anti-dilution provisions.

As of November 10, 2003, the Company has drawn down approximately $1.74 million against the $2.75 million Bridge Loan commitment. The Bridge Loan contains various covenants which include, among others, (i) a material adverse change clause, (ii) a minimum monthly revenue requirement of approximately $380,000, and (iii) a minimum net worth requirement of not less than negative $2 million. As of November 10, 2003, the Company was in compliance with these covenants. The Company is currently in technical default under the Bridge Loan with respect to two post-closing covenants (relating to receiving a landlord waiver for the Company’s New York facility and completing the actions necessary to subject certain of the Company’s funds to a “blocked account” arrangement).

On October 30, 2003, the Company received notification from Brascan, on behalf of its designate MIST, that it no longer intends to pursue the equity financing transaction contemplated by the term sheet with USWD as previously announced on September 16, 2003. However, the Company is continuing to explore alternative transactions with MIST, although there can be no assurance that any such transaction will be consummated, or consummated on terms favorable to the Company.

Brascan indicated that despite certain technical defaults in connection with their Bridge Loan to the Company, as previously reported in the Company’s Annual Report on Form 10-KSB, as filed on October 14, 2003 (which defaults were waived through October 31, 2003), it is willing to discuss continuing to extend the balance of the remaining unadvanced amounts under the Bridge Loan that approximate $1 million. However, there can be no assurance that Brascan will continue to extend such remaining amounts or that it will not declare a default under the Bridge Loan documentation subsequent to October 31, 2003.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2003 and 2002
(Unaudited)

In connection with MIST’s determination not to proceed with the equity financing transaction as previously contemplated, Brascan has released the Company from its obligations to not solicit alternative financings from other potential investors, and the break-up fee that was associated with such a financing. The Company is currently exploring such other options. In view of MIST’s determination not to proceed with the equity financing transaction as contemplated, the warrant to purchase 10,000,000 shares of the Company’s common stock issued to Brascan in connection with the Bridge Loan (i) will become exercisable on the earlier of (a) December 31, 2003, or (b) upon a consolidation or merger with another entity, or the sale, transfer or other disposition of all or substantially all of our assets and properties to another entity; and (ii) will expire in September 2008.

There can be no guarantees or assurances that any financing or other transaction will be completed, and in the absence of alternative financing or other transaction, the Company will be forced to cease operations. Any contemplated financing or other transaction more than likely would be subject to a number of conditions, including, but not limited to, the execution of definitive documentation and the successful completion of a reorganization of the Company’s capital structure, which may include the restructuring of the Company’s currently issued and outstanding Series C Convertible Preferred Stock and Series C Warrants. It is also anticipated that the terms and provisions of any contemplated financing or other transaction, if completed, will have a substantial dilutive effect on the ownership interests of the Company’s existing stockholders.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern and if the Company is unable to obtain additional capital as needed, it will be required to cease operations altogether. The consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

NOTE 2 – BASIS OF CONSOLIDATION AND PRESENTATION

Basis of Consolidation and Asset Sale of Subsidiary

The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary UNS Corporation, formerly known as NXT Corporation (“NXT”).

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

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2003 and 2002
(Unaudited)

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the consolidated financial statements. Operating results for the three months ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report for the year ended June 30, 2003 on Form 10-KSB and Form 10-KSB/A.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

Stock-based Compensation

The Company accounts for employee stock-based compensation cost using the intrinsic value method of accounting prescribed by the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based-Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” for employee stock arrangements. Restricted stock or stock awards are recorded as compensation expense over the vesting period, if any, based on the market value on the date of grant.

For options issued to non-employees, the Company utilizes the fair value method prescribed in SFAS No. 123.

At September 30, 2003, the Company had four fixed stock-based compensation plans. The exercise price of each option granted pursuant to these plans was equal to the market price of the Company’s common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company’s net loss and loss per share for the periods indicated would have been as follows:

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2003 and 2002
(Unaudited)

	Three months ended September 30,
	2003	2002
Loss from continuing operations	$ (1,331,000)	$ (2,274,000)
Income from discontinued operations	--	511,000

Net loss, as reported	$ (1,331,000)	$ (1,763,000)
Deduct: Total stock-based compensation expense
determined under fair value based method	(581,000)	(704,000)

Pro forma net loss	$ (1,912,000)	$ (2,467,000)

Per share, as reported
From continuing operations	$ (0.08)	$ (0.15)
From discontinued operations	--	0.03

Net	$ (0.08)	$ (0.12)

Per share, pro forma
From continuing operations	$ (0.11)	$ (0.19)
From discontinued operations	--	0.03

Net	$ (0.11)	$ (0.16)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB Opinion No. 30. This Statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. This Statement is effective for the Company for the fiscal year ending June 30, 2004. The adoption of this statement did not have an effect on the Company’s results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provisions of FIN 46 on October 1, 2003. The Company does not have any variable interest entities, and, accordingly, the adoption of FIN 46 on October 1, 2003 is not expected to have an impact on the Company’s results of operations or financial condition.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2003 and 2002
(Unaudited)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Relationships.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement will become effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition.

NOTE 4 – NOTES PAYABLE

On August 18, 2003, the Company borrowed $150,000 from the finance company with which it has a factoring agreement. The loan was repaid on September 11, 2003.

The notes payable balance of $840,000 at September 30, 2003 represents the outstanding principal balance of the Bridge Loan as of such date (see Note 1).

NOTE 5 – ACCRUED RESTRUCTURING EXPENSE

Provided below is an analysis of the changes in the restructuring accrual for the period indicated:

Balance at June 30, 2003	$ 560,000
Charges against accrual	(560,000)

Balance at September 30, 2003	$ --

NOTE 6 – STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2003, 1,000 shares of Series C preferred stock were converted into 1,666 shares of common stock, in accordance with the Series C preferred stock documents.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2003 and 2002
(Unaudited)

In connection with the Bridge Loan, Brascan received a warrant on September 16, 2003 for 10 million shares of common stock exercisable at $.15 per share. The warrant is exercisable upon the occurrence of certain conditions as more fully described in Note 1. This warrant was valued at $780,000 and is being amortized to interest expense over the 18-month period of the Bridge Loan. An unamortized balance of $758,000 in deferred interest remained on the consolidated balance sheet at September 30, 2003. In determining the fair value of the options issued, the Company used the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, volatility of 144%, expected life of 18 months and an average risk free rate of 1.74%.

NOTE 7 — NET LOSS PER SHARE

Loss per common share is computed in accordance with the provisions of SFAS No. 128, “Earnings per Share”. SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. During the three months ended September 30, 2003 and 2002, such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options, warrants and conversions could potentially dilute earnings per share in the future.

The following table reconciles the number of shares of common stock outstanding to the maximum number of common stock and potentially dilutive common stock for grants issued and outstanding as of the dates indicated.

	September 30, 2003	June 30, 2003
Common shares outstanding	17,630,000	17,629,000
Series C Convertible Preferred Stock outstanding, in
common stock equivalents	5,913,000	5,914,000

	23,543,000	23,543,000

Warrants
Outstanding related to the Private Placement
Investor warrants	2,328,000	2,328,000
Agent warrants	2,328,000	2,328,000
Agent warrants	582,000	582,000
Investment company warrants	466,000	466,000
Investment company warrants	116,000	116,000
Various outstanding	283,000	285,000
Executive	1,344,000	1,344,000

Total warrants	7,447,000	7,449,000

Options
Outstanding, 1992 Option Plan	402,000	402,000
Outstanding, 2000 Option Plan	2,801,000	2,801,000
Outstanding, 2002 Option Plan (3,500,000 authorized)

Outstanding, Non-Plan	1,391,000	1,391,000

Total options	4,594,000	4,594,000

Common stock contingently issuable for Bridge Loan warrants	10,000,000	--

Total	45,584,000	35,586,000

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2003 and 2002
(Unaudited)

NOTE 8 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information:

$50,000 and $60,000 was paid in cash for interest for the three months ended September 30, 2003 and 2002, respectively.

Supplemental disclosure of non-cash financing and investing activities:

Three months ended September 30, 2003

1.	Conversion of 1,000 shares of Series C Convertible Preferred Stock into 1,666 shares of Common Stock.
2.	Issuance of warrant in connection with the Bridge Loan, exercisable for 10,000,000 shares of Common Stock.

Year ended June 30, 2003

1.	Conversion of 392,625 shares of Series C Convertible Preferred Stock into 654,949 shares of Common Stock.
2.	Issuance of 2,241,658 shares of Common Stock to former NXT shareholders.
3.	Issuance of 329,000 options for services.
4.	Retirement of 81,818 common shares received in connection with settlement of notes receivable.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The Company has entered into leases for facilities. Future minimum lease payments and sublease income under non-cancelable operating leases as of September 30, 2003 (excluding the former Bethesda facility), are as follows:

	Facility Leases	Less Subleased Facilities	Net
For fiscal year ending June 30:
2004	$ 518,000	$ 90,000	$ 428,000
2005	695,000	30,000	665,000
2006	694,000	--	694,000
2007	667,000	--	667,000
2007	667,000	--	667,000
Thereafter	1,278,000	--	1,278,000

Total minimum payments required	$4,519,000	$120,000	$4,399,000

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2003 and 2002
(Unaudited)

Rent expense for the three months ended September 30, 2003 and 2002 was $181,000 and $179,000, respectively.

As a security deposit for the Company’s New York facility, the Company maintains a letter of credit in the amount of $456,000. The Company has restricted cash of $456,000 on deposit in a money market fund as collateral for the letter of credit maintained by the bank.

Included in restricted cash at June 30, 2003 is $625,000, which was held as collateral for the former Bethesda facility. In accordance with the lease termination agreement for the Bethesda facility, this amount was paid to the landlord in August 2003.

Future minimum lease payments on capital leases as of September 30, 2003 are as follows:

For fiscal year ending June 30:
2004	$ 209,000
2005	308,000
2006	104,000

Total minimum payments required	621,000
Less amount representing interest	(52,000)

Present value of net minimum
lease payments	569,000
Less current installments	(249,000)

Obligations under capital leases,
excluding current installments	$ 320,000

The Company has employment agreements with four of its executive officers. The agreements are for initial terms of one to three years, with automatic one-year extensions after the initial term. As of September 30, 2003, the employment agreements commit the Company to annual salary compensation of $738,000. The agreements include provisions for severance payments upon nonrenewal or termination under certain conditions.

The Company has committed to reimburse a third party 50%, up to a maximum of $300,000, for certain agreed upon development costs. As of September 30, 2003, $150,000 has been accrued in connection with this arrangement. Management is negotiating the modification of the terms of payment of the Company’s obligation, which, if successful, will enable the Company to reduce the amount due to the amount accrued.

The Company maintains agreements with wireless, landline and other carriers for certain telecommunication services. The agreements include pricing for various services, including volume discounts. Should the Company fail to maintain or reach minimum volume levels, the prices the Company pays for services may increase and this may have an adverse effect on the results of operations.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2003 and 2002
(Unaudited)

The Company is not currently subject to any material legal proceedings. However, the Company may from time to time become a party to legal proceedings arising in the ordinary course of its business.

NOTE 10 – SALE OF NXT

In May 2002, the Company adopted a formal plan to sell its wholly-owned subsidiary NXT. Pursuant to an Asset Purchase Agreement dated August 31, 2002 (the “Agreement”), the Company sold, for $5 million in cash, substantially all of the operating assets and operating obligations of NXT to Paymentech, which subsequently transferred the acquired assets and obligations to its wholly-owned subsidiary Merchant-Link. Pursuant to a Transition Services Agreement the Company entered into on the same date with Merchant-Link, certain of the NXT assets continued to be located in the Company’s Colorado facility and the Company provided certain services for payment to Merchant-Link for a limited period of time. NXT provides data services and landline-based connectivity for credit-card transaction processing.

Revenues and income from the discontinued operations of NXT are as follows:

	Three months ended September 30,
	2003	2002(a)
Revenues	$ --	$ 1,224,000
Income from operations	--	371,000

     (a) Includes results through August 31, 2002.

The Company recorded a gain on the sale of discontinued operations of $140,000 for the three months ended September 30, 2002 due to the reversal of an accrued vendor obligation as a result of the sale of NXT.

Paymentech is obligated under the Agreement, subject to certain conditions, to purchase goods or services from the Company or its affiliates over a three (3) year period that commenced September 1, 2002, in an amount aggregating a minimum of $3,472,500. Paymentech is obligated to pay the Company at least $1,000,000 during the first year, in installments of $83,333 per month, at least $1,150,000 during the second year, in installments of $95,833 per month, and at least $1,322,500 during the third year, in installments of $110,208. Paymentech has made such payments as scheduled and is expected to continue to make such payments on a timely basis. In August 2003, the Company received an advance of $167,000 from Paymentech representing guaranteed payments due for September and October 2003. The Company agreed to a $25,000 reduction in the scheduled amount due in return for the early advance. The Company has also agreed to apply any unapplied balance to future services. Payments from Paymentech in excess of goods and services provided to date aggregating $388,000 are included in “Customer advances” in the consolidated balance sheet at September 30, 2003.

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

Going Concern and Liquidity Uncertainties

We need additional capital in the immediate future in order to continue operations. Since our inception, we have incurred significant losses and negative cash flow from operations. As of September 30, 2003, we had an accumulated deficit of approximately $144 million and our principal source of liquidity was approximately $185,000 in cash and cash equivalents. Based on our current estimates of revenue levels, operating costs and other cash inflows and outlays, and excluding the remaining proceeds which may be available to us from the bridge facility discussed below, we will not have cash balances adequate for us to continue operations beyond December 2003 without a sufficient capital infusion by such time. Our concerns about capital have placed us in a position where we are required to take additional steps to raise funds and cut costs. If we are not successful in our efforts to raise additional capital, we may be forced to eliminate or curtail certain of our projects, sell assets and take additional steps to conserve cash that may adversely affect our operations.

The availability of funds from a bridge facility (the “Bridge Loan”) is pursuant to previously executed fully secured loan documentation in the amount of $2.75 million with Brascan Financial Corporation (“Brascan”), a subsidiary of Brascan Corporation, and advances under this Bridge Loan require us to satisfy certain conditions on a going-forward basis. As of November 10, 2003, we have drawn down approximately $1.74 million against the $2.75 million Bridge Loan commitment.

In connection with this Bridge Loan, and as part of an overall restructuring and strategic alliance with MIST Inc. (“MIST”), a provider of card issuance and payments processing products and gateway services to banks, non-bank card issuers and the payments processing industry and a subsidiary of Brascan Corporation, we also entered into a term sheet that contemplated the agreement by Brascan, subject to a number of conditions, to arrange for the purchase of $12.5 million of a newly issued Series D Preferred Stock representing at least 60% of our equity. The Bridge Loan was allowing us to continue operations while we negotiate a definitive Series D Preferred Stock purchase agreement and to satisfy the anticipated closing conditions of such a financing.

On October 30, 2003, we received notification from Brascan, on behalf of its designate MIST, that it no longer intends to pursue the equity financing transaction contemplated by the term sheet with USWD as previously announced on September 16, 2003. However, we are continuing to explore alternative transactions with MIST, although there can be no assurance that any such transaction will be consummated, or consummated on terms favorable to us.

Brascan indicated that despite certain technical defaults in connection with their Bridge Loan to us, as previously reported in our Annual Report on Form 10-KSB, as filed on October 14, 2003 (which defaults were waived through October 31, 2003), it is willing to discuss continuing to extend the balance of the remaining unadvanced amounts under the Bridge Loan that approximate $1 million. However, there can be no assurance that Brascan will continue to extend such remaining amounts or that it will not declare a default under the Bridge Loan documentation subsequent to October 31, 2003.

In connection with MIST’s determination not to proceed with the equity financing transaction as previously contemplated, Brascan has released us from our obligations to not solicit alternative financings from other potential investors, and the break-up fee that was associated with such a financing. We are currently exploring such other options. In view of MIST’s determination not to proceed with the equity financing transaction as contemplated, the warrant to purchase 10,000,000 shares of our common stock issued to Brascan in connection with the Bridge Loan (i) will become exercisable on the earlier of (a) December 31, 2003, or (b) upon a consolidation or merger with another entity, or the sale, transfer or other disposition of all or substantially all of our assets and properties to another entity; and (ii) will expire in September 2008.

There can be no guarantees or assurances that any financing or other transaction will be completed, and in the absence of alternative financing or other transaction, we will be forced to cease operations. Any contemplated financing or other transaction more than likely would be subject to a number of conditions, including, but not limited to, the execution of definitive documentation and the successful completion of a reorganization of our capital structure, which may include the restructuring of our currently issued and outstanding Series C Convertible Preferred Stock and Series C Warrants. It is also anticipated that the terms and provisions of any contemplated financing or other transaction, if completed, will have a substantial dilutive effect on the ownership interests of our existing stockholders.

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

In April 2003, we successfully converted, on behalf of a major payment processor, approximately 7,400 existing wireless merchant terminals on Cingular’s Mobitex network to our Synapse service. Previously, the terminals had been connected directly to the processor over the Mobitex wireless network. Now, the terminals continue to use Cingular’s Mobitex network, but the transactions are routed to the processor via the Synapse host platform. The processor can now leverage the value added services of Synapse including online management of the wireless accounts, our 24/7 customer support desk and online reporting. This conversion brings our total active sites to more than 32,500 at September 30, 2003.

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

Synapse Enabler™ for Vending

In addition to fixed-location, mobile, and portable wireless applications, we have integrated our proprietary technology into devices such as vending machines to create new opportunities for cashless payment and other data gathering services. Vending machines in selected cities have been retrofitted with the Synapse Enabler for Vending (“SEV”) as part of a program for PepsiCo, Inc. (“Pepsi”) to introduce cashless payments for their vended products. Transactions are routed through the Synapse system for authorization and settlement. In addition to enabling card payments on vending machines, the SEV communicates with the vending machine’s internal Data Exchange control boards allowing it to send up-to-the-minute information about inventory and the operational status of each vending machine to Synapse. This telemetric data is then provided to Pepsi, its bottlers and licensees over a secure Internet connection. Increased sales and margin through cashless payment acceptance, more efficiency in determining and servicing daily routes, and information designed to keep machines operating at peak performance are all expected results of the Synapse system for the vending industry.

In December 2002, we received our first “trademark authorization” from Pepsi for our wireless cashless payment processing solution for vending machines. The trademark authorization given by Pepsi authorizes our first generation SEV for deployment by Pepsi’s bottling partners in their vending machines throughout North America. The solution earned trademark authorization after nearly two years of development and testing in various locations. We are now finalizing certain operational and commercialization arrangements governing the program for deployment of the second generation SEVs with Pepsi bottlers and licensees. While we await the start of full commercialization of the program, we continue to build and deploy units pursuant to purchase orders received from Pepsi. As such, over five hundred units have already been deployed in test laboratories and certain test markets by key Pepsi anchor bottlers and licensees. These markets include Chicago, Illinois; Memphis, Tennessee; Las Vegas, Nevada; Orlando, Florida and St. Louis, Missouri. Also, we have shipped an additional 250 units to Pepsi in late August 2003 for expected installation in the quarter ending December 31, 2003, of which approximately 50 have already been installed.

On October 16, 2003, we announced that we entered into a multi-year exclusive supply agreement with Pepsi for cashless payment and wireless route management systems and service for use on the vending machines of Pepsi’s bottlers, licensees and affiliates. Pending the completion of successful commercial testing, the Pepsi-Cola North America division of Pepsi has committed to purchase a minimum of 10,000 SEVs. It is anticipated that commercial testing shall be completed no later than December 31, 2003. Upon completion of the final commercial testing with Pepsi, we expect to receive various orders of unit deployments from Pepsi, its bottlers and licensees as we seek to ramp up to a steady deployment of units.

Synapse Enabler™ for Transportation

We have also integrated our Synapse Enabler solution into taximeters from Centrodyne and Pulsar, the two leading manufacturers of taximeters in North America. This wireless solution, called the CardMeter™ Wireless Taximeter, is currently in use by taxi companies in Chicago, Illinois; Cincinnati, Ohio; Dallas, Texas; and Providence/Warwick, Rhode Island. The CardMeter solution offers such companies the opportunity to accept cards and get real-time authorizations in their taxicabs, which is fast, convenient, and safer because drivers carry less cash. Although we continue to seek opportunities in this arena, sales have proved extremely challenging and have been minimal to date.

Synapse Wireless Payment Acceptance on Cell Phones

We believe the market for card payments will become larger with the emergence of card acceptance on new wireless devices such as those integrated with mobile phones.

To that end, we have played an important role in the recently launched PowerSwipe, a new product by Creditel Corp. that attaches to certain models of Motorola telephones utilizing the Nextel network. The device provides mobile workers with the capability to swipe a credit card and take payment with greater security, speed, and convenience while also having access to Nextel’s standard cell phone, two-way voice messaging and text messaging services. We believe that Creditel’s partnership with Nextel and Motorola is ideal for the launch of this solution since Motorola phones with service on the Nextel network are already popular with fleet-based businesses. Motorola and Nextel will promote and sell the solution through their dealer networks. Our Synapse Service provides Creditel with a payments gateway to various credit card processors and other services. We have signed an agreement with Creditel to be the exclusive payments gateway for the PowerSwipe product. Device trials included payment acceptance for food and beverages in the club seats of the Super Bowl in January 2003 and in kiosks and merchandise tents surrounding the Pro Bowl in February 2003. The product is now entering full commercial launch.

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

Although we continue to provide service for this product, we no longer sell the Synapse Adapter as it is based on the CDPD wireless medium, which the existing U.S. wireless carriers will ultimately migrate away from as they move to next generation technologies. AT&T Wireless has stated that it intends to completely shutdown its CDPD network in June 2004 and will migrate to its new GPRS network. Verizon Wireless has announced that it intends to transition from its current CDPD data service to its next generation CDMA data service and intends to completely shutdown its CDPD network in December 2005. Our Synapse Adapter product is CDPD-based, and certain third party products used on our service are also CDPD-based. The useful life of this product and other CDPD-based terminals are dependent on the availability of CDPD service.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

Active Sites

Active sites have grown to approximately 32,500 as of September 30, 2003, an increase of 15,400 or 90% from the same date of the prior year. In April 2003 we converted approximately 7,400 wireless sites for a major processor using Cingular’s Mobitex network to our Synapse service on the same wireless network. This conversion has resulted in a substantial increase in activations and transactions, as several hundred new wireless activations are being made by this customer through our Synapse service each month.

Gross Activations

Gross activations for the three months ended September 30, 2003, were 4,400 compared to 3,700 for the same period in the prior fiscal year. This represents a 700 unit or 19% increase.

Transactions

Transactions processed for the three months ended September 30, 2003, were approximately 2,623,000, an increase of 850,000 or 48% from the same period in the prior fiscal year. This increase was primarily due to the growth in active sites.

Product Sales in Units

Product sales in units for the three months ended September 30, 2003, were 21, a decrease of 108 units or 84% from the same period of the prior fiscal year. The decrease was attributed to the lack of sales for the Synapse Adapter, which we no longer sell as it is based on the CDPD wireless medium, which the existing U.S. wireless carriers will ultimately migrate away from as they move to next generation technologies. Product sales in units also reflect sales of our Synapse Enabler and Creditel’s PowerSwipe. Sales of the Synapse Enabler decreased by 57 units to 15 units for the three months ended September 30, 2003 as compared to the same period in the prior fiscal year, representing the lack of sales of the Synapse Enabler for Transportation and partially offset by sales of our Synapse Enabler T8. Product sales in units also reflect sales of Creditel’s PowerSwipe.

Product sales are expected to gradually increase as we move to the commercialization of our (i) Synapse Enabler for Vending through Pepsi, its bottlers and licensees, and (ii) Synapse Enabler for POS.

EBITDA

Discussion of EBITDA is included below.

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

Total Revenues

Total revenues were $1,246,000 for the three months ended September 30, 2003, as compared to $783,000 for the same period in the prior fiscal year. This improvement from the prior fiscal year represents a $463,000 or 59% increase. The increase is primarily attributed to the higher recurring service revenues from the growth in the number of active sites. This increase was partially offset by the decrease in product sales. Revenues are discussed in more detail below.

The following table sets forth, for the periods indicated, certain financial data as percentages of our total revenues:

	For the three months ended September 30,
	2003	2002
Revenues
Activation fees	7%	13%
Monthly fees	78%	68%
Transaction fees	8%	8%
Other fees	6%	3%

Total service revenues	99%	92%
Product sales	1%	8%

Total revenues	100%	100%

Service Revenues

Revenue from services for the three months ended September 30, 2003 increased to $1,230,000 from $717,000 during the same period in the prior fiscal year, a $513,000 or 72% increase.

Activation Fees. Revenue from activation fees, which represents the amortization of fees generated from activations of new sites added through our proprietary Synapse service, was $82,000 for the three months ended September 30, 2003, a $22,000 or 21% decrease as compared to the same period in the prior fiscal year. The amortization of revenue from activation fees for the current period as compared to the same period of the prior year was reduced by an increase in the amortization period effective July 1, 2002, resulting from an increase of our estimate of the expected life of an activation from six months to one year. The number of gross activations by client and the applicable rate charged to each client also affects aggregate activation fees.

Monthly Fees. Revenue from recurring monthly fees, which is generated from the number of active sites that can process transactions through our Synapse service, was $974,000 for the three months ended September 30, 2003, a $447,000 or 85% increase as compared to the same period in the prior fiscal year. The increase is a direct result of the increase in the number of active sites. The number of active sites by client and the applicable rate charged to each client also affects aggregate monthly fees.

Transaction Fees. Revenue from transaction fees for the three months ended September 30, 2003 was $94,000, compared to $63,000 during the same period in the prior fiscal year, a $31,000 or 49% increase. The increase is a direct result of the increase in the volume of transactions due primarily to the growth in the number of active sites. The number of active sites by client and the applicable rate charged to each client also affects aggregate transaction fees.

Other Fees. Revenue from other fees for the three months ended September 30, 2003 was $80,000, a $57,000 increase. The increase is a result of certain administrative and other charges to certain clients.

Product Sales

Poduct sales are primarily derived from the sale of our proprietary wireless devices, the Synapse Enabler and the Synapse Adapter. Revenue from product sales decreased for the three months ended September 30, 2003 to $16,000 from $66,000 during the same period in the prior fiscal year, a $50,000 or 76% decrease. The decrease was attributed to the mix of "Product Sales in Units" as discussed above.

GROSS PROFIT

Gross profit consists of revenues, net of direct costs of sales. Costs of revenues consist primarily of the cost for the initial setup and ongoing communications costs associated with terminals connected through Synapse, costs of production of products such as the Synapse Adapter and Enablers, and certain carrier and other costs. Total gross profit for the three months ended September 30, 2003 was $502,000, compared to $400,000 for the same period in the prior fiscal year, a $102,000 or 26% increase. The improvement in total gross profit for the three months ended September 30, 2003 over the same period in the prior fiscal year was primarily attributed to the growth of active sites for Synapse services.

Gross profit from services for the three months ended September 30, 2003 was $496,000, compared to $395,000 for the same period in the prior fiscal year, a $101,000 or 26% increase. The improvement in gross profit from services was primarily attributed to the growth of active sites for Synapse services.

Gross profit from product sales for the three months ended September 30, 2003 was $6,000, compared to $5,000 for the same period in the prior fiscal year, a $1,000 increase. The increase was attributed to the mix of "Product Sales in Units" as discussed above.

GROSS MARGIN

The following table sets forth, for the periods indicated, certain financial data as percentages of our total revenue:

	For the three months ended September 30,
	2003	2002
Gross margin
Services	40.3%	55.1%
Product sales	37.5%	7.6%
Total gross margin	40.3%	51.1%

Total gross margin (gross profit as a percentage of total revenues) for the three months ended September 30, 2003 decreased to 40.3% from 51.1%. This decrease was primarily attributed to changes in customer pricing plans that led to lower service margins and higher costs for certain wireless carrier service, which were partially offset by the greater percentage of total revenue from monthly fees due to the growth in active sites.

Gross margin from services was 40.3% for the three months ended September 30, 2003 compared to 55.1% for the same period in the prior fiscal year. This reduction was primarily attributed to the mix of rates charged to our clients, including a reduction in rates for a large client and the associated number of active sites for each client, and higher costs for certain wireless carrier service, which were partially offset by the greater percentage of total revenue from monthly fees due to the growth in active sites. Gross margin from product sales was 37.5% for the three months ended September 30, 2003 compared to 7.6% for the same period in the prior fiscal year. The increase is primarily attributed to the increased sales of Synapse Enabler products.

OPERATING EXPENSES

Total operating expenses for the three months ended September 30, 2003 decreased to $1,785,000 from $2,570,000, a decrease of $785,000 or 31% compared to the same period in the prior fiscal year. The decrease was due to cost reduction efforts and efficiency gains, including reductions in staff and compensation, as well as the elimination of amortization of the non-cash compensation expense since the amortization was completed in the fiscal year ended June 30, 2003, a reduction in depreciation expense due to minimal capital expenditures in recent periods, and to the reduction in the amortization expense recorded in relation to goodwill and intangible assets. In November 2002, we instituted an additional cost reduction plan, which was primarily comprised of salary and headcount reductions. These cost savings are reflected in the decrease in operating expenses for the three-month period ended September 30, 2003.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of salaries and benefits for sales, general and administrative personnel, occupancy and general office expenses, professional fees (including legal, tax and accounting), insurance, advertising and promotion expenses, travel expenses, other general corporate purposes, and non-cash compensation of directors. Selling, general, and administrative expenses excluding non-cash compensation of directors, were $1,538,000 for the three months ended September 30, 2003 compared to $1,862,000 for the same period in the prior fiscal year, a $324,000 or 17% decrease. The decrease is primarily attributed to the reduction of staff and compensation of staff, and our continued cost cutting efforts.

The amortization of non-cash compensation of directors of $0 for the three months ended September 30, 2003 compared to $281,000 for the same period in the prior fiscal year. The decrease was related to the elimination of amortization of the non-cash compensation expense since the amortization was completed in the fiscal year ended June 30, 2003.

Selling, general and administrative expenses including non-cash compensation of directors were $1,538,000 for the three months ended September 30, 2003 compared to $2,143,000 for the same period in the prior fiscal year, a $605,000 or 28% decrease.

Research and Development Expenses

Research and development expenses consist primarily of engineering personnel costs for research, design and development of the proprietary technology we use to integrate and develop our products and services. Research and development expenses decreased to $94,000 for the three months ended September 30, 2003 compared to $158,000 for the same period in the prior fiscal year, a $64,000, or 41% decrease. The decrease is primarily attributed to the reduction of staff and compensation of staff, and our continued cost cutting efforts.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2003 was $153,000, compared to $269,000 for the same period in the prior fiscal year, a $116,000 or 43% decrease. The improvement in depreciation and amortization is discussed below in this section.

Amortization of intangibles includes amortization of goodwill and intellectual property, including core technology, customer relationships, and contract rights. Amortization of intangibles were $23,000 for the three months ended September 30, 2003, compared with amortization of goodwill and intangibles of $66,000 for the same period in the prior fiscal year, a $43,000 or 65% decrease. For the three months ended September 30, 2002, a significant part of the amortization included amortization relating to goodwill and intangibles generated by the acquisitions of NXT and Cellgate Technologies, Inc. As a result of the sale of NXT and impairment charges in fiscal 2003 against goodwill and intangibles related to our acquisition of Cellgate, remaining intangible assets of $45,000 at June 30, 2003 are being amortized over a six-month remaining life.

Depreciation and amortization of fixed assets, leasehold improvements and capitalized software were $130,000 for the three months ended September 30, 2003, compared with $203,000 for the same period in the prior fiscal year, a $73,000 or 36% decrease. We anticipate a decrease in depreciation and amortization of fixed assets, leasehold improvements, and capitalized software as we expect minimal outlays for capital expenditures over the next year.

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

During the fourth quarter of the year ended June 30, 2002, as a result of completing a sublease arrangement for our former Bethesda facility, we re-evaluated the balance of the restructuring accrual and adjusted our estimates of sublease income and related costs. As a result, we reduced the restructuring accrual balance by $714,000.

In June 2003, we revised our restructuring accrual related to a settlement of our Bethesda lease obligation. Accordingly, the restructuring accrual was adjusted by approximately $131,000 to reflect the actual amount that was paid in fiscal 2004.

The following is an analysis of the changes in the restructuring accrual:

Balance at June 30, 2001	$ 2,400,000
Charges against accrual (Bethesda rent
payments, severance and benefit payments)	(1,362,000)
Additions to accrual (severance and benefits
accrual)	625,000
Change in estimate (based on sublease)	(714,000)

Balance at June 30, 2002	949,000
Charges against accrual	(258,000)
Change in estimate (for Bethesda lease
termination)	(131,000)

Balance at June 30, 2003	560,000
Charges against accrual	(560,000)

Balance at September 30, 2003	$ --

OTHER

Interest income for the three months ended September 30, 2003 was $2,000, compared to $13,000 for the same period in the prior fiscal year. Interest income decreased due to lower cash balances invested corresponding with the utilization of cash to fund our business.

Interest expense for the three months ended September 30, 2003 was $76,000, compared to $60,000 for the same period in the prior fiscal year. The increase in interest expense was primarily related to increased borrowing costs partially offset by the reduced principal balance of a capital lease for Synapse Adapters assumed with the acquisition of Cellgate. Other income (expense), net for the three months ended September 30, 2003 was net income of $26,000, compared to a net expense of $57,000 for the same period in the prior fiscal year.

Other income (expense), net consists primarily of: (a) rental income for sublet facilities of $33,000 for the three months ended September 30, 2003 compared to $11,000 for the same period in the prior fiscal year, a $22,000 increase due to the sublet of a portion of the Company’s current offices in New York; (b) income relating to a transition services agreement that was executed in connection with the sale of NXT of $0 for the three months ended September 30, 2003 and $24,000 for the same period in the prior fiscal year; and (c) tax expense for the three months ended September 30, 2003 of $7,000 compared to $92,000 for the same period in the prior fiscal year, a $85,000 decrease for certain state and local taxes.

LOSS FROM CONTINUING OPERATIONS

Loss from continuing operations of $1,331,000 for the three months ended September 30, 2003, compared with a loss of $2,274,000 for the same period in the prior fiscal year, decreased $943,000 or 42% from the same period in the prior fiscal year. The decrease in loss was primarily attributed to the realization of the cost reduction efforts and efficiency gains, the elimination of amortization of the non-cash compensation expense, the reduction in depreciation and amortization, as well as overall increased service revenues.

DISCONTINUED OPERATIONS

Income from discontinued operations represents the net results of our wholly owned subsidiary, UNS Corporation (formerly, NXT). During May 2002, we developed a formal plan to sell NXT. As previously disclosed, effective as of the close of business on August 31, 2002, we sold substantially all of the operating assets associated with NXT. NXT provides data services and landline-based connectivity for credit-card transaction processing. For the three months ended September 30, 2003, there were no operations or gain on sale of discontinued operations. For the three months ended September 30, 2002, operations resulted in income of $371,000. For the three months ended September 30, 2002, gain on sale of discontinued operations of $140,000 primarily represents the reversal of an accrued vendor obligation that was waived as a result of the sale of NXT.

NET LOSS

For the three months ended September 30, 2003, net loss totaled $1.33 million or $0.08 per share, as compared to a net loss of $1.76 million or $0.15 per share, for the same period in the prior fiscal year.

EBITDA

EBITDA is presented because it is a widely accepted indicator of funds available to service debt, although it is not a measure of liquidity or of financial performance under accounting principles generally accepted in the United States of America. We use EBITDA as an internal measure of operating performance, which is net loss excluding net interest, taxes, depreciation and amortization. We believe that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under accounting principles generally accepted in the United States of America.

The EBITDA loss for the three months ended September 30, 2003 was $1.10 million, as compared to the same period in the prior fiscal year of $1.36 million. This improvement in EBITDA loss of $0.26 million or approximately 19% is primarily attributed to the increase in revenues and a reduction of operating expenses as discussed in prior sections.

The following table sets forth, for the periods indicated, the reconciliation of net loss to EBITDA:

	For the three months ended September 30,
	2003	2002
Net loss	$(1,331,000)	$(1,763,000)
Subtract interest income	(2,000)	(13,000)
Add interest expense	76,000	60,000
Add taxes included in other income (expense),
net	7,000	92,000
Add depreciation and amortization	153,000	269,000

EBITDA loss	$(1,097,000)	$(1,355,000)

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

We need additional capital in the immediate future in order to continue operations. Since our inception we have incurred significant losses and negative cash flow from operations. As of September 30, 2003, we had an accumulated deficit of approximately $144 million and our principal source of liquidity was approximately $185,000 in cash and cash equivalents. Based on our current estimates of revenue levels, operating costs and other cash inflows and outlays, and excluding the remaining proceeds available to us from the bridge facility discussed below, we will not have cash balances adequate for us to continue operations beyond December 2003 without a sufficient capital infusion by such time. Our concerns about capital have placed us in a position where we are required to take additional steps to raise funds and cut costs. If we are not successful in our efforts to raise additional capital, we may be forced to eliminate or curtail certain of our projects, sell assets and take additional steps to conserve cash that may adversely affect our operations.

In August 2003, we signed term sheets with Brascan Financial Corporation (“Brascan”), a subsidiary of Toronto, Canada-based Brascan Corporation, to arrange for the purchase of $12.5 million of a newly issued Series D Preferred Stock representing at least 60% of our equity. The term sheets contemplated that we enter into a strategic alliance with MIST Inc., Brascan’s subsidiary, and a provider of card issuance and payment processing products and gateway services to banks, non-bank card issuers and the payments processing industry. The term sheets contemplated that Brascan would provide a bridge loan to allow us to continue operations while negotiating a definitive Series D Preferred Stock purchase agreement and to satisfy the anticipated closing conditions. In addition, the term sheets contain provisions with respect to break-up fees, non-solicitation and other miscellaneous matters.

On September 16, 2003, we entered into a Term Loan and Security Agreement (the “Bridge Loan”) with Brascan, pursuant to which Brascan agreed to lend us up to $2.75 million, at an interest rate of 7.5% per annum payable monthly, with cash payments commencing March 28, 2004. The loan is secured by a general security interest in all of our assets and is due March 16, 2005. A portion of the funds was used to repay a demand loan in the principal amount of $300,000 previously made to us on August 28, 2003, which was necessary in order to enable us to continue operations. The remaining portion of the loan will provide us with the working capital necessary to continue operations until February 2004. As of November 10, 2003, we have drawn down approximately $1.74 million against the $2.75 million Bridge Loan commitment. The Bridge Loan contains various covenants which include, among others, (i) a material adverse change clause, (ii) a minimum monthly revenue requirement of approximately $380,000, and (iii) a minimum net worth requirement of not less than negative $2 million. As of November 10, 2003, the Company was in compliance with these covenants. We are currently in technical default under the Bridge Loan with respect to two post-closing covenants (relating to receiving a landlord waiver for our New York facility and completing the actions necessary to subject certain of our funds to a “blocked account” arrangement).

On October 30, 2003, we received notification from Brascan, on behalf of its designate MIST, that it no longer intends to pursue the equity financing transaction contemplated by the term sheet with USWD as previously announced on September 16, 2003. However, we are continuing to explore alternative transactions with MIST, although there can be no assurance that any such transaction will be consummated, or consummated on terms favorable to us.

Brascan indicated that despite certain technical defaults in connection with their Bridge Loan to us, it is willing to discuss continuing to extend the balance of the remaining unadvanced amounts under the Bridge Loan that approximate $1 million. However, there can be no assurance that Brascan will continue to extend such remaining amounts or that it will not declare a default under the Bridge Loan documentation subsequent to October 31, 2003.

In connection with MIST’s determination not to proceed with the equity financing transaction as previously contemplated, Brascan has released us from our obligations to not solicit alternative financings from other potential investors, and the break-up fee that was associated with such a financing. We are currently exploring such other options. In view of MIST’s determination not to proceed with the equity financing transaction as contemplated, the warrant to purchase 10,000,000 shares of our common stock issued to Brascan in connection with the Bridge Loan (i) will become exercisable on the earlier of (a) December 31, 2003, or (b) upon a consolidation or merger with another entity, or the sale, transfer or other disposition of all or substantially all of our assets and properties to another entity; and (ii) will expire in September 2008.

There can be no guarantees or assurances that any financing or other transaction will be completed, and in the absence of alternative financing or other transaction, we will be forced to cease operations. Any contemplated financing or other transaction more than likely would be subject to a number of conditions, including, but not limited to, the execution of definitive documentation and the successful completion of a reorganization of our capital structure, which may include the restructuring of our currently issued and outstanding Series C Convertible Preferred Stock and Series C Warrants. It is also anticipated that the terms and provisions of any contemplated financing or other transaction, if completed, will have a substantial dilutive effect on the ownership interests of our existing stockholders.

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

Paymentech is obligated, subject to certain conditions, to purchase goods or services from us or our affiliates over a three (3) year period commencing September 1, 2002, in an amount aggregating at a minimum $3,472,500, with Paymentech obligated to pay us at least $1,000,000 during the first year, in installments of $83,333 per month, at least $1,150,000 during the second year, in installments of $95,833 per month, and at least $1,322,500 during the third year, in installments of $110,208. Paymentech has made such payments and is expected to continue to make such payments on a timely basis. In August 2003, we received an advance of $167,000 from Paymentech representing guaranteed payments due for September and October 2003. We agreed to a $25,000 reduction in the scheduled amount due in return for the early advance. We have also agreed to apply any unapplied balance to future services. Payments from Paymentech in excess of goods and services provided to date aggregating $388,000 are included in “Customer advances” in the consolidated balance sheet at September 30, 2003.

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

Historical Cash Flows

For the three months ended September 30, 2003, cash decreased by $417,000 to $185,000. For the three months ended September 30, 2002, cash increased by $3,146,000 to $6,008,000.

Net cash used in operating activities was $1,098,000 during the three months ended September 30, 2003. This primarily consisted of net operating losses. Net cash used in operating activities was $836,000 during the three months ended September 30, 2002. This primarily consisted of net operating losses, partially offset by non-cash charges for depreciation and amortization and non-cash compensation for directors and consulting.

Net cash provided by investing activities was $466,000 for the three months ended September 30, 2003. This was primarily comprised of the decrease in restricted cash, partially offset by the purchase of property and equipment. Net cash provided by investing activities was $4,205,000 for the three months ended September 30, 2002. This amount was primarily comprised of the net proceeds from the sale of NXT.

Net cash provided by financing activities for the three months ended September 30, 2003 of $215,000 was primarily comprised of the net proceeds from the bridge loan, partially offset by payments for the real estate lease termination. Net cash used in financing activities for the three months ended September 30, 2002 of $223,000 was comprised of payments under capital leases.

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

Stock-based Compensation

The Company accounts for employee stock-based compensation cost using the intrinsic value method of accounting prescribed by the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based-Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation” for employee stock arrangements. Restricted stock or stock awards are recorded as compensation expense over the vesting period, if any, based on the market value on the date of grant.

For options issued to non-employees, the Company utilizes the fair value method prescribed in SFAS No. 123.

At September 30, 2003, the Company had four fixed stock-based compensation plans. The exercise price of each option granted pursuant to these plans was equal to the market price of the Company’s common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company’s net loss and loss per share for the periods indicated would have been as follows:

	Three months ended September 30,
	2003	2002
Loss from continuing operations	$ (1,331,000)	$ (2,274,000)
Income from discontinued operations	--	511,000

Net loss, as reported	$ (1,331,000)	$ (1,763,000)
Deduct: Total stock-based compensation
expense determined under fair
value based method	(581,000)	(704,000)

Pro forma net loss	$ (1,912,000)	$ (2,467,000)

Per share, as reported
From continuing operations	$ (0.08)	$ (0.15)
From discontinued operations	--	0.03

Net	$ (0.08)	$ (0.12)

Per share, pro forma
From continuing operations	$ (0.11)	$ (0.19)
From discontinued operations	--	0.03

Net	$ (0.11)	$ (0.16)

Loss Contingencies, Impairment of an Asset or Incurrence of a Liability

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB Opinion No. 30. This Statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. This Statement is effective for the Company for the fiscal year ending June 30, 2004. The adoption of this statement did not have an effect on the Company’s results of operations or financial condition.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Relationships.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement will become effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1    Section 302 Certifications by the Chief Executive Officer
31.2    Section 302 Certifications by the Chief Financial Officer
32.1    Section 906 Certifications by the Chief Executive Officer
32.2    Section 906 Certifications by the Chief Financial Officer

(b) Reports on Form 8-K

On November 4, 2003, we filed a current report on Form 8-K reporting an Item 5 event regarding notification from Brascan Financial Corporation that it no longer intends to pursue the equity financing transaction contemplated by the term sheet with us as previously announced on September 16, 2003.

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                          U.S. WIRELESS DATA, INC.

Dated:          November 13, 2003                      By: /s/ Dean M. Leavitt
                                                                                   Dean M. Leavitt
                                                                                   Chief Executive Officer
                                                                                   (Principal Executive Officer)

Dated:          November 13, 2003                      By: /s/ Adi Raviv
                                                                                   Adi Raviv
                                                                                   Executive Vice President and
                                                                                   Chief Financial Officer
                                                                                   (Principal Financial Officer)