Form 10QSB
period 2003-12-31
U S WIRELESS DATA INC
filed 2004-02-23
CIK 895716

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

                           [X]    Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act
                                     of 1934 for the quarterly period ended December 31, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X]     No [  ]

As of February 20, 2004, there were outstanding 18,142,889 shares of the Registrant’s Common Stock ($0.01 par value per share).

Transitional Small Business Disclosure Format. Yes [  ]     No [X]

U.S. WIRELESS DATA, INC.
TABLE OF CONTENTS

	Page
PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Balance Sheets as of
December 31, 2003 and June 30, 2003	3
Consolidated Statements of Operations for the six months
ended December 31, 2003 and 2002	4
Consolidated Statements of Cash Flows for the six months ended
December 31, 2003 and 2002	5
Consolidated Statements of Stockholders’ (Deficit) Equity for
the year ended June 30, 2003 and the six months
ended December 31, 2003	6

Notes to Consolidated Financial Statements	7-	18
ITEM 2. Management’s Discussion and Analysis	19-	41
ITEM 3. Controls and Procedures	41-	42
PART II -- OTHER INFORMATION
ITEM 1. Legal Proceedings	43
ITEM 2. Changes in Securities and Use of Proceeds	43
ITEM 3. Defaults Upon Senior Securities	43
ITEM 4. Submission of Matters to a Vote of Security Holders	43
ITEM 5. Other Information	43
ITEM 6. Exhibits and Reports on Form 8-K	43
SIGNATURES	44

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2003	June 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 456,000	$ 602,000
Accounts receivable, net of allowance for
doubtful accounts of $16,000 and $18,000
at December 31, 2003 and June 30, 2003, respectively	308,000	306,000
Due from factor	75,000	140,000
Inventory, net	120,000	137,000
Deferred cost of revenue	137,000	63,000
Deferred financing costs	73,000	--
Prepaids and other current assets	510,000	535,000

Total current assets	1,679,000	1,783,000
Property and equipment, net	1,272,000	1,374,000
Restricted cash	456,000	1,081,000
Other assets	25,000	71,000

Total assets	$ 3,432,000	$ 4,309,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$ 937,000	$ 833,000
Accrued liabilities	870,000	892,000
Bridge loan at 7.5% (principal plus accrued interest aggregating
$2,578,000, net of debt discount of $628,000, with
imputed interest rate of 18.9% for debt discount)	1,950,000	--
Accrued restructuring expense	--	560,000
Customer advances	449,000	685,000
Deferred revenue	287,000	159,000
Obligation under capital lease	276,000	179,000

Total current liabilities	4,769,000	3,308,000
Obligation under capital lease, less current portion	249,000	390,000
Deferred rent expense	202,000	195,000
Other liabilities	13,000	151,000

Total liabilities	5,233,000	4,044,000

Commitments and contingencies (Note 11)
Stockholders’ (deficit) equity:
Preferred stock, 25,000,000 shares authorized:
Series C convertible, at $.01 par value, liquidation value
$10.00 per share, aggregating $33,802,000 and $35,487,000
at December 31, 2003 and June 30, 2003, respectively; 8,450,000 shares authorized, 3,380,200 and 3,548,700 issued and
outstanding at December 31, 2003 and June 30, 2003, respectively	34,000	36,000
Common stock, 200,000,000 shares authorized at $.01 par value;
17,909,552 and 17,628,716 shares issued and outstanding at
December 31, 2003 and June 30, 2003, respectively	179,000	176,000
Additional paid-in capital	143,467,000	142,688,000
Accumulated deficit	(145,481,000)	(142,635,000)

Total stockholders’ (deficit) equity	(1,801,000)	265,000

Total liabilities and stockholders’ (deficit) equity	$ 3,432,000	$ 4,309,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended December 31,	For the six months ended December 31,
	2003	2002	2003	2002
Revenues
Service revenues
Activation fees	$ 86,000	$ 71,000	$ 168,000	$ 176,000
Monthly fees	1,030,000	583,000	2,005,000	1,109,000
Transaction fees	98,000	50,000	192,000	113,000
Other fees	94,000	60,000	174,000	83,000

Total service revenues	1,308,000	764,000	2,539,000	1,481,000
Product sales	5,000	135,000	20,000	202,000

Total revenues	1,313,000	899,000	2,559,000	1,683,000

Cost of revenues
Services	798,000	404,000	1,532,000	726,000
Product sales	4,000	132,000	14,000	194,000
Write-down of inventory	79,000	333,000	79,000	333,000

Total cost of revenues	881,000	869,000	1,625,000	1,253,000

Gross profit	432,000	30,000	934,000	430,000

Operating expenses
Selling, general and administrative
(Exclusive of non-cash compensation for directors)	1,522,000	2,036,000	3,060,000	3,904,000
Non-cash compensation for directors	--	281,000	--	562,000

Total selling, general and administrative	1,522,000	2,317,000	3,060,000	4,466,000
Depreciation and amortization	153,000	269,000	306,000	538,000
Research and development	96,000	143,000	190,000	302,000
Impairment of intangible assets	--	836,000	--	836,000

Total operating expenses	1,771,000	3,565,000	3,556,000	6,142,000

Loss from operations	(1,339,000)	(3,535,000)	(2,622,000)	(5,712,000)
Interest income	1,000	17,000	2,000	29,000
Interest expense	(208,000)	(20,000)	(284,000)	(79,000)
Other income	31,000	136,000	58,000	85,000

Loss from continuing operations	(1,515,000)	(3,402,000)	(2,846,000)	(5,677,000)

Discontinued operations:
Income (loss) from discontinued operations	--	(9,000)	--	362,000
Gain (loss) on sale of discontinued operations	--	(7,000)	--	134,000

Income (loss) from discontinued operations	--	(16,000)	--	496,000

Net loss	$(1,515,000)	$(3,418,000)	$(2,846,000)	$(5,181,000)

Basic and diluted net loss per share:
Loss from continuing operations	$ (0.09)	$ (0.23)	$ (0.16)	$ (0.37)
Income from discontinued operations	--	--	--	0.03

Net loss per share	$ (0.09)	$ (0.23)	$ (0.16)	$ (0.34)

Weighted average common shares outstanding,
basic and diluted	17,709,000	15,144,000	17,669,000	15,122,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,846,000)	$ (5,181,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	306,000	538,000
Accretion of bridge loan discount	152,000	--
Amortization of deferred financing costs	17,000	--
Gain on sale of discontinued operations	--	(134,000)
Bad debt expense	12,000	20,000
Deferred rent	7,000	7,000
Impairment of intangible assets	--	836,000
Write-down of inventory	79,000	333,000
Non-cash compensation for directors	--	562,000
Non-cash consulting and other	--	288,000
Loss on notes receivable	--	47,000
Changes in operating assets and liabilities:
Accounts receivable	(14,000)	675,000
Due from factor	65,000	--
Inventory	(62,000)	80,000
Deferred cost of revenue	(74,000)	--
Prepaids and other current assets	25,000	125,000
Other assets	2,000	1,000
Accounts payable	104,000	(1,493,000)
Accrued liabilities	(22,000)	(297,000)
Accrued restructuring expense	65,000	(187,000)
Customer advances	(236,000)	333,000
Deferred revenue	128,000	(86,000)
Other liabilities	(138,000)	105,000

Net cash used in operating activities	(2,430,000)	(3,428,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of NXT	--	5,000,000
Payment of expenses for sale of NXT	--	(926,000)
Purchase of property and equipment	(160,000)	(36,000)
Decrease in restricted cash	625,000	87,000
Payment for acquisition, net of cash acquired	--	23,000

Net cash provided by investing activities	465,000	4,148,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	450,000	--
Payment of notes payable	(450,000)	--
Proceeds from bridge loan	2,540,000	--
Accrued interest on bridge loan	38,000	--
Financing costs of bridge loan	(90,000)	--
Payments for real estate lease termination	(625,000)	--
Payments of obligations under capital lease	(44,000)	(500,000)

Net cash provided by (used in) financing activities	1,819,000	(500,000)

Net (decrease) increase in cash and cash equivalents	(146,000)	220,000
Cash and cash equivalents, beginning of period	602,000	2,862,000

Cash and cash equivalents, end of period	$ 456,000	$ 3,082,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the year ended June 30, 2003 and the six months ended December 31, 2003 (Unaudited)

	Series C Convertible Preferred Stock	Common Stock			Additional Paid-in	Unearned Compensation and Contra	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Equity	Deficit	Equity
BALANCE AT JUNE 30, 2002	3,941,325	$ 39,000	14,813,927	$ 149,000	$ 142,927,000	$(963,000)	$(134,055,000)	$ 8,097,000
Amortization of non-cash compensation
for directors	--	--	--	--	--	563,000	--	563,000
Cancellation of options issued to-
Board member	--	--	--	--	(375,000)	281,000	--	(94,000)
Issuance of options for services	--	--	--	--	133,000	--	--	133,000
Amortization of non-cash investment
banking services	--	--	--	--	--	119,000	--	119,000
Issuance of options related to the
sale of NXT	--	--	--	--	52,000	--	--	52,000
Issuance of common stock to former
NXT shareholders	--	--	2,241,658	22,000	(22,000)	--	--	--
Retirement of common stock in
settlement of notes receivable	--	--	(81,818)	(1,000)	(24,000)	--	--	(25,000)
Conversion of Series C convertible
preferred stock	(392,625)	(3,000)	654,949	6,000	(3,000)	--	--	--
Net loss	--	--	--	--	--	--	(8,580,000)	(8,580,000)

BALANCE AT JUNE 30, 2003	3,548,700	$ 36,000	17,628,716	$ 176,000	$ 142,688,000	$ --	$(142,635,000)	$ 265,000
Conversion of Series C convertible
preferred stock	(168,500)	2,000	280,836	3,000	(1,000)	--	--	--
Issuance of warrants for bridge Loan	--	--	--	--	780,000	--	--	780,000
Net loss	--	--	--	--	--	--	(2,846,000)	(2,846,000)

BALANCE AT DECEMBER 31, 2003	3,380,200	$ 34,000	17,909,552	$ 179,000	$ 143,467,000	$ --	$(145,481,000)	$(1,801,000)

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended December 31, 2003 and 2002
(Unaudited)

NOTE 1 — THE COMPANY

U.S. Wireless Data, Inc. (“USWD” or the “Company”) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. USWD operates in one business segment and provides proprietary enabling solutions and wireless transaction delivery and gateway services to the payments processing industry. The Company’s customers include credit card processors, merchant acquirers, banks, automated teller machine (“ATM”) distributors and their respective sales organizations, as well as certain businesses seeking new solutions to make it easier for their customers to buy their products or services. The Company offers these entities turnkey wireless and other transaction management services. The Company also provides its customers with proprietary wireless enabling products designed to allow for card acceptance. These services and products may be utilized by conventional card accepting retailers as well as emerging card accepting market segments such as vending machines, quickservice (fast-food) and quick casual restaurants, taxis and limousines, in-home service providers, door-to-door sales, contractors, delivery services, sporting events, and outdoor markets. The Company’s services and products may also be used for gathering telemetric information from remote equipment such as vending machines.

Going Concern and Liquidity Uncertainties

The Company needs additional capital in the immediate future in order to continue operations. Since the Company’s inception, it has incurred significant losses and negative cash flow from operations. As of December 31, 2003, the Company had an accumulated deficit of approximately $145 million and its principal source of liquidity was approximately $456,000 in cash and cash equivalents. Management’s concerns about capital have placed it in a position where it is required to take additional steps to raise funds and cut costs. If the Company is not successful in its efforts to raise additional capital, the Company will be required to cease operations altogether.

The availability of funds from a $2.75 million bridge facility (the “Bridge Loan”) was made pursuant to a previously executed and fully secured loan with Brascan Financial Corporation (“Brascan”), a subsidiary of Toronto, Canada-based Brascan Corporation. The Bridge Loan is secured by a general security interest in all of the Company’s assets, bears interest at 7.5% and is due March 16, 2005. In connection with the Bridge Loan, Brascan received a warrant on September 16, 2003 exercisable for 10 million shares of the Company’s common stock at $.15 per share (the “Bridge Loan Warrant”). The Bridge Loan Warrant became exercisable on December 31, 2003 and will expire in September 2008.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended December 31, 2003 and 2002
(Unaudited)

The Bridge Loan contains various covenants which include, among others, (i) a material adverse change clause, (ii) a minimum monthly revenue requirement of approximately $380,000, and (iii) a minimum net worth requirement of not less than negative $2 million. As of January 31, 2004, the Company was not in compliance with the minimum net worth requirement and was in technical default under the Bridge Loan with respect to two post-closing covenants (relating to receiving a landlord waiver for the Company’s New York facility and completing the actions necessary to subject certain of the Company’s funds to a “blocked account” arrangement). Despite the defaults in connection with their Bridge Loan to the Company, Brascan continued to extend the balance of the remaining unadvanced amounts under the Bridge Loan. As of January 31, 2004, the Company has drawn down the full amount of the $2.75 million Bridge Loan commitment. However, there can be no assurance that Brascan will not declare a default under the Bridge Loan.

In connection with the Bridge Loan, and as part of an overall restructuring and strategic alliance with MIST Inc. (“MIST”), a subsidiary of Brascan Corporation and a provider of card issuance and payments processing products and gateway services to banks, non-bank card issuers and the payments processing industry, the Company also entered into a term sheet that contemplated the agreement by Brascan, subject to a number of conditions, to arrange for the purchase of $12.5 million of a newly issued Series D Preferred Stock representing at least 60% of the Company’s equity. The Bridge Loan would have allowed the Company to continue operations while it was to negotiate a definitive Series D Preferred Stock purchase agreement and to satisfy the anticipated closing conditions of such a financing.

On October 30, 2003, the Company received notification from Brascan, on behalf of its designate MIST, that it no longer intended to pursue the equity financing transaction contemplated by the term sheet with USWD as previously announced on September 16, 2003. In connection with MIST’s determination not to proceed with the equity financing transaction as previously contemplated, Brascan had released the Company from its obligations to not solicit alternative financings from other potential investors, and the break-up fee that was associated with such an alternative financing. Since obtaining the release, the Company has been exploring options with other parties, and continue to explore alternative transactions with MIST, although there can be no assurance that any transaction will be consummated, or consummated on terms favorable to the Company.

On January 27, 2004, the Company entered into a non-binding term sheet with MIST under which the Company will sell to MIST its Synapse POS gateway business. The deal contemplates that MIST will pay the Company consideration consisting of cash and an agreement to provide the Company with a certain amount of payment processing services for the Company’s vending initiatives. The Company anticipates the execution of definitive agreements on or about February 27, 2004.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended December 31, 2003 and 2002
(Unaudited)

On January 27, 2004, the Company also entered into a non-binding term sheet with Brascan, to amend the terms of the Bridge Loan and increase the loan amount from $2.75 million to $3.85 million. Concurrent with the signing of definitive agreements for the contemplated sale of the Synapse POS gateway business, it is anticipated that the amendment to the Bridge Loan (the “Amended Bridge Loan”) will be executed and Brascan will extend up to an additional $1.1 million (less accrued interest) under certain conditions. The cash portion of the proceeds from the contemplated sale of the Synapse POS gateway business will be used to reduce the Company’s outstanding balance on the Amended Bridge Loan. As part of the foregoing transactions, Brascan has also agreed to forfeit one-half of its currently outstanding 10,000,000 share Bridge Loan Warrant (the “Amended Bridge Loan Warrant”). Except for the number of shares, the Amended Bridge Loan Warrant will contain the same exercise price, expiration date and other terms as the original Bridge Loan Warrant. The Amended Bridge Loan will continue to be secured by a general security interest in all of the Company’s assets. The principal amount of the Amended Bridge Loan will be due March 16, 2005.

MIST is seeking to acquire the Company’s Synapse POS gateway business to gain an additional wireless commerce gateway and a substantial presence in the United States. It is anticipated that approximately 19 of the Company’s 38 employees will become employees of MIST upon closing. The Synapse POS gateway business currently generates substantially all of the Company’s revenues.

The additional amounts to be received upon execution of the Amended Bridge Loan are expected to provide the Company with enough capital to support the Company’s operations for approximately two to three months given its anticipated short-term negative cash flow. During this period, the Company will focus on its vending initiatives and attempt to address its capital requirements.

The ultimate completion of the contemplated transactions with Brascan and MIST remain subject to a number of conditions, including the execution of definitive documentation. Accordingly, there is no assurance that these transactions will be consummated according to the terms and conditions contemplated by the non-binding term sheets, or at all.

The Company must secure additional financing in order to continue operations. In doing so, the Company may secure capital in the form of debt and/or equity financing. Should USWD be successful in completing an equity financing, it is likely that such a transaction would require reorganization of its capital structure, which may include the restructuring of its currently issued and outstanding Series C Convertible Preferred Stock and Series C Warrants. It is also anticipated that the terms and provisions of any equity financing, if completed, will have a substantial dilutive effect on the ownership interests of the Company’s existing stockholders.

These conditions raise substantial doubt about USWD’s ability to continue as a going concern and if it is unable to obtain additional capital as needed, the Company will be required to cease operations altogether. The consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended December 31, 2003 and 2002
(Unaudited)

NOTE 2 – BASIS OF CONSOLIDATION AND PRESENTATION

Basis of Consolidation and Asset Sale of Subsidiary

The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary, UNS Corporation, formerly known as NXT Corporation (“NXT”). UNS Corporation was dormant for the six months ended December 31, 2003 and was dissolved on December 11, 2003.

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

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the consolidated financial statements. Operating results for the three and six months ended December 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report for the year ended June 30, 2003 on Form 10-KSB and Form 10-KSB/A.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended December 31, 2003 and 2002
(Unaudited)

For options issued to non-employees, the Company utilizes the fair value method prescribed in SFAS No. 123.

At December 31, 2003, the Company had four fixed stock-based compensation plans. The exercise price of each option granted pursuant to these plans was equal to the market price of the Company’s common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company’s net loss and loss per share for the periods indicated would have been as follows:

	Three months ended December 31,	Six months ended December 31,
	2003	2002	2003	2002
Loss from continuing	$ (1,515,000)	$ (3,402,000)	$ (2,846,000)	$ (5,677,000)
operations
Income (loss) from
discontinued operations	--	(16,000)	--	496,000

Net loss, as reported	$ (1,515,000)	$ (3,418,000)	$ (2,846,000)	$ (5,181,000)
Deduct: Total stock-based
compensation expense determined
under fair value based method	(198,000)	(755,000)	(753,000)	(1,503,000)

Pro forma net loss	$ (1,713,000)	$ (4,173,000)	$ (3,599,000)	$ (6,684,000)

Per share, as reported
From continuing operations	$ (0.09)	$ (0.23)	$ (0.16)	$ (0.37)
From discontinued
operations	--	--	--	0.03

Net loss	$ (0.09)	$ (0.23)	$ (0.16)	$ (0.34)

Per share, pro forma
From continuing operations	$ (0.10)	$ (0.28)	$ (0.20)	$ (0.47)
From discontinued
operations	--	--	--	0.03

Net loss	$ (0.10)	$ (0.28)	$ (0.20)	$ (0.44)

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended December 31, 2003 and 2002
(Unaudited)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the disclosure and recognition provisions of FIN 45 did not have a material effect on the Company’s results of operations or financial position.

In January 2004, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46R”) to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation did not have a material effect on the Company’s results of operations or financial condition.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial condition. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption the provisions of SFAS No. 150 did not have a material effect on the Company’s results of operations or financial condition.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended December 31, 2003 and 2002
(Unaudited)

NOTE 4 – INVENTORY

The Company has curtailed further efforts and resources associated with its Synapse Enabler for Transportation and Synapse Enabler T8, and intends to liquidate its remaining inventory of these products and other materials. As a result, in the quarter ended December 31, 2003, the Company recorded a charge of $79,000 to write-down the remaining inventory to the net realizable value the Company estimates it will realize from such sales. In this regard, subsequent to December 31, 2003, the Company has returned for a refund approximately $69,000 of previously purchased inventory items and already sold approximately $29,000 of materials held in inventory at December 31, 2003.

NOTE 5 – DEFERRED FINANCING COSTS

The “Deferred financing costs” balance of $73,000 at December 31, 2003 represents the unamortized balance of capitalized costs (allocated legal fees) incurred with respect to securing the Bridge Loan. These costs are being amortized over the 18-month term of the Bridge Loan.

NOTE 6 – BRIDGE LOAN

The “Bridge loan” balance of $1,950,000 at December 31, 2003 represents the outstanding balance of $2,578,000 (principal of $2,540,000 and accrued interest of $38,000) on the Bridge Loan (see Note 1), less the debt discount balance of $628,000 from the Bridge Loan Warrant which is being accreted into interest expense over the 18-month term of the Bridge Loan.

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

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended December 31, 2003 and 2002
(Unaudited)

The following is an analysis of the changes in the restructuring accrual:

Balance at June 30, 2001	$ 2,400,000
Charges against accrual (Bethesda rent
payments, severance and benefit payments)	(1,362,000)
Additions to accrual (severance and benefits
accrual)	625,000
Change in estimate (based on sublease)	(714,000)

Balance at June 30, 2002	949,000
Charges against accrual	(258,000)
Change in estimate (for Bethesda lease
termination)	(131,000)

Balance at June 30, 2003	560,000
Charges against accrual	(560,000)

Balance at December 31, 2003	$ --

NOTE 8 – STOCKHOLDERS’ EQUITY

During the six months ended December 31, 2003, 168,500 shares of Series C preferred stock were converted into 280,836 shares of common stock, in accordance with the Series C preferred stock documents.

The Bridge Loan Warrant was valued at $780,000 and is being accreted to interest expense over the 18-month period of the Bridge Loan. In determining the fair value of the warrants issued, the Company used the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, volatility of 144%, expected life of 18 months and an average risk free rate of 1.74%.

NOTE 9 — NET LOSS PER SHARE

Loss per common share is computed in accordance with the provisions of SFAS No. 128, “Earnings per Share”. SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. During the three and six months ended December 31, 2003 and 2002, such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options, warrants and conversions could potentially dilute earnings per share in the future.

The following table reconciles the number of shares of common stock outstanding to the maximum number of common stock and potentially dilutive common stock for grants issued and outstanding as of the dates indicated.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended December 31, 2003 and 2002
(Unaudited)

	December 31, 2003	June 30, 2003
Common shares outstanding	17,909,000	17,629,000
Series C Convertible Preferred Stock outstanding, in common
stock equivalents	5,634,000	5,914,000

	23,543,000	23,543,000

Warrants
Outstanding related to the Private Placement
Investor warrants	2,328,000	2,328,000
Agent warrants	2,910,000	2,910,000
Investment company warrants	582,000	582,000

Subtotal	5,820,000	5,820,000
Various outstanding	283,000	285,000
Executive	1,344,000	1,344,000
Bridge Loan	10,000,000	--

Total warrants	17,447,000	7,449,000

Options
Outstanding, 1992 Option Plan	398,000	402,000
Outstanding, 2000 Option Plan	2,759,000	2,801,000
Outstanding, 2002 Option Plan (3,500,000 authorized)	--	--
Outstanding, Non-Plan	1,358,000	1,391,000

Total options	4,515,000	4,594,000

Total	45,505,000	35,586,000

NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information:

$85,000 and $79,000 was paid in cash for interest for the six months ended December 31, 2003 and 2002, respectively.

Supplemental disclosure of non-cash financing and investing activities:

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended December 31, 2003 and 2002
(Unaudited)

Six months ended December 31, 2003

1.	Conversion of 168,500 shares of Series C Convertible Preferred Stock into 280,836 shares of Common Stock.
2.	Issuance of warrant in connection with the Bridge Loan, exercisable for 10,000,000 shares of Common Stock valued at $780,000.

Year ended June 30, 2003

1.	Conversion of 392,625 shares of Series C Preferred Stock into 654,949 shares of Common Stock.
2.	Issuance of 2,241,658 shares of Common Stock to former NXT shareholders in connection with stock price guarantees.
3.	Issuance of 329,000 options for services valued at $157,000.
4.	Retirement of 72,560 common shares received in connection with settlement of notes receivable valued at $15,000.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

The Company has entered into leases for facilities. Future minimum lease payments and sublease income under non-cancelable operating leases as of December 31, 2003 are as follows:

	Facility Leases	Less Subleased Facilities	Net
For fiscal years ending June 30:
2004	$ 345,000	$60,000	$ 285,000
2005	695,000	30,000	665,000
2006	694,000	--	694,000
2007	667,000	--	667,000
2008	667,000	--	667,000
Thereafter	1,279,000	--	1,279,000

Total minimum payments required	$4,347,000	$90,000	$4,257,000

Rent expense for the three and six months ended December 31, 2003 were $181,000 and $361,000, respectively, as compared to $179,000 and $358,000 for the same periods of the prior fiscal year.

As a security deposit for the Company’s New York facility, the Company maintains a letter of credit in the amount of $456,000. The Company has restricted cash of $456,000 on deposit in a money market fund as collateral for the letter of credit maintained by the bank.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended December 31, 2003 and 2002
(Unaudited)

Future minimum lease payments on capital leases as of December 31, 2003 are as follows:

For fiscal years ending June 30:
2004	$ 154,000
2005	308,000
2006	104,000

Total minimum payments required	566,000
Less amount representing interest	(41,000)

Present value of net minimum
lease payments	525,000
Less current installments	(276,000)

Obligations under capital leases,
excluding current installments	$ 249,000

The Company entered into purchase commitments with a contract manufacturer aggregating approximately $224,000 for the manufacture of additional units of the Company’s Synapse Enabler for Vending. Approximately $73,000 of this commitment was prepaid and is included in “Prepaids and other current assets” in the consolidated balance sheet at December 31, 2003.

The Company has employment agreements with four of its executive officers. The agreements are for initial terms of one to three years, with automatic one-year extensions after the initial term. As of December 31, 2003, the employment agreements commit the Company to annual salary compensation of $738,000. Effective February 1, 2004, the employment agreements commit the Company to annual salary compensation of $681,000. The agreements include provisions for severance payments upon nonrenewal or termination under certain conditions.

The Company has committed to reimburse a third party 50%, up to a maximum of $300,000, for certain agreed upon development costs. As of December 31, 2003, $150,000 has been accrued based on an informal agreement to settle this matter. Management is negotiating the modification of the terms of payment of the Company’s obligation.

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

NOTE 12 – SALE OF NXT

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

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended December 31, 2003 and 2002
(Unaudited)

Revenues and income from the discontinued operations of NXT are as follows:

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002(a)
Revenues	$ --	$ --	$ --	$1,224,000
Income (loss) from operations	--	(9,000)	--	362,000

     (a) Includes results through August 31, 2002.

The Company recorded a gain on the sale of discontinued operations of $134,000 for the six months ended December 31, 2002 due to the reversal of an accrued vendor obligation as a result of the sale of NXT.

Paymentech is obligated under the Agreement, subject to certain conditions, to purchase goods or services from the Company or its affiliates over a three (3) year period that commenced September 1, 2002, in an amount aggregating a minimum of $3,472,500. Paymentech is obligated to pay the Company at least $1,000,000 during the first year, in installments of $83,333 per month, at least $1,150,000 during the second year, in installments of $95,833 per month, and at least $1,322,500 during the third year, in installments of $110,208. Paymentech has made such payments as scheduled and is expected to continue to make such payments on a timely basis. In August 2003, the Company received an advance of $167,000 from Paymentech representing guaranteed payments due for September and October 2003. The Company agreed to a $25,000 reduction in the scheduled amount due in return for the early advance. The Company has also agreed to apply any unapplied balance to future services. Payments from Paymentech in excess of goods and services provided to date aggregating $282,000 are included in “Customer advances” in the consolidated balance sheet at December 31, 2003.

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

OVERVIEW

U.S. Wireless Data, Inc. (“USWD” or the “Company”) provides proprietary enabling solutions and wireless transaction delivery and gateway services to the payments processing industry. Our customers include credit card processors, merchant acquirers, banks, automatic teller machine (“ATM”) distributors and their respective sales organizations, as well as certain businesses seeking new solutions to make it easier for their customers to buy their products or services. We offer these entities turnkey wireless and other transaction management services. We also provide our clients with proprietary wireless enabling products designed to allow for card acceptance where such acceptance has heretofore been either too expensive or technologically unfeasible, or to displace conventional telephone lines for increased speed, cost reduction and/or convenience. These services and products may be utilized by conventional card accepting retailers as well as emerging card accepting market segments such as vending machines, quickservice (fast-food) and quick casual restaurants, taxis and limousines, in-home service providers, door-to-door sales, contractors, delivery services, sporting events, and outdoor markets. Our services and products may also be used for gathering telemetric information such as mission critical operational data on a real-time basis from remote equipment (e.g., vending machines).

We facilitate the delivery of credit card or other electronic payment transactions from merchants to payment processors using wireless technologies. We make it easy for our clients to deploy wireless solutions for their merchants through a single source, our Synapse platform. We aggregate different wireless network services, offering nationwide wireless coverage, and provide a single point of terminal management, customer support and transaction reporting. For strategically selected markets, we develop and integrate proprietary wireless hardware products designed to enable traditional points of sale and unconventional points of sale (such as vending machines) with card acceptance. All of our efforts are aimed at providing the payments processing industry and end-user merchants with the speed, mobility, cost savings and other strategic benefits associated with wireless technology.

We have contracts with many of the industry’s largest resellers, including eight of the top 10 merchant acquirers as ranked in The Nilson Report. Our clients process the majority of all point-of-sale (“POS”) transaction activity in the United States and include: Bank of America, BuyPass, Cardservice International, CardSystems, Concord EFS, First Data Merchant Services, First Horizon, Global Payments, Heartland, Lynk Systems, MSI, National Processing Company, Paymentech, Vital, and many others.

Going Concern and Liquidity Uncertainties

We need additional capital in the immediate future in order to continue operations. Since our inception, we have incurred significant losses and negative cash flow from operations. As of December 31, 2003, we had an accumulated deficit of approximately $145 million and our principal source of liquidity was approximately $456,000 in cash and cash equivalents. Our concerns about capital have placed us in a position where we are required to take additional steps to raise funds and cut costs. If we are not successful in our efforts to raise additional capital, we will be required to cease operations altogether.

The availability of funds from a $2.75 million bridge facility (the “Bridge Loan”) was made pursuant to a previously executed and fully secured loan with Brascan Financial Corporation (“Brascan”), a subsidiary of Toronto, Canada-based Brascan Corporation. The Bridge Loan is secured by a general security interest in all of our assets, bears interest at 7.5% and is due March 16, 2005. In connection with the Bridge Loan, Brascan received a warrant on September 16, 2003 exercisable for 10 million shares of the Company’s common stock at $.15 per share (the “Bridge Loan Warrant”). The Bridge Loan Warrant became exercisable on December 31, 2003 and will expire in September 2008.

The Bridge Loan contains various covenants which include, among others, (i) a material adverse change clause, (ii) a minimum monthly revenue requirement of approximately $380,000, and (iii) a minimum net worth requirement of not less than negative $2 million. As of January 31, 2004, the Company was not in compliance with the minimum net worth requirement and was in technical default under the Bridge Loan with respect to two post-closing covenants (relating to receiving a landlord waiver for our New York facility and completing the actions necessary to subject certain of our funds to a “blocked account” arrangement). Despite the defaults in connection with their Bridge Loan to us, Brascan continued to extend the balance of the remaining unadvanced amounts under the Bridge Loan. As of January 31, 2004, we have drawn down the full amount of the $2.75 million Bridge Loan commitment. However, there can be no assurance that Brascan will not declare a default under the Bridge Loan.

In connection with the Bridge Loan, and as part of an overall restructuring and strategic alliance with MIST Inc. (“MIST”), a subsidiary of Brascan Corporation and a provider of card issuance and payments processing products and gateway services to banks, non-bank card issuers and the payments processing industry, we also entered into a term sheet that contemplated the agreement by Brascan, subject to a number of conditions, to arrange for the purchase of $12.5 million of a newly issued Series D Preferred Stock representing at least 60% of our equity. The Bridge Loan would have allowed us to continue operations while we were to negotiate a definitive Series D Preferred Stock purchase agreement and to satisfy the anticipated closing conditions of such a financing.

On October 30, 2003, we received notification from Brascan, on behalf of its designate MIST, that it no longer intended to pursue the equity financing transaction contemplated by the term sheet with USWD as previously announced on September 16, 2003. In connection with MIST’s determination not to proceed with the equity financing transaction as previously contemplated, Brascan had released us from our obligations to not solicit alternative financings from other potential investors, and the break-up fee that was associated with such an alternative financing. Since obtaining the release, we have been exploring options with other parties, and continue to explore alternative transactions with MIST, although there can be no assurance that any transaction will be consummated, or consummated on terms favorable to us.

On January 27, 2004, we entered into a non-binding term sheet with MIST under which we will sell to MIST our Synapse POS gateway business. The deal contemplates that MIST will pay us consideration consisting of cash and an agreement to provide us with a certain amount of payment processing services for our vending initiatives. We anticipate the execution of definitive agreements on or about February 27, 2004.

On January 27, 2004, we also entered into a non-binding term sheet with Brascan, to amend the terms of the Bridge Loan and increase the loan amount from $2.75 million to $3.85 million. Concurrent with the signing of definitive agreements for the contemplated sale of the Synapse POS gateway business, it is anticipated that the amendment to the Bridge Loan (the “Amended Bridge Loan”) will be executed and Brascan will extend up to an additional $1.1 million (less accrued interest) under certain conditions. The cash portion of the proceeds from the contemplated sale of the Synapse POS gateway business will be used to reduce our outstanding balance on the Amended Bridge Loan. As part of the foregoing transactions, Brascan has also agreed to forfeit one-half of its currently outstanding 10,000,000 share Bridge Loan Warrant (the “Amended Bridge Loan Warrant”). Except for the number of shares, the Amended Bridge Loan Warrant will contain the same exercise price, expiration date and other terms as the original Bridge Loan Warrant. The Amended Bridge Loan will continue to be secured by a general security interest in all of our assets. The principal amount of the Amended Bridge Loan will be due March 16, 2005.

MIST is seeking to acquire our Synapse POS gateway business to gain an additional wireless commerce gateway and a substantial presence in the United States. It is anticipated that approximately 19 of our 38 employees will become employees of MIST upon closing. The Synapse POS gateway business currently generates substantially all of our revenues.

The additional amounts to be received upon execution of the Amended Bridge Loan are expected to provide us with enough capital to support our operations for approximately two to three months given our anticipated short-term negative cash flow. During this period, we will focus on our vending initiatives and attempt to address our capital requirements.

The ultimate completion of the contemplated transactions with Brascan and MIST remain subject to a number of conditions, including the execution of definitive documentation. Accordingly, there is no assurance that these transactions will be consummated according to the terms and conditions contemplated by the non-binding term sheets, or at all.

We must secure additional financing in order to continue operations. In doing so, we may secure capital in the form of debt and/or equity financing. Should we be successful in completing an equity financing, it is likely that such a transaction would require reorganization of our capital structure, which may include the restructuring of our currently issued and outstanding Series C Convertible Preferred Stock and Series C Warrants. It is also anticipated that the terms and provisions of any equity financing, if completed, will have a substantial dilutive effect on the ownership interests of our existing stockholders.

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

In April 2003, we successfully converted, on behalf of a major payment processor, approximately 7,400 existing wireless merchant terminals on Cingular’s Mobitex network to our Synapse service. Previously, the terminals had been connected directly to the processor over the Mobitex wireless network. Now, the terminals continue to use Cingular’s Mobitex network, but the transactions are routed to the processor via the Synapse host platform. The processor can now leverage the value added services of Synapse including online management of the wireless accounts, our 24/7 customer support desk and online reporting. Total active sites on our services number more than 34,100 at December 31, 2003.

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

Synapse Enabler™ for Vending

We developed our proprietary Synapse Enabler device for the purpose of converting non-wireless devices to devices that are capable of transmitting and receiving electronic payment transactions and other data wirelessly. We have integrated such technology into devices such as vending machines to create new opportunities for cashless payments and other data gathering services. Vending machines in selected cities have been retrofitted with the Synapse Enabler for Vending (“SEV”) as part of a program for PepsiCo, Inc. (“Pepsi”) to introduce cashless payments for their vended products. Transactions are routed through our Synapse platform for authorization and settlement. In addition to enabling card payments on vending machines, the SEV communicates with the vending machine’s internal Data Exchange (“DEX”) control boards allowing it to send up-to-the-minute information about inventory and the operational status of each vending machine to USWD. This telemetric data is re-configured and organized into various reports, and then provided to Pepsi, its bottlers and licensees via online access over secure Internet connections. Increased sales and margin through cashless payment acceptance, more efficiency in determining and servicing daily routes, and information designed to keep machines operating at peak performance are all expected results of our solution for the vending industry.

In December 2002, we received our first “trademark authorization” from Pepsi for our wireless cashless payment processing solution for vending machines. The trademark authorization given by Pepsi authorizes our first generation SEV for deployment by Pepsi’s bottling partners in their vending machines throughout North America. The solution earned trademark authorization after nearly two years of development and testing in various locations. Over 600 units have already been deployed in certain markets by key Pepsi anchor bottlers and licensees. These markets include Chicago, Illinois; Danbury, Connecticut; Las Vegas, Nevada; Memphis, Tennessee; Orlando, Florida; and, St. Louis, Missouri.

On October 16, 2003, we announced that we entered into a multi-year exclusive supply agreement with Pepsi for cashless payment and wireless route management systems and service for use on the vending machines of Pepsi’s bottlers, licensees and affiliates. The Pepsi-Cola North America division of Pepsi has also committed to purchase a minimum of 10,000 SEVs. The exclusive supply agreement and the 10,000 SEV purchase order are subject to the successful completion of commercial and field tests for our second generation SEV.

In February 2004, we received a provisional six-month trademark authorization from Pepsi for our second generation SEV. Pepsi’s Global Procurement Team notified Pepsi’s bottlers that our solution is available for commercial rollout and we expect to receive orders for unit deployments from Pepsi, its bottlers and licensees over the coming weeks and months. We also expect to receive non-provisional trademark authorization in the next few weeks as we anticipate the successful completion of the commercial and field tests. In addition, we continue to pursue other opportunities in the vending industry.

Synapse Wireless Payment Acceptance on Cell Phones

We believe the market for card payments will become larger with the emergence of card acceptance on new wireless devices such as those integrated with mobile phones.

To that end, we have played an important role in the recently launched PowerSwipe, a new product by Creditel Corp. that attaches to certain models of Motorola telephones utilizing the Nextel network. The device provides mobile workers with the capability to swipe a credit card and take payment with greater security, speed, and convenience while also having access to Nextel’s standard cell phone, two-way voice messaging and text messaging services. We believe that Creditel’s partnership with Nextel and Motorola is ideal for the launch of this solution since Motorola phones with service on the Nextel network are already popular with fleet-based businesses. Motorola and Nextel will promote and sell the solution through their dealer networks. Our Synapse Service provides Creditel with a payments gateway to various credit card processors and other services. We have signed an agreement with Creditel to be the exclusive payments gateway for the PowerSwipe product. The product is now in full commercial deployment and we now have over 300 units on our gateway.

Other Services and Products

We have also integrated our Synapse Enabler solution into taximeters from Centrodyne and Pulsar, the two leading manufacturers of taximeters in North America. In addition, we developed our Synapse Enabler T8 (“T8”), which can convert as many as eight dial-up POS terminals in one location to a single wireless connection, for queue-sensitive, multi-lane environments such as quickservice (fast-food) and quick casual restaurants. Although some sites remain active with these products, due to limited marketing and other resources and certain operational difficulties, we have curtailed further efforts and resources with regards to these two markets.

Our Synapse Adapter™ is a proprietary device utilizing patented dial tone-emulation technology licensed from AT&T Wireless to provide our clients with a seamless “plug and play” solution for the conversion of dial-up POS and ATM terminals to a high speed, lower cost, wirelessly-enabled device operating on the CDPD wireless network. Although we continue to provide service for this product, we no longer sell the Synapse Adapter in light of the discussion that follows.

The major U.S. wireless carriers are migrating away from the CDPD wireless medium as they move to next generation technologies. AT&T Wireless has stated that it intends to completely shutdown its CDPD network in June 2004 and will migrate to its new GPRS network. Verizon Wireless has announced that it intends to transition from its current CDPD data service to its next generation CDMA data service and intends to completely shutdown its CDPD network in December 2005. Our Synapse Adapter product is CDPD-based, and certain third party products used on our service are also CDPD-based. The useful life of all CDPD-based terminals is dependent on the availability of CDPD service, which has become limited in duration.

We may also provide our customers with customized solutions or other services.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

KEY METRICS

We utilize several basic performance metrics to measure the progress of our operations. Some of the metrics we rely upon include: (1) the number of active sites that can process transactions through our hosts; (2) the gross number of active sites that are added to our system; (3) the number of transactions processed through our hosts; and (4) EBITDA — Earnings before interest, taxes, depreciation and amortization.

Active Sites

Active sites have grown to approximately 34,100 as of December 31, 2003, an increase of 15,400 or 82% from the same date of the prior year. In April 2003, we converted approximately 7,400 wireless sites for a major processor using Cingular’s Mobitex network to our Synapse service on the same wireless network. This conversion has resulted in a substantial increase in activations and transactions, as several hundred new wireless activations are being made by this customer through our Synapse service each month.

Gross Activations

Gross activations for the three and six months ended December 31, 2003, were 4,300 and 8,700 compared to 3,400 and 7,100 for the same periods in the prior fiscal year. This represents a 900 and 1,600 unit or 27% and 23% increase, respectively.

Transactions

Transactions processed for the three and six months ended December 31, 2003, were approximately 2,724,000 and 5,347,000, an increase of 961,000 and 1,811,000 or 55% and 51% from the same periods in the prior fiscal year. This increase was primarily due to the growth in active sites.

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

Total Revenues

Total revenues were $1,313,000 and $2,559,000 for the three and six months ended December 31, 2003, as compared to $899,000 and $1,683,000 for the same periods in the prior fiscal year. This improvement from the prior fiscal year represents a $414,000 and $876,000 or 46% and 52% increase, respectively. The increase is primarily attributed to the higher recurring service revenues from the growth in the number of active sites. This increase was partially offset by the decrease in product sales. Revenues are discussed in more detail below.

The following table sets forth, for the periods indicated, certain financial data as percentages of our total revenues:

	For the three months ended December 31,		For the six months ended December 31,
	2003	2002	2003	2002
Revenues
Activation fees	7%	8%	6%	10%
Monthly fees	78%	65%	78%	66%
Transaction fees	8%	5%	8%	7%
Other fees	7%	7%	7%	5%

Total service revenues	100%	85%	99%	88%
Product sales	--	15%	1%	12%

Total revenues	100%	100%	100%	100%

Service Revenues

Revenue from services for the three and six months ended December 31, 2003 increased to $1,308,000 and $2,539,000 from $764,000 and $1,481,000 during the same periods in the prior fiscal year, a $544,000 or 71% and $1,058,000 or 71% increase, respectively.

Activation Fees. Revenue from activation fees, which represents the amortization of fees generated from activations of new sites added through our proprietary Synapse service, was $86,000 for the three months ended December 31, 2003, a $15,000 or 21% increase as compared to the same period in the prior fiscal year. Revenue from activation fees for the six months ended December 31, 2003 was $168,000, an $8,000 or 5% decrease as compared to the same period in the prior fiscal year. The amortization of revenue from activation fees for the current period as compared to the same periods of the prior year was reduced by an increase in the amortization period effective July 1, 2002, resulting from an increase of our estimate of the expected life of an activation from six months to one year. The number of gross activations by client and the applicable rate charged to each client also affects aggregate activation fees.

Monthly Fees. Revenue from recurring monthly fees, which is generated from the number of active sites that can process transactions through our Synapse service, was $1,030,000 for the three months ended December 31, 2003, a $447,000 or 77% increase as compared to the same period in the prior fiscal year. Revenue from recurring monthly fees for the six months ended December 31, 2003 was $2,005,000, an $896,000 or 81% increase as compared to the same period in the prior fiscal year. The increase is a direct result of the increase in the number of active sites. The number of active sites by client and the applicable rate charged to each client also affects aggregate monthly fees.

Transaction Fees. Revenue from transaction fees for the three months ended December 31, 2003 was $98,000, a $48,000 or 96% increase as compared to the same period in the prior fiscal year. Revenue from transaction fees for the six months ended December 31, 2003 was $192,000, a $79,000 or 70% increase as compared to the same period in the prior fiscal year. The increase is a direct result of the increase in the volume of transactions due primarily to the growth in the number of active sites. The number of active sites by client and the applicable rate charged to each client also affects aggregate transaction fees.

Other Fees. Revenue from other fees for the three months ended December 31, 2003 was $94,000, a $34,000 increase. Revenue from other fees for the six months ended December 31, 2003 was $174,000, a $91,000 increase. The increase is a result of certain administrative, installation and other charges to certain clients.

Product Sales

Product sales are primarily derived from the sale of our proprietary wireless devices, the Synapse Enabler and the Synapse Adapter. Revenue from product sales for the three months ended December 31, 2003 was $5,000, a $130,000 or 96% decrease as compared to the same period in the prior fiscal year. Revenue from product sales for the six months ended December 31, 2003 was $20,000, a $182,000 or 90% decrease as compared to the same period in the prior fiscal year. The decrease was attributed to the reduction in the number of units sold and the amortization of product sales of our Synapse Enabler for Vending recognized ratably over the life of the customer contract upon activation.

GROSS PROFIT

Gross profit consists of revenues, net of direct costs of sales. Costs of revenues consist primarily of the cost for the initial setup and ongoing communications costs associated with terminals connected through Synapse, costs of production of products such as the Synapse Enablers and Adapters, and certain carrier and other costs. Total gross profit for the three months ended December 31, 2003 was $432,000, compared to $30,000 for the same period in the prior fiscal year, a $402,000 or 1340% increase. Total gross profit for the six months ended December 31, 2003 was $934,000, compared to $430,000 for the same period in the prior fiscal year, a $504,000 or 117% increase. The improvement in total gross profit for the current periods over the same periods in the prior fiscal year was primarily attributed to the growth of active sites for Synapse services and reduced charges for inventory write-downs. Without the write-downs for inventory, total gross profit for the three months ended December 31, 2003 would have been $511,000, a $148,000 or 41% increase, and total gross profit for the six months ended December 31, 2003 would have been $1,013,000, a $250,000 or 33% increase, each as compared to the same periods in the prior fiscal year.

Gross profit from services for the three months ended December 31, 2003 was $510,000, a $150,000 or 42% increase as compared to the same period in the prior fiscal year. Gross profit from services for the six months ended December 31, 2003 was $1,007,000, a $252,000 or 33% increase as compared to the same period in the prior fiscal year. The improvement in gross profit from services was primarily attributed to the growth of active sites for Synapse services.

Gross profit from product sales for the three months ended December 31, 2003 was a loss of $78,000, a $252,000 or 76% reduction in the loss as compared to the same period in the prior fiscal year. Gross profit from product sales for the six months ended December 31, 2003 was a loss of $73,000, a $252,000 or 78% reduction in the loss as compared to the same period in the prior fiscal year. The improvements in gross profit from product sales are almost entirely a direct result of the reduced charges for inventory write-downs. The mix of “Product Sales in Units” as discussed above, and the applicable rates charged for such sales, also affected gross profit from product sales.

GROSS MARGIN

The following table sets forth, for the periods indicated, certain financial data as percentages of our total revenue:

	For the three months ended December 31,				For the six months ended December 31,
	2003		2002		2003		2002
Gross margin
Services	39.0%		47.1%		39.7%		51.0%
Product sales	(1560	.0)%	(244	.4)%	(365	.0)%	(160	.9)%
Total gross margin	32.9%		3.3%		36.5%		25.5%

Total gross margin (gross profit as a percentage of total revenues) for the three months ended December 31, 2003 increased to 32.9% from 3.3% for the same period in the prior fiscal year. Total gross margin for the six months ended December 31, 2003 increased to 36.5% from 25.5% for the same period in the prior fiscal year. The increases were primarily attributed to the reduction in inventory write-downs and the greater percentage of total revenue from monthly fees due to the growth in active sites, which were partially offset by changes in customer pricing plans that led to lower service margins and higher costs for certain wireless carrier service.

Gross margin from services for the three months ended December 31, 2003 decreased to 39.0% compared to 47.1% for the same period in the prior fiscal year. Gross margin from services for the six months ended December 31, 2003 decreased to 39.7% compared to 51.0% for the same period in the prior fiscal year. The reduction was primarily attributed to the mix of rates charged to our clients, including a reduction in rates for a large client and the associated number of active sites for each client, and higher costs for certain wireless carrier service, which were partially offset by the greater percentage of total revenue from monthly fees due to the growth in active sites.

Gross margin from product sales for the three months ended December 31, 2003 was a gross margin loss of 1560.0% compared to a gross margin loss of 244.4% for the same period in the prior fiscal year. Gross margin from product sales for the six months ended December 31, 2003 was a gross margin loss of 365.0% compared to a gross margin loss of 160.9% for the same period in the prior fiscal year. The increase in gross margin loss is primarily attributed to the reduction in the number of units and aggregate sales dollars and the reduction in write-downs of inventory. Excluding the write-downs of inventory, gross margin from product sales for the three months ended December 31, 2003 would have been 20.0% compared to 2.2% for the same period in the prior fiscal year, and gross margin from product sales for the six months ended December 31, 2003 would have been 30.0% compared to 4.0% for the same period in the prior fiscal year.

OPERATING EXPENSES

Total operating expenses for the three months ended December 31, 2003 decreased to $1,771,000, a decrease of $1,794,000 or 50% compared to the same period in the prior fiscal year. Total operating expenses for the six months ended December 31, 2003 decreased to $3,556,000, a decrease of $2,586,000 or 42% compared to the same period in the prior fiscal year. The decrease was due to an impairment charge of $836,000 included in the prior period; cost reduction efforts and efficiency gains, including reductions in staff and compensation; the elimination of amortization of the non-cash compensation expense which was completed in the fiscal year ended June 30, 2003; a reduction in depreciation expense due to minimal capital expenditures in recent periods, and to the reduction in amortization expense related to goodwill and intangible assets. In November 2002, we instituted an additional cost reduction plan, which was primarily comprised of salary and staff reductions. These cost savings were not fully realized for the entire three and six-month periods ended December 31st of the prior fiscal year.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of salaries and benefits for sales, general and administrative personnel, occupancy and general office expenses, professional fees (including legal, tax and accounting), insurance, advertising and promotion expenses, travel expenses, other general corporate purposes, and non-cash compensation of directors. Selling, general, and administrative expenses excluding non-cash compensation of directors, were $1,522,000 for the three months ended December 31, 2003 compared to $2,036,000 for the same period in the prior fiscal year, a $514,000 or 25% decrease. Selling, general, and administrative expenses excluding non-cash compensation of directors, were $3,060,000 for the six months ended December 31, 2003 compared to $3,904,000 for the same period in the prior fiscal year, a $844,000 or 22% decrease. The decrease is primarily attributed to the reduction of staff and compensation of staff, and our continued cost cutting efforts.

The amortization of non-cash compensation of directors of $0 for the three months ended December 31, 2003 compared to $281,000 for the same period in the prior fiscal year. The amortization of non-cash compensation of directors of $0 for the six months ended December 31, 2003 compared to $562,000 for the same period in the prior fiscal year. The decrease was related to the elimination of amortization of the non-cash compensation expense since the amortization was completed in the fiscal year ended June 30, 2003.

Selling, general and administrative expenses including non-cash compensation of directors were $1,522,000 for the three months ended December 31, 2003 compared to $2,317,000 for the same period in the prior fiscal year, a $795,000 or 34% decrease. Selling, general and administrative expenses including non-cash compensation of directors were $3,060,000 for the six months ended December 31, 2003 compared to $4,466,000 for the same period in the prior fiscal year, a $1,406,000 or 32% decrease.

Research and Development Expenses

Research and development expenses consist primarily of engineering personnel costs for research, design and development of the proprietary technology we use to integrate and develop our products and services. Research and development expenses for the three months ended December 31, 2003 were $96,000, a $47,000 or 33% decrease compared to the same period in the prior fiscal year. Research and development expenses for the six months ended December 31, 2003 were $190,000, a $112,000 or 37% decrease compared to the same period in the prior fiscal year. The decrease is primarily attributed to the reduction of staff and compensation of staff, and our continued cost cutting efforts.

Depreciation and Amortization

Depreciation and amortization for the three months ended December 31, 2003 was $153,000, a $116,000 or 43% decrease compared to the same period in the prior fiscal year. Depreciation and amortization for the six months ended December 31, 2003 was $306,000, a $232,000 or 43% decrease compared to the same period in the prior fiscal year. The improvement in depreciation and amortization is discussed below in this section.

Amortization of intangibles includes amortization of goodwill and intellectual property, including core technology, customer relationships, and contract rights. Amortization of intangibles for the three months ended December 31, 2003 were $22,000, a $44,000 or 67% decrease compared with the same period in the prior fiscal year. Amortization of intangibles for the six months ended December 31, 2003 were $45,000, an $87,000 or 66% decrease compared with the same period in the prior fiscal year. For the three and six month periods ended December 31st of the prior year, a significant portion of the amortization included amortization relating to goodwill and intangibles generated by the acquisitions of NXT and Cellgate Technologies, Inc. As a result of the sale of NXT and impairment charges in fiscal 2003 against goodwill and intangibles related to our acquisition of Cellgate, all intangible assets were fully amortized by December 31, 2003.

Depreciation and amortization of fixed assets, leasehold improvements and capitalized software for the three months ended December 31, 2003 were $131,000, a $72,000 or 36% decrease compared with the same period in the prior fiscal year. Depreciation and amortization of fixed assets, leasehold improvements and capitalized software for the six months ended December 31, 2003 were $261,000, a $145,000 or 36% decrease compared with the same period in the prior fiscal year. We anticipate a decrease in depreciation and amortization of fixed assets, leasehold improvements, and capitalized software as our outlays for capital expenditures have been minimal during the past year and we expect minimal outlays for capital expenditures over the next year.

OTHER

Interest income for the three months ended December 31, 2003 was $1,000, compared to $17,000 for the same period in the prior fiscal year. Interest income for the six months ended December 31, 2003 was $2,000, compared to $29,000 for the same period in the prior fiscal year. Interest income decreased due to lower cash balances invested corresponding with the utilization of cash to fund our business.

Interest expense for the three months ended December 31, 2003 was $208,000, compared to $20,000 for the same period in the prior fiscal year. Interest expense for the six months ended December 31, 2003 was $284,000, compared to $79,000 for the same period in the prior fiscal year. The increase in interest expense was primarily related to increased borrowing costs, including interest on the Bridge Loan effective September 16, 2003, the amortization of deferred financing interest for the Bridge Loan warrant over the term of such loan, and interest for factoring certain receivables; partially offset by the reduced principal balance of a capital lease for Synapse Adapters assumed with the acquisition of Cellgate.

Other income (expense), net for the three months ended December 31, 2003 was net income of $31,000, compared to a net income of $136,000 for the same period in the prior fiscal year. Other income (expense), net consists primarily of: (a) rental income for sublet facilities of $33,000 for the three months ended December 31, 2003 compared to $33,000 for the same period in the prior fiscal year; (b) income relating to a transition services agreement that was executed in connection with the sale of NXT of $0 for the three months ended December 31, 2003 and $86,000 for the same period in the prior fiscal year; (c) expense of $0 for the three months ended December 31, 2003 and $46,000 for the same period in the prior fiscal year relating to withholding taxes on additional shares issued to certain former shareholders of NXT; and (d) tax expense for the three months ended December 31, 2003 of $2,000 compared to income of $63,000 for the same period in the prior fiscal year which included a reversal of previously accrued amounts for certain state and local taxes.

Other income (expense), net for the six months ended December 31, 2003 was net income of $58,000, compared to a net income of $85,000 for the same period in the prior fiscal year. Other income (expense), net consists primarily of: (a) rental income for sublet facilities of $66,000 for the six months ended December 31, 2003 compared to $45,000 for the same period in the prior fiscal year, a $21,000 increase due to the sublet of a portion of the Company’s current offices in New York; (b) income relating to a transition services agreement that was executed in connection with the sale of NXT of $0 for the six months ended December 31, 2003 and $111,000 for the same period in the prior fiscal year; (c) expense of $0 for the six months ended December 31, 2003 and $46,000 for the same period in the prior fiscal year relating to withholding taxes on additional shares issued to certain former shareholders of NXT; and (d) tax expense for the six months ended December 31, 2003 of $9,000 compared to $24,000 for the same period in the prior fiscal year, a $15,000 decrease for certain state and local taxes.

LOSS FROM CONTINUING OPERATIONS

Loss from continuing operations for the three months ended December 31, 2003 was $1,515,000, as compared with a loss of $3,402,000 for the same period in the prior fiscal year, a $1,887,000 or 56% improvement. Loss from continuing operations for the six months ended December 31, 2003 was $2,845,000, as compared with a loss of $5,677,000 for the same period in the prior fiscal year, a $2,832,000 or 50% improvement. The decrease in loss was primarily attributed to the realization of the cost reduction efforts and efficiency gains, the elimination of amortization of the non-cash compensation expense, the reduction in depreciation and amortization, the elimination of an impairment charge, as well as overall increased service revenues.

DISCONTINUED OPERATIONS

Income from discontinued operations represents the net results of our wholly-owned subsidiary, UNS Corporation (formerly, NXT). During May 2002, we developed a formal plan to sell NXT. As previously disclosed, effective as of the close of business on August 31, 2002, we sold substantially all of the operating assets associated with NXT. NXT provides data services and landline-based connectivity for credit-card transaction processing. UNS Corporation was dormant for the three and six months ended December 31, 2003 and was dissolved on December 11, 2003. For the six months ended December 31, 2002, operations resulted in income of $362,000. For the six months ended December 31, 2002, gain on sale of discontinued operations of $134,000 primarily represents the reversal of an accrued vendor obligation that was waived as a result of the sale of NXT.

NET LOSS

For the three months ended December 31, 2003, net loss totaled $1.515 million or $0.09 per share, as compared to a net loss of $3.418 million or $0.23 per share, for the same period in the prior fiscal year. For the six months ended December 31, 2003, net loss totaled $2.846 million or $0.16 per share, as compared to a net loss of $5.181 million or $0.34 per share, for the same period in the prior fiscal year.

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

The EBITDA loss for the three months ended December 31, 2003 was $1.15 million, as compared to the same period in the prior fiscal year of $3.21 million, an improvement of $2.06 million or approximately 64%. The EBITDA loss for the six months ended December 31, 2003 was $2.25 million, as compared to the same period in the prior fiscal year of $4.57 million, an improvement of $2.32 million or approximately 51%. The improvement in EBITDA loss is primarily attributed to the increase in revenues and a reduction of operating expenses as discussed in prior sections.

The following table sets forth, for the periods indicated, the reconciliation of net loss to EBITDA:

	For the three months ended December 31,		For the six months ended December 31,
	2003	2002	2003	2002
Net loss	$(1,515,000)	$(3,418,000)	$(2,845,000)	$(5,181,000)
Subtract interest income	(1,000)	(17,000)	(2,000)	(29,000)
Add interest expense	208,000	20,000	284,000	79,000
Add income taxes	2,000	(63,000)	9,000	24,000
Add depreciation and amortization	153,000	269,000	306,000	538,000

EBITDA loss	$(1,153,000)	$(3,209,000)	$(2,248,000)	$(4,569,000)

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

We need additional capital in the immediate future in order to continue operations. Since our inception, we have incurred significant losses and negative cash flow from operations. As of December 31, 2003, we had an accumulated deficit of approximately $145 million and our principal source of liquidity was approximately $456,000 in cash and cash equivalents. Our concerns about capital have placed us in a position where we are required to take additional steps to raise funds and cut costs. If we are not successful in our efforts to raise additional capital, we will be required to cease operations altogether.

The availability of funds from a $2.75 million bridge facility (the “Bridge Loan”) was made pursuant to a previously executed and fully secured loan with Brascan Financial Corporation (“Brascan”), a subsidiary of Toronto, Canada-based Brascan Corporation. The Bridge Loan is secured by a general security interest in all of our assets, bears interest at 7.5% and is due March 16, 2005. In connection with the Bridge Loan, Brascan received a warrant on September 16, 2003 exercisable for 10 million shares of the Company’s common stock at $.15 per share (the “Bridge Loan Warrant”). The Bridge Loan Warrant became exercisable on December 31, 2003 and will expire in September 2008.

The Bridge Loan contains various covenants which include, among others, (i) a material adverse change clause, (ii) a minimum monthly revenue requirement of approximately $380,000, and (iii) a minimum net worth requirement of not less than negative $2 million. As of January 31, 2004, the Company was not in compliance with the minimum net worth requirement and was in technical default under the Bridge Loan with respect to two post-closing covenants (relating to receiving a landlord waiver for our New York facility and completing the actions necessary to subject certain of our funds to a “blocked account” arrangement). Despite the defaults in connection with their Bridge Loan to us, Brascan continued to extend the balance of the remaining unadvanced amounts under the Bridge Loan. As of January 31, 2004, we have drawn down the full amount of the $2.75 million Bridge Loan commitment. However, there can be no assurance that Brascan will not declare a default under the Bridge Loan.

In connection with the Bridge Loan, and as part of an overall restructuring and strategic alliance with MIST Inc. (“MIST”), a subsidiary of Brascan Corporation and a provider of card issuance and payments processing products and gateway services to banks, non-bank card issuers and the payments processing industry, we also entered into a term sheet that contemplated the agreement by Brascan, subject to a number of conditions, to arrange for the purchase of $12.5 million of a newly issued Series D Preferred Stock representing at least 60% of our equity. The Bridge Loan would have allowed us to continue operations while we were to negotiate a definitive Series D Preferred Stock purchase agreement and to satisfy the anticipated closing conditions of such a financing.

On October 30, 2003, we received notification from Brascan, on behalf of its designate MIST, that it no longer intended to pursue the equity financing transaction contemplated by the term sheet with USWD as previously announced on September 16, 2003. In connection with MIST’s determination not to proceed with the equity financing transaction as previously contemplated, Brascan had released us from our obligations to not solicit alternative financings from other potential investors, and the break-up fee that was associated with such an alternative financing. Since obtaining the release, we have been exploring options with other parties, and continue to explore alternative transactions with MIST, although there can be no assurance that any transaction will be consummated, or consummated on terms favorable to us.

On January 27, 2004, we entered into a non-binding term sheet with MIST under which we will sell to MIST our Synapse POS gateway business. The deal contemplates that MIST will pay us consideration consisting of cash and an agreement to provide us with a certain amount of payment processing services for our vending initiatives. We anticipate the execution of definitive agreements on or about February 27, 2004.

On January 27, 2004, we also entered into a non-binding term sheet with Brascan, to amend the terms of the Bridge Loan and increase the loan amount from $2.75 million to $3.85 million. Concurrent with the signing of definitive agreements for the contemplated sale of the Synapse POS gateway business, it is anticipated that the amendment to the Bridge Loan (the “Amended Bridge Loan”) will be executed and Brascan will extend up to an additional $1.1 million (less accrued interest) under certain conditions. The cash portion of the proceeds from the contemplated sale of the Synapse POS gateway business will be used to reduce our outstanding balance on the Amended Bridge Loan. As part of the foregoing transactions, Brascan has also agreed to forfeit one-half of its currently outstanding 10,000,000 share Bridge Loan Warrant (the “Amended Bridge Loan Warrant”). Except for the number of shares, the Amended Bridge Loan Warrant will contain the same exercise price, expiration date and other terms as the original Bridge Loan Warrant. The Amended Bridge Loan will continue to be secured by a general security interest in all of our assets. The principal amount of the Amended Bridge Loan will be due March 16, 2005.

MIST is seeking to acquire our Synapse POS gateway business to gain an additional wireless commerce gateway and a substantial presence in the United States. It is anticipated that approximately 19 of our 38 employees will become employees of MIST upon closing. The Synapse POS gateway business currently generates substantially all of our revenues.

The additional amounts to be received upon execution of the Amended Bridge Loan are expected to provide us with enough capital to support our operations for approximately two to three months given our anticipated short-term negative cash flow. During this period, we will focus on our vending initiatives and attempt to address our capital requirements.

The ultimate completion of the contemplated transactions with Brascan and MIST remain subject to a number of conditions, including the execution of definitive documentation. Accordingly, there is no assurance that these transactions will be consummated according to the terms and conditions contemplated by the non-binding term sheets, or at all.

We must secure additional financing in order to continue operations. In doing so, we may secure capital in the form of debt and/or equity financing. Should we be successful in completing an equity financing, it is likely that such a transaction would require reorganization of our capital structure, which may include the restructuring of our currently issued and outstanding Series C Convertible Preferred Stock and Series C Warrants. It is also anticipated that the terms and provisions of any equity financing, if completed, will have a substantial dilutive effect on the ownership interests of our existing stockholders.

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

Paymentech is obligated, subject to certain conditions, to purchase goods or services from us or our affiliates over a three (3) year period commencing September 1, 2002, in an amount aggregating at a minimum $3,472,500, with Paymentech obligated to pay us at least $1,000,000 during the first year, in installments of $83,333 per month, at least $1,150,000 during the second year, in installments of $95,833 per month, and at least $1,322,500 during the third year, in installments of $110,208. Paymentech has made such payments and is expected to continue to make such payments on a timely basis. In August 2003, we received an advance of $167,000 from Paymentech representing guaranteed payments due for September and October 2003. We agreed to a $25,000 reduction in the scheduled amount due in return for the early advance. We have also agreed to apply any unapplied balance to future services. Payments from Paymentech in excess of goods and services provided to date aggregating $282,000 are included in “Customer advances” in the consolidated balance sheet at December 31, 2003.

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

Nevertheless, we anticipate our negative cash flow will continue to improve on a quarterly basis. A large percentage of our operating expenses are fixed and we expect to continue increasing our revenues without incurring significant increases in operating expenses. We are also exploring ways of conserving cash and improving our cash flow through growth in the number of active sites, revenues from services and products for vending, and continued reduction of cash expenses.

Accrued Restructuring Expense

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

The following is an analysis of the changes in the restructuring accrual:

Balance at June 30, 2001	$ 2,400,000
Charges against accrual (Bethesda rent
payments, severance and benefit payments)	(1,362,000)
Additions to accrual (severance and benefits
accrual)	625,000
Change in estimate (based on sublease)	(714,000)

Balance at June 30, 2002	949,000
Charges against accrual	(258,000)
Change in estimate (for Bethesda lease
termination)	(131,000)

Balance at June 30, 2003	560,000
Charges against accrual	(560,000)

Balance at December 31, 2003	$ --

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

Historical Cash Flows

For the six months ended December 31, 2003, cash decreased by $146,000 to $456,000. For the six months ended December 31, 2002, cash increased by $220,000 to $3,082,000.

Net cash used in operating activities was $2,430,000 during the six months ended December 31, 2003. This primarily consisted of net operating losses. Net cash used in operating activities was $3,428,000 during the six months ended December 31, 2002. This primarily consisted of net operating losses and an increase in liabilities, partially offset by non-cash charges for depreciation and amortization, non-cash compensation for directors and consulting, impairment of intangible assets, write-down of inventory and an increase in accounts receivable.

Net cash provided by investing activities was $465,000 for the six months ended December 31, 2003. This was primarily comprised of the decrease in restricted cash, partially offset by the purchase of property and equipment. Net cash provided by investing activities was $4,148,000 for the six months ended December 31, 2002. This amount was primarily comprised of the net proceeds from the sale of NXT.

Net cash provided by financing activities for the six months ended December 31, 2003 of $1,819,000 was primarily comprised of the net proceeds from the bridge loan, partially offset by payments for the real estate lease termination. Net cash used in financing activities for the six months ended December 31, 2002 of $500,000 was comprised of payments under capital leases.

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

Product sales. Product sales (i.e., sales of equipment) are primarily derived from the sale of our proprietary Synapse Enabler and Synapse Adapter products. Revenues from product sales are recognized upon shipment and acceptance, although product sales of our Synapse Enabler for Vending are recognized ratably over the life of the customer contract upon activation.

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

At December 31, 2003, the Company had four fixed stock-based compensation plans. The exercise price of each option granted pursuant to these plans was equal to the market price of the Company’s common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company’s net loss and loss per share for the periods indicated would have been as follows:

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Loss from continuing	$ (1,515,000)	$ (3,402,000)	$ (2,846,000)	$ (5,677,000)
operations
Income (loss) from
discontinued operations	--	(16,000)	--	496,000

Net loss, as reported	$ (1,515,000)	$ (3,418,000)	$ (2,846,000)	$ (5,181,000)
Deduct: Total stock-based
compensation expense determined
under fair value based method	(198,000)	(755,000)	(753,000)	(1,503,000)

Pro forma net loss	$ (1,713,000)	$ (4,173,000)	$ (3,599,000)	$ (6,684,000)

Per share, as reported
From continuing operations	$ (0.09)	$ (0.23)	$ (0.16)	$ (0.37)
From discontinued
operations	--	--	--	0.03

Net loss	$ (0.09)	$ (0.23)	$ (0.16	$ (0.34)

Per share, pro forma
From continuing operations	$ (0.10)	$ (0.28)	$ (0.20)	$ (0.47)
From discontinued
operations	--	--	--	0.03

Net loss	$ (0.10)	$ (0.28)	$ (0.20)	$ (0.44)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the disclosure and recognition provisions of FIN 45 did not have a material effect on the Company’s results of operations or financial position.

In January 2004, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46R”) to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation did not have a material effect on the Company’s results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Relationships.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial condition. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption the provisions of SFAS No. 150 did not have a material effect on the Company’s results of operations or financial condition.

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

                                                                          U.S. WIRELESS DATA, INC.

Dated:          February 23, 2004                      By: /s/ Dean M. Leavitt
                                                                                   Dean M. Leavitt
                                                                                   Chief Executive Officer
                                                                                   (Principal Executive Officer)

Dated:          February 23, 2004                      By: /s/ Adi Raviv
                                                                                   Adi Raviv
                                                                                   Executive Vice President and
                                                                                   Chief Financial Officer
                                                                                   (Principal Financial Officer)