Form 10QSB
period 2004-03-31
U S WIRELESS DATA INC
filed 2005-01-26
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report under Section 13 or Section15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-22848

U.S. Wireless Data, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State of incorporation)

84-1178691
(IRS Employer Identification No.)

420 Lexington Avenue, Suite 2450
New York, NY 10170
(Address of principal executive offices, including zip code)

(646) 452-6128
(Registrant’s Telephone Number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [   ]      No [X]

As of January 25, 2005, there were outstanding 18,159,556 shares of the Registrant’s Common Stock ($0.01 par value per share).

Transitional Small Business Disclosure Format. Yes [   ]      No  [X]

U.S. WIRELESS DATA, INC.
TABLE OF CONTENTS

	Page
PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Balance Sheet as of
March 31, 2004	3
Consolidated Statements of Operations for the three and nine months
ended March 31, 2004 and 2003	4
Consolidated Statements of Cash Flows for the nine months ended
March 31, 2004 and 2003	5
Consolidated Statements of Stockholders’ (Deficit) Equity for
the year ended June 30, 2003 and the nine months
ended March 31, 2004	6

Notes to Consolidated Financial Statements	7-	21
ITEM 2. Management’s Discussion and Analysis	22-	33
ITEM 3. Controls and Procedures	34
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings	35
ITEM 2. Changes in Securities and Small Business
Issuer Purchases of Equity Securities	35
ITEM 3. Defaults Upon Senior Securities	35
ITEM 4. Submission of Matters to a Vote of Security Holders	36
ITEM 5. Other Information	36
ITEM 6. Exhibits	36
SIGNATURES	37

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
CONSOLIDATED BALANCE SHEET

March 31, 2004
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 735,000
Accounts receivable, net of allowance for
doubtful accounts of $21,000	410,000
Due from factor	83,000
Deferred cost of revenue of discontinued operations	136,000
Assets held for sale	1,270,000
Restricted cash	456,000
Prepaids and other current assets	463,000

Total assets	$ 3,553,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$ 6,000
Accrued liabilities	345,000
Deferred revenue of discontinued operations	275,000

Total liabilities not subject to compromise	626,000
Prepetition liabilities subject to compromise
Notes payable for DIP loan	925,000
Other	6,271,000

Total liabilities	7,822,000

Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, 25,000,000 shares authorized:
Series C convertible, at $.01 par value, liquidation value
$10.00 per share, aggregating $32,402,000; 8,450,000
shares authorized, 3,240,200 issued and outstanding	32,000
Common stock, 200,000,000 shares authorized at $.01 par value;
18,142,889 shares issued and outstanding	181,000
Additional paid-in capital	143,077,000
Accumulated deficit	(147,559,000)

Total stockholders’ (deficit) equity	(4,269,000)

Total liabilities and stockholders’ (deficit) equity	$ 3,553,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2004	2003	2004	2003
Continuing operations
General and administrative expenses	$ (89,000)	$ --	$ (89,000)	$ --
Reorganization items
Professional fees and U.S. Trustee fees	(370,000)	--	(370,000)	--
Rejection of real property lease	(462,000)	--	(462,000)	--
Interest income	--	8,000	3,000	38,000
Interest expense	(231,000)	(13,000)	(515,000)	(93,000)
Other income	50,000	99,000	108,000	71,000

Income (loss) from continuing operations	(1,102,000)	94,000	(1,325,000)	16,000

Discontinued operations
Loss from discontinued operations	(977,000)	(1,654,000)	(3,599,000)	(6,890,000)
Gain on sale of discontinued operations	--	--	--	133,000

Loss from discontinued operations	(977,000)	(1,654,000)	(3,599,000)	(6,757,000)

Net loss	$(2,079,000)	$(1,560,000)	$(4,924,000)	$(6,741,000)

Basic and diluted net loss per share:
Income (loss) from continuing operations	$ (0.06)	$ 0.01	$ (0.08)	$ --
Loss from discontinued operations	(0.05)	(0.10)	(0.20)	(0.42)

Net loss per share	$ (0.11)	$ (0.09)	$ (0.28)	$ (0.42)

Weighted average common shares outstanding,
basic and diluted	18,128,000	17,488,000	17,820,000	15,914,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,924,000)	$(6,741,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	437,000	738,000
Accretion of bridge loan discount	282,000	--
Provision for rejected real property lease	462,000	--
Amortization of deferred financing costs	32,000	--
Gain on sale of discontinued operations	--	(133,000)
Provision for doubtful accounts	18,000	26,000
Deferred rent	11,000	10,000
Impairment of intangible assets	--	836,000
Write-down of inventory	79,000	333,000
Non-cash compensation for directors	--	469,000
Non-cash consulting and other	--	293,000
Loss on notes receivable	--	47,000
Changes in operating assets and liabilities:
Accounts receivable	(122,000)	703,000
Due from factor	57,000	--
Inventory	53,000	71,000
Deferred cost of revenue	(73,000)	--
Prepaids and other current assets	74,000	122,000
Other assets	--	9,000
Accounts payable	608,000	(1,464,000)
Accrued liabilities	11,000	(336,000)
Accrued restructuring expense	65,000	(220,000)
Customer advances	(273,000)	--
Deferred revenue	116,000	--
Other current liabilities	--	506,000
Other liabilities	(144,000)	75,000

Net cash used in operating activities	(3,231,000)	(4,656,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of NXT	--	5,000,000
Payment of expenses for sale of NXT	--	(926,000)
Purchase of property and equipment	(201,000)	(55,000)
Decrease in restricted cash	625,000	86,000
Payment for acquisition, net of cash acquired	--	(477,000)
Loan and notes receivable	--	(97,000)

Net cash provided by investing activities	424,000	3,531,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from DIP loan	925,000	--
Proceeds from notes payable	700,000	--
Payment of notes payable	(700,000)	--
Proceeds from bridge loan	2,750,000	--
Accrued interest on bridge loan	91,000	--
Financing costs of bridge loan	(90,000)	--
Payments for real estate lease termination	(625,000)	--
Decrease in deposits	--	29,000
Payments of obligations under capital lease	(111,000)	(500,000)

Net cash provided by (used in) financing activities	2,940,000	(471,000)

Net (decrease) increase in cash and cash equivalents	133,000	(1,596,000)
Cash and cash equivalents, beginning of period	602,000	2,862,000

Cash and cash equivalents, end of period	$ 735,000	$ 1,266,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the year ended June 30, 2003 and the nine months ended March 31, 2004 (Unaudited)

	Series C Convertible Preferred Stock	Common Stock			Additional Paid-in	Unearned Compensation and Contra	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Equity	Deficit	Equity
BALANCE AT JUNE 30, 2002	3,941,325	$ 39,000	14,813,927	$ 149,000	$ 142,927,000	$(963,000)	$(134,055,000)	$ 8,097,000
Amortization of non-cash compensation
for directors	--	--	--	--	--	563,000	--	563,000
Cancellation of options issued to
Board member	--	--	--	--	(375,000)	281,000	--	(94,000)
Issuance of options for services	--	--	--	--	133,000	--	--	133,000
Amortization of non-cash investment
banking services	--	--	--	--	--	119,000	--	119,000
Issuance of options related to the
sale of NXT	--	--	--	--	52,000	--	--	52,000
Issuance of common stock to former
NXT shareholders	--	--	2,241,658	22,000	(22,000)	--	--	--
Retirement of common stock in
settlement of notes receivable	--	--	(81,818)	(1,000)	(24,000)	--	--	(25,000)
Conversion of Series C convertible
preferred stock	(392,625)	(3,000)	654,949	6,000	(3,000)	--	--	--
Net loss	--	--	--	--	--	--	(8,580,000)	(8,580,000)

BALANCE AT JUNE 30, 2003	3,548,700	$ 36,000	17,628,716	$ 176,000	$ 142,688,000	$ --	$(142,635,000)	$ 265,000
Conversion of Series C convertible
preferred stock	(308,500)	(4,000)	514,173	5,000	(1,000)	--	--	--
Issuance of warrants for bridge loan	--	--	--	--	780,000	--	--	780,000
Termination of warrants for bridge loan	--	--	--	--	(390,000)	--	--	(390,000)
Net loss	--	--	--	--	--	--	(4,924,000)	(4,924,000)

BALANCE AT MARCH 31, 2004	3,240,200	$ 32,000	18,142,889	$ 181,000	$ 143,077,000	$ --	$(147,559,000)	$ (4,269,000)

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2004 and 2003
(Unaudited)

NOTE 1 — THE COMPANY

U.S. Wireless Data, Inc. (“USWD”, the “Company”, “we”, “us”, “our” or similar terms) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. We are operating under the Chapter 11 Proceedings (as defined below) and as of May 21, 2004, we sold all of our operations in the Auction Sales (as defined below). Subsequent to the Auction Sales, we do not have any assets or operations other than those related to the Chapter 11 Proceedings. Prior to that time, we were we were principally engaged in providing wireless transaction delivery and gateway services to the payment processing industry.

Chapter 11 Proceedings

On March 26, 2004 (the “Petition Date”), we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), in re U.S. Wireless Data, Inc., Case Number 04-12075. We are operating as a debtor-in-possession (“DIP”) under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court (the “Chapter 11 Proceedings”).

In connection with our bankruptcy filing, we issued a press release announcing that we had executed an agreement with NBS Synapse Corporation to sell our Synapse point-of-sale gateway business to NBS for $2.85 million in cash plus up to $2.15 million credit for free payment processing services to be rendered to us for our vending operations plus the assumption of certain liabilities. We simultaneously announced that we had reached an agreement with SANI Operating Co., LLC (“SANI”) to sell our vending operations, including the $2.15 million credit for free payment processing services from NBS, for $1.6 million in cash plus the assumption of certain liabilities. We had also arranged DIP financing with SANI in order to fund our ongoing operations during the bankruptcy process and through the closing of the sales of the operations. We drew $925,000 on the DIP loan at March 31, 2004 and $675,000 on May 7, 2004. Interest accrued on the DIP loan at a rate of 6% per annum. The DIP loan was repaid, with interest, on May 11, 2004 from a deposit of the proceeds of the Auction Sales.

On May 11, 2004, we completed the bankruptcy auctions for the sale of (i) our Synapse point-of-sale gateway business, and (ii) our vending operations (collectively, the “Auction Sales”). Transaction Network Services (“TNS”) was awarded by the Court as the winning bidder for each of the operations offered for sale. TNS paid $6 million in cash for our wireless payment processing business and $3.7 million in cash for our wireless vending business, for an aggregate purchase price of $9.7 million in cash. The sales to TNS were completed on May 21, 2004.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2004 and 2003
(Unaudited)

The Court entered an order that established August 9, 2004 as the last date for each person or entity to file a proof of claim or preferred equity interest against us (the “Bar Date”). In addition, the Court established a separate date of September 23, 2004 for governmental units only to file a proof of claim (the “Governmental Bar Date”). We are analyzing the actual claims filed by creditors against the pre-petition liabilities accrued by us. In some individual instances and in total, claims filed by creditors are in excess of the amounts recorded by us, allowed under the law, or provided for by agreement. There is uncertainty as to the ultimate liability that will be allowed with creditors in the case, and the final liability that will be allowed at a future date may be significantly higher or lower than our current estimate. We intend to contest claims to the extent that they exceed the amounts we believe are due.

In September 2004, we filed a “Plan of Reorganization” and “Disclosure Statement” with the Court. On November 21, 2004, the Court approved an “Amended Disclosure Statement” and on December 21, 2004 held a hearing to consider confirmation of the Plan of Reorganization.

On December 27, 2004, the Court confirmed our Amended Plan of Reorganization (the “Plan”). The Plan contemplates that the primary source of cash for distributions will be the proceeds from the aforementioned sale of our businesses and the cash contribution of Trinad Capital, L.P. (“Trinad”), the plan sponsor. Trinad will contribute $500,000 in cash to us in exchange for 93% of the new common stock to be issued under the Plan, with the remaining 7% of the new common stock being issued to the holders of record of our Series C Preferred Stock and our common stock as of February 7, 2005, with 3.5% going to each class. Of such $500,000 from Trinad, $400,000 will be added to the funds used to pay administrative costs, creditors and, possibly, a small portion of the liquidation preference. The remaining $100,000 will be retained by us to fund the expenses of remaining public. The Plan contemplates that all cash (other than the $100,000 to be retained by the reorganized debtor) will be placed in a liquidation trust (the “Liquidation Trust”) and, after the payment of administrative costs, will be used to pay our liabilities. If there is any remaining cash, it will be used to settle a small portion of the aggregate $32,302,000 liquidation preference to which the holders of our Series C Preferred Stock are entitled as of January 11, 2005.

The Plan also contemplates that the Liquidation Trust will pay for the prosecution of our pending litigation against AT&T Wireless. On February 20, 2004, we commenced arbitration proceedings against AT&T Wireless whereby we are seeking a $12 million judgment against AT&T Wireless relating to its decommissioning of the cellular digital packet data (CDPD) network. Any recoveries, net of the costs of prosecuting the arbitration and administering the trust, will be distributed by the Liquidation Trust as described above.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2004 and 2003
(Unaudited)

There is no assurance that there will be sufficient assets to satisfy all of our liabilities, or to pay any portion of the Series C Preferred liquidation preference. Our disclosure statement projected that available cash would be adequate to pay 70-80% of the unsecured claims made. However, we do plan to challenge certain of the claims and, if successful, of which there is no assurance, we may be able to pay 100% of such claims and retain a small surplus for payment of a small portion of the Series C Liquidation preference. Only holders of record of our Series C Preferred Stock as of February 7, 2005 will be entitled to receive any payments towards the Series C liquidation preference, or to receive any pro rata share of the new common stock allocated to Series C Preferred Stock. Cash distributions shall be made as soon as practicable, as determined by the trustee of the Liquidation Trust. Distributions of the new stock shall be made as soon as practicable after we make certain filings with the Securities and Exchange Commission (“SEC”) which were not made, in light of the uncertainties associated with the bankruptcy, in order to conserve cash. Such filings include our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, which will need to include audited financial statements. In light of the sale of our operating assets to TNS in May 2004, the information to be contained in such reports will be largely irrelevant to stockholders of the reorganized USWD.

Additional details concerning the Plan are in the Amended Disclosure Statement filed with the Court in November 2004 in support of the Plan, the Amended Plan of Reorganization and Order Confirming Amended Plan of Reorganization, each of which is filed as an exhibit to Form 8-K filed with the SEC on January 18, 2005.

As soon as practicable after we become current on our filings with the SEC, new common stock will be issued to Trinad (93%), holders of record of our Series C Preferred Stock as of February 7, 2005 (3.5%) and holders of record of our common stock as of the same date (3.5%). On that date, Robert Ellin and Jay Wolf shall become our sole Board members and shall also be our Chief Executive Officer and Chief Operating Officer, respectively, and Barry Regenstein will be our Chief Financial Officer. On that date, we will be capitalized with $100,000 of the $500,000 Trinad has paid, with the $400,000 having been transferred to the Liquidation Trust.

Trinad has advised us that it will seek to raise additional capital (which will dilute the ownership interests of all stockholders) with a view to making us an attractive vehicle with which to acquire a business. It will then seek a suitable acquisition candidate. No such business has been identified and we will be subject to a number of risks, including that any acquisition consummated by us may turn out to be unsuccessful; investors in us will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether dilutive financing will be required therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stage of development causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

Trinad has agreed that it will not dispose of any of its common stock until an acquisition transaction has been consummated and a Current Report on Form 8-K setting forth the terms of the acquisition and audited financial statements of the acquisition target have been filed with the SEC.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2004 and 2003
(Unaudited)

As a result of the sale of virtually all of our operating assets, the historical financial statements are irrelevant to any assessment of our operations on an ongoing basis. Accordingly, readers are advised not to rely on any historical financial information in considering an investment in or the disposition of our stock. After we emerge from bankruptcy, we will have no liabilities and extremely limited cash under new management. The Liquidation Trust will be entirely for the benefit of the holders of the Series C Preferred Stock as of the record date, after payment of administrative costs and allowed claims in accordance with the provisions of the Plan, and will not be an asset of the corporation.

Bridge Loan

Prior to the Petition Date, we partially financed our business through a factoring arrangement with Platinum Funding Corp. (“Platinum”). Our obligations to Platinum were secured by all of the Company’s assets. By the date of the Auction Sales, we had fully repaid this obligation and were released from the liens on our assets.

Also, prior to the bankruptcy filing, we financed our business through a $2.75 million bridge loan (the “Bridge Loan”) made by Brascan Financial Corporation (“Brascan”), a subsidiary of the Toronto, Canada-based Brascan Corporation. The Bridge Loan was secured by a lien upon and security interest in all of the Company’s assets. As part of the transaction, Platinum contractually subordinated its lien upon our assets (other than Accounts Receivable) to Brascan’s liens to the extent of $3,500,000. In connection with the Bridge Loan, Brascan received a warrant on September 16, 2003 exercisable for 10 million shares of our common stock at $.15 per share (the “Bridge Loan Warrant”). The Bridge Loan Warrant was subsequently amended and restated to 5 million shares as of the Petition Date. The Bridge Loan Warrant became exercisable on December 31, 2003 and was to expire in September 2008.

As of January 31, 2004, the Company was not in compliance with the minimum net worth requirement set forth in the Bridge Loan documents and was in technical default under several provisions of the Bridge Loan. Nonetheless, Brascan continued to extend the balance of the remaining unadvanced amounts under the Bridge Loan to us. As of January 31, 2004, we had drawn down the full amount of the $2.75 million Bridge Loan commitment. The Bridge Loan was repaid, with interest, on May 21, 2004 from the proceeds of the Auction Sales.

NOTE 2 – BASIS OF CONSOLIDATION AND PRESENTATION

Basis of Consolidation, Asset Sale of Subsidiary and Auction Sales

Our consolidated financial statements include the accounts of our former wholly-owned subsidiary, UNS Corporation, formerly known as NXT Corporation (“NXT”). UNS Corporation was dormant during the nine months ended March 31, 2004 and was dissolved on December 11, 2003.

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

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2004 and 2003
(Unaudited)

During March 2004, our Board of Directors approved and authorized management to seek the sale of our operations which were sold in the Auction Sales. We closed the sales of our operations included in the Auction Sales on May 21, 2004. Such operations have been classified as discontinued operations in the accompanying consolidated financial statements.

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared by us, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the consolidated financial statements. Operating results for the three and nine months ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report for the year ended June 30, 2003 on Form 10-KSB and Form 10-KSB/A.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. SOP 90-7 requires that the financial statements for periods subsequent to the Chapter 11 filing petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all pre-petition liabilities subject to compromise are separately classified. Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims. Revenues, expenses, realized gains and losses and provision for losses resulting from the reorganization are reported separately as “Reorganization items” in the unaudited consolidated statements of operations.

Except for the reclassification of our “Prepetition liabilities subject to compromise” as current liabilities at March 31, 2004, the accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties nor do they reflect any adjustments that will result from SOP 90-7.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business and in accordance with SOP 90-7.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2004 and 2003
(Unaudited)

Long – Lived Assets Held For Sale

Long-lived assets are classified as held for sale when certain criteria are met, which include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; whether an active program to locate buyers and other actions to sell the assets have been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how unlikely it is that significant changes will be made to the plan to sell the assets.

We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value less cost to sell. These assets are not depreciated. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

Stock-based Compensation

We account for employee stock-based compensation cost using the intrinsic value method of accounting prescribed by the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based-Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” for employee stock arrangements. Restricted stock or stock awards are recorded as compensation expense over the vesting period, if any, based on the market value on the date of grant.

For options issued to non-employees, we utilize the fair value method prescribed in SFAS No. 123.

At March 31, 2004, we had four fixed stock-based compensation plans. The exercise price of each option granted pursuant to these plans was equal to the market price of the Company’s common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company’s net loss and loss per share for the periods indicated would have been as follows:

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2004 and 2003
(Unaudited)

	Three months ended March 31,	Nine months ended March 31,
	2004	2003	2004	2003
Income (loss) from continuing
operations	$ (1,102,000)	$ 94,000	$ (1,325,000)	$ 16,000
Income (loss) from
discontinued operations	(977,000)	(1,654,000)	(3,599,000)	(6,757,000)

Net loss, as reported	$ (2,079,000)	$ (1,560,000)	$ (4,924,000)	$ (6,741,000)
Deduct: Total stock-based compensation
expense determined under fair
value based method	(147,000)	(684,000)	(919,000)	(1,902,000)

Pro forma net loss	$ (2,226,000)	$ (2,244,000)	$ (5,843,000)	$ (8,643,000)

Per share, as reported
From continuing operations	$ (0.06)	$ 0.01	$ (0.08)	$ --
From discontinued
operations	(0.05)	(0.10)	(0.20)	(0.42)

Net loss	$ (0.11)	$ (0.09)	$ (0.28)	$ (0.42)

Per share, pro forma
From continuing operations	$ (0.07)	$ (0.03)	$ (0.12)	$ (0.12)
From discontinued
operations	(0.05)	(0.10)	(0.20)	(0.42)

Net loss	$ (0.12)	$ (0.13)	$ (0.32)	$ (0.54)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the disclosure and recognition provisions of FIN 45 did not have a material effect on our results of operations or financial position.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2004 and 2003
(Unaudited)

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (“FIN 46”) was issued. FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called “variable interest entities”. The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity’s expected losses; (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. “Variable interests” are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entities net asset value. As a result, variable interest entities can arise from items such as lease agreements, loan arrangements, guarantees or service contracts.

If an entity is determined to be a “variable interest entity”, the entity must be consolidated by the “primary beneficiary”. The primary beneficiary is the holder of the variable interests that absorb a majority of the variable interest entity’s expected losses or receive a majority of the entity’s residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interests.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Relationships.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. The adoption of this statement did not have a material impact on our results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial condition. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption the provisions of SFAS No. 150 did not have a material effect on our results of operations or financial condition.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which supersedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial statements.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2004 and 2003
(Unaudited)

In December 2003, the FASB revised FIN 46 (“FIN 46-(R)”), delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. In adopting FIN 46 and in anticipation of adopting FIN 46-(R), we have evaluated its various variable interests to determine whether they are in variable interest entities.

We have adopted FIN 46 for entities created subsequent to January 31, 2003 as of December 31, 2003 and adopted FIN 46-(R) as of the end of the interim period ended March 31, 2004. The adoption of FIN 46 and FIN 46(R) did not result in the consolidation of any variable interest entities.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after June 15, 2005. We have not yet determined the impact of applying the various provisions of SFAS No. 123R.

NOTE 4 – ASSETS HELD FOR SALE AND AUCTION SALES

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addressed financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is applicable to certain long-lived assets, including those reported as discontinued operations, and develops one accounting model for long-lived assets to be disposed of by sale. SFAS 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”, and APB 30 for the disposal of a segment of a business. We adopted the provisions of SFAS 144 effective January 1, 2002.

SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS 144 also broadened the reporting of discontinued operations to include the disposal of a component of an entity provided that the operations and cash flows of the component will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. We recorded write downs for inventory as disclosed further below.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2004 and 2003
(Unaudited)

Assets held for sale at March 31, 2004 representing the assets held for the Auction Sales are as follows:

Property and equipment, net	$1,183,000
Prepaids and other current assets	82,000
Inventory	5,000

Assets held for sale	$1,270,000

Revenues and income from the discontinued operations relating to the Auction Sales are as follows:

	Three months ended March 31,	Nine months ended March 31,
	2004	2003	2004	2003
Revenues	$ 1,433,000	$ 864,000	$ 3,992,000	$ 2,546,000
Loss from operations	(977,000)	(1,654,000)	(3,599,000)	(7,253,000)

We curtailed further efforts and resources associated with our Synapse Enabler for Transportation and Synapse Enabler T8, and intended to liquidate our remaining inventory of these products and other materials. As a result, during the quarter ended December 31, 2003, we recorded a charge of $79,000 to write-down the remaining inventory to the net realizable value we estimated we would realize from such sales. In this regard, subsequent to December 31, 2003, we had returned for a refund approximately $69,000 of previously purchased inventory items and sold approximately $29,000 of other materials.

NOTE 5 – ACCRUED RESTRUCTURING EXPENSE

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

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2004 and 2003
(Unaudited)

The following is an analysis of the changes in the restructuring accrual:

Balance at June 30, 2001	$ 2,400,000
Charges against accrual (Bethesda rent
payments, severance and benefit payments)	(1,362,000)
Additions to accrual (severance and benefits
accrual)	625,000
Change in estimate (based on sublease)	(714,000)

Balance at June 30, 2002	949,000
Charges against accrual	(258,000)
Change in estimate (for Bethesda
lease termination)	(131,000)

Balance at June 30, 2003	560,000
Charges against accrual	(560,000)

Balance at March 31, 2004	$ --

NOTE 6 – PREPETITION LIABILITIES SUBJECT TO COMPROMISE

At March 31, 2004, “Prepetition liabilities subject to compromise” are as follows:

Notes payable for DIP loan	$ 925,000

Other
Bridge loan, net of debt discount	$2,733,000
Accounts payable	1,383,000
Accrued liabilities	565,000
Customer advances	412,000
Obligation under capital lease	510,000
Obligation for rejected real property lease	668,000

Balance at March 31, 2004	$6,271,000

The “Bridge loan” balance of $2,770,000 at March 31, 2004 represents the outstanding balance of $2,841,000 (principal of $2,750,000 and accrued interest of $91,000) on the Bridge Loan, less the debt discount balance of $108,000 from the Bridge Loan Warrant (see Note 7 — Stockholders’ Equity).

NOTE 7 – STOCKHOLDERS’ EQUITY

During the nine months ended March 31, 2004, 308,500 shares of Series C preferred stock were converted into 514,173 shares of common stock, in accordance with the Series C preferred stock documents.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2004 and 2003
(Unaudited)

The Bridge Loan Warrant was valued at $780,000 and is being accreted to interest expense over the 18-month period of the Bridge Loan. In determining the fair value of the warrants issued, we used the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, volatility of 144%, expected life of 18 months, an exercise price of $0.15, and an average risk free rate of 1.74%. On the Petition Date, the Bridge Loan Warrant was amended and restated to 5 million shares and we reversed the associated $390,000 of debt discount and adjusted additional paid in capital for the same amount.

As of the effective date of the Plan and as provided for under the provisions of the Plan, all outstanding warrants and options expired worthless.

NOTE 8 — NET LOSS PER SHARE

Loss per common share is computed in accordance with the provisions of SFAS No. 128, “Earnings per Share”. SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. During the three and nine months ended March 31, 2004 and 2003, such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options, warrants and conversions could potentially dilute earnings per share in the future.

NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information:

$96,000 and $20,000 was paid in cash for interest for the nine months ended March 31, 2004 and 2003, respectively.

Supplemental disclosure of non-cash financing and investing activities:

Nine months ended March 31, 2004

1.	Conversion of 308,500 shares of Series C Convertible Preferred Stock into 514,173 shares of Common Stock.
2.	Issuance of warrant in connection with the Bridge Loan, exercisable for 10,000,000 shares of Common Stock valued at $780,000. Amended and restated for 5,000,000 shares on March 26, 2004.
3.	Accretion of Bridge Loan discount of $282,000.
4.	Reversal of $390,000 of debt discount and adjust of additional paid in capital for the same amount for the amended and restated warrant.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2004 and 2003
(Unaudited)

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

NOTE 10 — COMMITMENTS AND CONTINGENCIES

The Company has entered into leases for facilities. Future minimum lease payments and sublease income under non-cancelable operating leases as of March 31, 2004, before adjustment for the Chapter 11 Proceedings, are as follows:

	Facility Leases	Less Subleased Facilities	Net
For fiscal years ending June 30:
2004	$ 173,000	$30,000	$ 143,000
2005	695,000	30,000	665,000
2006	694,000	--	694,000
2007	667,000	--	667,000
2008	667,000	--	667,000
Thereafter	1,279,000	--	1,279,000

Total minimum payments required	$4,174,000	$60,000	$4,114,000

The real property leases for the Company’s facilities located in Colorado were assigned in conjunction with the Auction Sales.

On May 31, 2004, the Company vacated its former leased office space in New York and rejected the balance of the lease. The Company accrued an aggregate of $668,000 at March 31, 2004 as an estimated obligation on the rejected lease plus the associated New York City Commercial Rent Taxes, recognizing that this amount is subject to rejection and reduction for a variety of reasons. Such amount was reduced by the elimination of $206,000 of deferred rent expense. These items are reported in the “Reorganization items” in the accompanying Consolidated Statements of Operations. The Company had maintained a letter of credit in the amount of $456,000 as a security deposit for this lease and had restricted cash of the same amount on deposit in a money market fund as collateral for the letter of credit maintained by the issuing bank. In September 2004, the issuing bank claimed the collateral in settlement of the letter of credit, which was presented and drawn by the landlord. The actual amount of the remaining claim may be greater or less than the remaining estimated accrual.

The Company is now subletting much smaller, more economical space on a month to month basis, which will enable it to wind down the Chapter 11 Proceedings and terminate its rental obligations once all matters have been concluded.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2004 and 2003
(Unaudited)

Rent expense for the three and nine months ended March 31, 2004 was $179,000 and $533,000, respectively, as compared to $232,000 and $1,021,000 for the same periods of the prior fiscal year.

Future minimum lease payments on capital leases aggregated $510,000 and are included under “Prepetition liabilities” as of March 31, 2004.

The Company entered into purchase commitments with a contract manufacturer aggregating approximately $224,000 for the manufacture of additional units of the Company’s Synapse Enabler for Vending. Approximately $73,000 of this commitment was prepaid and is included in “Prepaids and other current assets” included in “Assets held for sale” in the consolidated balance sheet at March 31, 2004. The obligation was assigned as a component of the operations sold in the Auction Sales.

The Company has employment agreements with four of its executive officers. The agreements are for initial terms of one to three years, with automatic one-year extensions after the initial term. As of March 31, 2004, the employment agreements committed the Company to annual salary compensation of $738,000. The agreements include provisions for severance payments upon nonrenewal or termination under certain conditions. The agreements are subject to the Chapter 11 Proceedings.

The Company has committed to reimburse a third party 50%, up to a maximum of $300,000, for certain agreed upon development costs. As of March 31, 2004, $150,000 has been accrued based on an informal agreement to settle this matter. Management was negotiating the modification of the terms of payment of the Company’s obligation. The obligation is subject to the Chapter 11 Proceedings.

The Company maintains agreements with wireless, landline and other carriers for certain telecommunication services. The agreements include pricing for various services, including volume discounts. Should the Company fail to maintain or reach minimum volume levels, the prices the Company pays for services may increase and this may have an adverse effect on the results of operations. These agreements were assigned as a component of the operations sold in the Auction Sales.

On March 12, 2004, the Company was served with a complaint filed by U.S.A. Technologies, Inc. in the District Court for the District of Delaware, alleging infringement of one patent relating to certain aspects of the Company’s technology to enable vending machines to accept credit cards and seeking unspecified damages and injunctive relief. The Company believes this suit is without merit and intended to vigorously defend such action. The suit has been stayed by virtue of the Company’s bankruptcy filing. The suit is subject to the Chapter 11 Proceedings.

The Company is not currently subject to any other material legal proceedings. However, the Company may from time to time become a party to legal proceedings arising in the ordinary course of its business.

See “Chapter 11 Proceedings” contained in Note 1 – The Company.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2004 and 2003
(Unaudited)

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

Revenues and income from the discontinued operations of NXT are as follows:

	Three months ended March 31,	Nine months ended March 31,
	2004	2003	2004	2003 (a)
Revenues	$ --	$ --	$ --	$1,224,000
Income (loss) from operations	--	--	--	363,000

(a)	Includes results through August 31, 2002.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Special Note Regarding Forward-Looking Statements

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 or Section 21E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 case; (ii) risks associated with third parties proposing and obtaining confirmation of one or more plans of reorganization, or seeking and obtaining approval for the appointment of a Chapter 11 trustee or converting the case to a Chapter 7 case; (iii) our inability to obtain sufficient cash to fund ongoing obligations and continue as a going concern; (iv) our ability to carry out our operating and restructuring strategy; and (v) other factors including those discussed below. We undertake no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of unanticipated events.

OVERVIEW

U.S. Wireless Data, Inc. (“USWD”, the “Company”, “we”, “us”, “our” or similar terms) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. We are operating under the Chapter 11 Proceedings (as defined below) and as of May 21, 2004, we sold all of our operations in the Auction Sales (as defined below). Subsequent to the Auction Sales, we do not have any assets or operations other than those related to the Chapter 11 Proceedings. Prior to that time, we were we were principally engaged in providing wireless transaction delivery and gateway services to the payment processing industry.

Chapter 11 Proceedings

On March 26, 2004 (the “Petition Date”), we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), in re U.S. Wireless Data, Inc., Case Number 04-12075. We are operating as a debtor-in-possession (“DIP”) under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court (the “Chapter 11 Proceedings”).

In connection with our bankruptcy filing, we issued a press release announcing that we had executed an agreement with NBS Synapse Corporation to sell our Synapse point-of-sale gateway business to NBS for $2.85 million in cash plus up to $2.15 million credit for free payment processing services to be rendered to us for our vending operations plus the assumption of certain liabilities. We simultaneously announced that we had reached an agreement with SANI Operating Co., LLC (“SANI”) to sell our vending operations, including the $2.15 million credit for free payment processing services from NBS, for $1.6 million in cash plus the assumption of certain liabilities. We had also arranged DIP financing with SANI in order to fund our ongoing operations during the bankruptcy process and through the closing of the sales of the operations. We drew $925,000 on the DIP loan at March 31, 2004 and $675,000 on May 7, 2004. Interest accrued on the DIP loan at a rate of 6% per annum. The DIP loan was repaid, with interest, on May 11, 2004 from a deposit of the proceeds of the Auction Sales.

On May 11, 2004, we completed the bankruptcy auctions for the sale of (i) our Synapse point-of-sale gateway business, and (ii) our vending operations (collectively, the “Auction Sales”). Transaction Network Services (“TNS”) was awarded by the Court as the winning bidder for each of the operations offered for sale. TNS paid $6 million in cash for our wireless payment processing business and $3.7 million in cash for our wireless vending business, for an aggregate purchase price of $9.7 million in cash. The sales to TNS were completed on May 21, 2004.

The Court entered an order that established August 9, 2004 as the last date for each person or entity to file a proof of claim or preferred equity interest against us (the “Bar Date”). In addition, the Court established a separate date of September 23, 2004 for governmental units only to file a proof of claim (the “Governmental Bar Date”). We are analyzing the actual claims filed by creditors against the pre-petition liabilities accrued by us. In some individual instances and in total, claims filed by creditors are in excess of the amounts recorded by us, allowed under the law, or provided for by agreement. There is uncertainty as to the ultimate liability that will be allowed with creditors in the case, and the final liability that will be allowed at a future date may be significantly higher or lower than our current estimate. We intend to contest claims to the extent that they exceed the amounts we believe are due.

In September 2004, we filed a “Plan of Reorganization” and “Disclosure Statement” with the Court. On November 21, 2004, the Court approved an “Amended Disclosure Statement” and on December 21, 2004 held a hearing to consider confirmation of the Plan of Reorganization.

On December 27, 2004, the Court confirmed our Amended Plan of Reorganization (the “Plan”). The Plan contemplates that the primary source of cash for distributions will be the proceeds from the aforementioned sale of our businesses and the cash contribution of Trinad Capital, L.P. (“Trinad”), the plan sponsor. Trinad will contribute $500,000 in cash to us in exchange for 93% of the new common stock to be issued under the Plan, with the remaining 7% of the new common stock being issued to the holders of record of our Series C Preferred Stock and our common stock as of February 7, 2005, with 3.5% going to each class. Of such $500,000 from Trinad, $400,000 will be added to the funds used to pay administrative costs, creditors and, possibly, a small portion of the liquidation preference. The remaining $100,000 will be retained by us to fund the expenses of remaining public. The Plan contemplates that all cash (other than the $100,000 to be retained by the reorganized debtor) will be placed in a liquidation trust (the “Liquidation Trust”) and, after the payment of administrative costs, will be used to pay our liabilities. If there is any remaining cash, it will be used to settle a small portion of the aggregate $32,302,000 liquidation preference to which the holders of our Series C Preferred Stock are entitled as of January 11, 2005.

The Plan also contemplates that the Liquidation Trust will pay for the prosecution of our pending litigation against AT&T Wireless. On February 20, 2004, we commenced arbitration proceedings against AT&T Wireless whereby we are seeking a $12 million judgment against AT&T Wireless relating to its decommissioning of the cellular digital packet data (CDPD) network. Any recoveries, net of the costs of prosecuting the arbitration and administering the trust, will be distributed by the Liquidation Trust as described above.

There is no assurance that there will be sufficient assets to satisfy all of our liabilities, or to pay any portion of the Series C Preferred liquidation preference. Our disclosure statement projected that available cash would be adequate to pay 70-80% of the unsecured claims made. However, we do plan to challenge certain of the claims and, if successful, of which there is no assurance, we may be able to pay 100% of such claims and retain a small surplus for payment of a small portion of the Series C Liquidation preference. Only holders of record of our Series C Preferred Stock as of February 7, 2005 will be entitled to receive any payments towards the Series C liquidation preference, or to receive any pro rata share of the new common stock allocated to Series C Preferred Stock. Cash distributions shall be made as soon as practicable, as determined by the trustee of the Liquidation Trust. Distributions of the new stock shall be made as soon as practicable after we make certain filings with the Securities and Exchange Commission (“SEC”) which were not made, in light of the uncertainties associated with the bankruptcy, in order to conserve cash. Such filings include our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, which will need to include audited financial statements. In light of the sale of our operating assets to TNS in May 2004, the information to be contained in such reports will be largely irrelevant to stockholders of the reorganized USWD.

Additional details concerning the Plan are in the Amended Disclosure Statement filed with the Court in November 2004 in support of the Plan, the Amended Plan of Reorganization and Order Confirming Amended Plan of Reorganization, each of which is filed as an exhibit to Form 8-K filed with the SEC on January 18, 2005.

As soon as practicable after we become current on our filings with the SEC, new common stock will be issued to Trinad (93%), holders of record of our Series C Preferred Stock as of February 7, 2005 (3.5%) and holders of record of our common stock as of the same date (3.5%). On that date, Robert Ellin and Jay Wolf shall become our sole Board members and shall also be our Chief Executive Officer and Chief Operating Officer, respectively, and Barry Regenstein will be our Chief Financial Officer. On that date, we will be capitalized with $100,000 of the $500,000 Trinad has paid, with the $400,000 having been transferred to the Liquidation Trust.

Trinad has advised us that it will seek to raise additional capital (which will dilute the ownership interests of all stockholders) with a view to making us an attractive vehicle with which to acquire a business. It will then seek a suitable acquisition candidate. No such business has been identified and we will be subject to a number of risks, including that any acquisition consummated by us may turn out to be unsuccessful; investors in us will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether dilutive financing will be required therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stage of development causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

Trinad has agreed that it will not dispose of any of its common stock until an acquisition transaction has been consummated and a Current Report on Form 8-K setting forth the terms of the acquisition and audited financial statements of the acquisition target have been filed with the SEC.

As a result of the sale of virtually all of our operating assets, the historical financial statements are irrelevant to any assessment of our operations on an ongoing basis. Accordingly, readers are advised not to rely on any historical financial information in considering an investment in or the disposition of our stock. After we emerge from bankruptcy, we will have no liabilities and extremely limited cash under new management. The Liquidation Trust will be entirely for the benefit of the holders of the Series C Preferred Stock as of the record date, after payment of administrative costs and allowed claims in accordance with the provisions of the Plan, and will not be an asset of the corporation.

Discontinued Operations

NXT Corporation

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

Auction Sales

During March 2004, our Board of Directors approved and authorized management to seek the sale of our operations which were sold in the Auction Sales. In accordance with accounting principles generally accepted in the United States of America, we classified our former operations sold in the Auction Sales as discontinued operations and have eliminated such operations from the discussion that follows except where indicated.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003

KEY METRICS AND REVENUE

In light of the Chapter 11 Proceedings and the Auction Sales, our former businesses were reclassified as discontinued operations. We currently have no operating business and therefore no revenue from continuing operations to report. In addition, our former key metrics are no longer applicable.

CONTINUING OPERATIONS

General and administrative expenses for the three and nine months ended March 31, 2004 were $89,000 as compared to no expenses for the same period in the prior fiscal year. The increase was primarily due to compensation costs of administrative services, ongoing professional fees (including accruals for professional and arbitration fees related to the AT&T Action), office and other miscellaneous costs.

Professional fees and U.S Trustee fees of $370,000 for the three and nine months ended March 31, 2004 represent fees associated with the Chapter 11 Proceedings. No such fees were incurred during the same period of the prior fiscal year.

On May 31, 2004, we vacated our former leased office space in New York and rejected the balance of the lease. Rejection of real property lease of $462,000 for the three and nine months ended March 31, 2004 represents (i) an aggregate accrual of $668,000 at March 31, 2004 as an estimated obligation on the rejection of the leased office space plus the associated New York City Commercial Rent Taxes, recognizing that this amount is subject to rejection and reduction for a variety of reasons, less (ii) the elimination of $206,000 of deferred rent expense related to such lease. No provisions were recorded during the same periods of the prior fiscal year.

Interest income for the three months ended March 31, 2004 was negligible, compared to $8,000 for the same period in the prior fiscal year. Interest income for the nine months ended March 31, 2004 was $3,000, compared to $38,000 for the same period in the prior fiscal year. Interest income decreased due to lower cash balances invested corresponding with the utilization of cash to fund our business.

Interest expense for the three months ended March 31, 2004 was $231,000, compared to $13,000 for the same period in the prior fiscal year. Interest expense for the nine months ended March 31, 2004 was $515,000, compared to $93,000 for the same period in the prior fiscal year. The increase in interest expense was primarily related to increased borrowing costs, including interest on the Bridge Loan effective September 16, 2003, the amortization of deferred financing interest for the Bridge Loan warrant over the term of such loan, and interest for factoring certain receivables; partially offset by the reduced principal balance of a capital lease for Synapse Adapters assumed with the acquisition of Cellgate.

Other income (expense), net for the three months ended March 31, 2004 was income of $50,000, compared to income of $99,000 for the same period in the prior fiscal year. Other income (expense), net consists primarily of: (a) rental income for sublet facilities of $38,000 for the three months ended March 31, 2004 compared to $33,000 for the same period in the prior fiscal year; (b) income relating to a transition services agreement that was executed in connection with the sale of NXT of $0 for the three months ended March 31, 2004 and $92,000 for the same period in the prior fiscal year; and (c) reduction of tax expense for the three months ended March 31, 2004 of $12,000 compared to $30,000 for the same period in the prior fiscal year.

Other income (expense), net for the nine months ended March 31, 2004 was income of $108,000, compared to income of $71,000 for the same period in the prior fiscal year. Other income (expense), net consists primarily of: (a) rental income for sublet facilities of $104,000 for the nine months ended March 31, 2004 compared to $78,000 for the same period in the prior fiscal year; (b) income relating to a transition services agreement that was executed in connection with the sale of NXT of $0 for the nine months ended March 31, 2004 and $203,000 for the same period in the prior fiscal year; (c) expense of $0 for the nine months ended March 31, 2004 and $46,000 for the same period in the prior fiscal year relating to withholding taxes on additional shares issued to certain former shareholders of NXT; and (d) tax expense for the nine months ended March 31, 2004 of $3,000 compared to $168,000 for the same period in the prior fiscal year for certain state and local taxes.

INCOME (LOSS) FROM CONTINUING OPERATIONS

Income (loss) from continuing operations for the three months ended March 31, 2004 was a loss of $1,102,000, as compared with income of $94,000 for the same period in the prior fiscal year, a difference of $1,196,000. Income (loss) from continuing operations for the nine months ended March 31, 2004 was a loss of $1,325,000, as compared with income of $16,000 for the same period in the prior fiscal year, a difference of $1,341,000. The swing to a loss for the current periods was primarily attributed to the costs of the reorganization related to the Chapter 11 Proceedings and the increase in interest expense as discussed previously.

DISCONTINUED OPERATIONS

Loss from discontinued operations represents the net results of (i) our former operations sold in the Auction Sales, and (ii) our former wholly-owned subsidiary, UNS Corporation (formerly, NXT).

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

For the three months ended March 31, 2004, loss from discontinued operations was $977,000 as compared to a loss of $1,654,000 for the same period of the prior fiscal year, each such period comprised solely of the results of the operations of our former operations sold in the Auction Sales.

For the nine months ended March 31, 2004, loss from discontinued operations was $3,599,000 as compared to a loss of $6,757,000 for the same period of the prior fiscal year. The current fiscal year period was comprised solely of the results of the operations of our former operations sold in the Auction Sales. The same period of the prior fiscal year was comprised of (i) a loss of $7,253,000 from the results of the operations of our former operations sold in the Auction Sales, (ii) income of $363,000 from the results of the operations of NXT, and (iii) a gain on the sale of NXT due to the reversal of an accrued vendor obligation as a result of the sale, partially offset by additional transaction costs.

For the periods presented, there was no gain or loss on our former operations sold in the Auction Sales since such sales occurred on May 21, 2004 (subsequent to the periods presented).

NET LOSS

For the three months ended March 31, 2004, net loss totaled $2.079 million or $0.11 per share, as compared to a net loss of $1.560 million or $0.09 per share, for the same period in the prior fiscal year. For the nine months ended March 31, 2004, net loss totaled $4.924 million or $0.28 per share, as compared to a net loss of $6.741 million or $0.42 per share for the same period in the prior fiscal year.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

We have met our working capital requirements from a combination of internally generated sources including cash from the sale of our operations in the Auction Sales and borrowings available to us from the Bridge Loan, Dip loan and a factoring arrangement. As discussed above, we are operating as a debtor-in-possession pursuant to Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, we anticipate that we will continue to incur significant professional fees and other restructuring costs in connection with the reorganization. As a result of the uncertainty surrounding our current circumstances, it is difficult to predict our actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations, during the Chapter 11 Proceedings, we believe that our liquidity and capital resources will be sufficient to maintain our remaining operations at current levels. Costs previously incurred and to be incurred in the future in connection with the reorganization have been and will continue to be substantial and, in any event, there can be no assurance that we will be able to reorganize our indebtedness or that our liquidity and capital resources will be sufficient to maintain our normal operations during the reorganization period. Subsequent to the Auction Sales, we do not have any assets or operations other than those related to the Chapter 11 Proceedings. Upon the sale to Trinad, we will have no liabilities and will be capitalized with $100,000 of the $500,000 Trinad has paid into escrow.

Trinad has advised us that it will seek to raise additional capital (which will dilute the ownership interests of all stockholders) with a view to making us an attractive vehicle with which to acquire a business. It will then seek a suitable acquisition candidate. No such business has been identified and we will be subject to a number of risks, including that any acquisition consummated by us may turn out to be unsuccessful; investors in us will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether dilutive financing will be required therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stage of development causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

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

The following is an analysis of the changes in the restructuring accrual:

Balance at June 30, 2001	$ 2,400,000
Charges against accrual (Bethesda rent
payments, severance and benefit payments)	(1,362,000)
Additions to accrual (severance and benefits
accrual)	625,000
Change in estimate (based on sublease)	(714,000)

Balance at June 30, 2002	949,000
Charges against accrual	(258,000)
Change in estimate (for Bethesda lease
termination)	(131,000)

Balance at June 30, 2003	560,000
Charges against accrual	(560,000)

Balance at March 31, 2004	$ --

Period to Period Comparisons and Seasonal Variation of Business

Upon emergence from Chapter 11, the amounts reported in subsequent financial statements will materially change due to our reorganization.

We do not anticipate seasonal fluctuations to impact us since there are no remaining continuing operations.

Historical Cash Flows

For the nine months ended March 31, 2004, cash increased by $133,000 to $735,000. For the nine months ended March 31, 2003, cash decreased by $1,596,000 to $1,266,000.

Net cash used in operating activities was $3,231,000 during the nine months ended March 31, 2004. This primarily consisted of net operating losses offset by non-cash items. Net cash used in operating activities was $4,656,000 during the nine months ended March 31, 2003. This primarily consisted of net operating losses and an increase in liabilities, partially offset by non-cash items and a decrease in accounts receivable.

Net cash provided by investing activities was $424,000 for the nine months ended March 31, 2004. This was primarily comprised of the decrease in restricted cash, partially offset by the purchase of property and equipment. Net cash provided by investing activities was $3,531,000 for the nine months ended March 31, 2003. This amount was primarily comprised of the net proceeds from the sale of NXT.

Net cash provided by financing activities for the nine months ended March 31, 2004 of $2,940,000 was primarily comprised of the net proceeds from the bridge loan, partially offset by payments for the real estate lease termination. Net cash used in financing activities for the nine months ended March 31, 2003 of $471,000 was primarily comprised of payments under capital leases.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies reflect significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. We have prepared the accompanying financial statements in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts in the accompanying financial statements and notes thereto. Actual results could differ from those estimates under different assumptions or conditions. We have identified the following critical accounting policies utilized in the preparation of such financial statements.

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

Valuation of Long-Lived and Intangible Assets

The carrying values of our assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. If it is determined that an impairment loss has occurred, then an impairment loss is recognized in the statement of operations. The resulting impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, estimated using quoted market prices, if available, or other acceptable valuation methodologies, including discounted cash flows or comparable sales.

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

At March 31, 2004, the Company had four fixed stock-based compensation plans. The exercise price of each option granted pursuant to these plans was equal to the market price of the Company’s common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company’s net loss and loss per share for the periods indicated would have been as follows:

	Three months ended March 31,	Nine months ended March 31,
	2004	2003	2004	2003
Income (loss) from continuing
operations	$ (1,102,000)	$ 94,000	$ (1,325,000)	$ 16,000
Income (loss) from
discontinued operations	(977,000)	(1,654,000)	(3,599,000)	(6,757,000)

Net loss, as reported	$ (2,079,000)	$ (1,560,000)	$ (4,924,000)	$ (6,741,000)
Deduct: Total stock-based compensation
expense determined under fair value
based method	(147,000)	(684,000)	(919,000)	(1,902,000)

Pro forma net loss	$ (2,226,000)	$ (2,244,000)	$ (5,843,000)	$ (8,643,000)

Per share, as reported
From continuing operations	$ (0.06)	$ 0.01	$ (0.08)	$ --
From discontinued
operations	(0.05)	(0.10)	(0.20)	(0.42)

Net loss	$ (0.11)	$ (0.09)	$ (0.28)	$ (0.42)

Per share, pro forma
From continuing operations	$ (0.07)	$ (0.03)	$ (0.12)	$ (0.12)
From discontinued
operations	(0.05)	(0.10)	(0.20)	(0.42)

Net loss	$ (0.12)	$ (0.13)	$ (0.32)	$ (0.54)

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

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”) was issued. FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called “variable interest entities”. The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity’s expected losses; (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. “Variable interests” are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entities net asset value. As a result, variable interest entities can arise from items such as lease agreements, loan arrangements, guarantees or service contracts.

If an entity is determined to be a “variable interest entity”, the entity must be consolidated by the “primary beneficiary”. The primary beneficiary is the holder of the variable interests that absorb a majority of the variable interest entity’s expected losses or receive a majority of the entity’s residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interests.

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

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which supersedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial statements.

In December 2003, the FASB revised FIN 46 (“FIN 46-(R)”), delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. In adopting FIN 46 and in anticipation of adopting FIN 46-(R), we have evaluated its various variable interests to determine whether they are in variable interest entities.

We have adopted FIN 46 for entities created subsequent to January 31, 2003 as of December 31, 2003 and adopted FIN 46-(R) as of the end of the interim period ended March 31, 2004. The adoption of FIN 46 and FIN 46(R) did not result in the consolidation of any variable interest entities.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after June 15, 2005. We have not yet determined the impact of applying the various provisions of SFAS No. 123R.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently have no floating rate indebtedness, hold no derivative instruments, and do not earn foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct effect on our financial position. Changes in interest rates may affect the amount of interest we earn on available cash balances as well as the amount of interest we pay on borrowings. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, we may also be affected by such changes.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 26, 2004, we filed a petition for relief under Chapter 11 of the Bankruptcy Code with the Court. On May 21, 2004, the Court closed the sale of all of our assets and operations to TNS. We are operating as a debtor-in-possession (“DIP”) under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court (the “Chapter 11 Proceedings”).

On March 12, 2004, we were served with a complaint filed by U.S.A. Technologies, Inc. in the District Court for the District of Delaware, alleging infringement of one patent relating to certain aspects of our technology to enable vending machines to accept credit cards and seeking unspecified damages and injunctive relief. We believe this suit is without merit and intended to vigorously defend such action. The suit has been stayed by virtue of our bankruptcy filing and is subject to the Chapter 11 Proceedings.

We are not currently subject to any other material legal proceedings. However, we may from time to time become a party to legal proceedings arising in the ordinary course of our business.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Prior to the Petition Date, we financed our business through a $2.75 million bridge loan (the “Bridge Loan”) made by Brascan Financial Corporation (“Brascan”), a subsidiary of the Toronto, Canada-based Brascan Corporation. The Bridge Loan was secured by a lien upon and security interest in all of the Company’s assets. As part of the transaction, Platinum contractually subordinated its lien upon our assets (other than Accounts Receivable) to Brascan’s liens to the extent of $3,500,000.

As of January 31, 2004, the Company was not in compliance with the minimum net worth requirement set forth in the Bridge Loan documents and was in technical default under several provisions of the Bridge Loan. Nonetheless, Brascan continued to extend the balance of the remaining unadvanced amounts under the Bridge Loan to us. As of January 31, 2004, we had drawn down the full amount of the $2.75 million Bridge Loan commitment. In light of the filing for the Chapter 11 Proceedings, we were in default on the Bridge Loan. The Bridge Loan was repaid, with interest, on May 21, 2004 from the proceeds of the Auction Sales.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Section 302 Certifications by the Chief Executive Officer
31.2	Section 302 Certifications by the Chief Financial Officer
32.1	Section 906 Certifications by the Chief Executive Officer
32.2	Section 906 Certifications by the Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. WIRELESS DATA, INC.

Dated: January 26, 2005
By: /s/ Dean M. Leavitt Dean M. Leavitt Chairman of the Board (Former Chief Executive Officer and acting Principal Executive Officer)
Dated: January 26, 2005
By: /s/ Charles I. Leone Charles I. Leone Executive Vice President and Chief Administrative Officer (Acting Chief Financial Officer and Principal Financial Officer)