Form 10KSB
period 2004-06-30
U S WIRELESS DATA INC
filed 2005-02-22
CIK 895716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[Mark One]

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________________ to ____________________.

Commission file no. 0-22848

U.S. WIRELESS DATA, INC.
(Name of small business issuer in its charter)

Delaware	84-1178691
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 2450, New York, New York 10170
(Address of principal executive offices)       (Zip Code)

Registrant’s telephone number, including area code:     (646) 452-6128

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered under Section 12(g) of the Exchange Act

$01 Par Value Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [   ]     No  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [X]

The issuer’s revenues for the fiscal year ended June 30, 2004 were $0. The aggregate market value of the issuer’s voting common equity held as of February 17, 2005 by non-affiliates of the Issuer was approximately $17,000 based on the closing price of $0.001 as of February 17, 2005.

As of February 17, 2005, the issuer had 18,159,556 shares of its $0.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):     Yes  [   ]     No  [X]

U.S. Wireless Data, Inc.

(Debtor in Possession)
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED JUNE 30, 2004

INDEX

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

U.S. Wireless Data, Inc. was incorporated on July 30, 1991 in the State of Colorado. On October 6, 2000, we reincorporated in the state of Delaware. Until May 21, 2004, we were principally engaged in providing wireless transaction delivery and gateway services to the payment processing industry.

On March 26, 2004, we filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. On May 11, 2004, the United States Bankruptcy Court (the “Court”) conducted an auction of our assets and on May 21, 2004, the sale of all of our assets and operations to Transactional Network Services, Inc. (“TNS”) closed. TNS paid $6,000,000 for our wireless payment processing business and $3,700,000 for our wireless vending business. Thus, from May 21, 2004 through June 30, 2004, we did not have any assets or operations other than those related to the bankruptcy. Currently, we have no operations.

On November 4, 2004, we filed an Amended Plan of Reorganization (the “Plan”) which contemplates that all cash after the payment of administrative costs will be used to pay our liabilities and any remaining cash will be used to settle a portion of the aggregate $32,302,000 liquidation preference to which the holders of our Series C Preferred Stock are entitled.

On December 27, 2004, the Court confirmed the Plan, which contemplates that the primary source of cash for distributions will be the proceeds from the aforementioned sale of our businesses and the cash contribution of Trinad Capital, L.P. (“Trinad”), the plan sponsor. Trinad will contribute $500,000 in cash to us in exchange for 93% of the new common stock to be issued under the Plan, with the remaining 7% of the new common stock being issued to the holders of record of our Series C Preferred Stock and our common stock as of February 7, 2005, with 3.5% going to each class. Of such $500,000 from Trinad, $400,000 will be added to the funds used to pay administrative costs, creditors and, possibly, a small portion of the liquidation preference.  The remaining $100,000 will be retained by us to fund the expenses of remaining public.   The Plan contemplates that all cash (other than the $100,000 to be retained by the reorganized debtor) will be placed in a liquidation trust (the “Liquidation Trust”) and, after the payment of administrative costs, will be used to pay our liabilities. If there is any remaining cash, it will be used to settle a small portion of the aggregate $32,302,000 liquidation preference to which the holders of our Series C Preferred Stock are entitled.

The Plan also contemplates that the Liquidation Trust will pay for the prosecution of our pending litigation against AT&T Wireless.  On February 20, 2004, we commenced arbitration proceedings against AT&T Wireless whereby we are seeking a $12 million judgment against AT&T Wireless relating to its decommissioning of the cellular digital packet data (CDPD) network. Any recoveries, net of the costs of prosecuting the arbitration and administering the trust, will be distributed by the Liquidation Trust as described above. Please see “Item 3. Legal Proceedings” for a more complete description of the arbitration with AT&T Wireless.

There is no assurance that there will be sufficient assets to satisfy all of our liabilities, or to pay any portion of the Series C Preferred liquidation preference. Our disclosure statement projected that available cash would be adequate to pay 70-80% of the unsecured claims made. However, we do plan to challenge certain of the claims and, if successful, of which there is no assurance, we may be able to pay 100% of such claims and retain a small surplus for payment of a small portion of the Series C liquidation preference. Only holders of record of our Series C Preferred Stock as of February 7, 2005 will be entitled to receive any payments towards the Series C liquidation preference, or to receive any pro rata share of the new common stock allocated to Series C Preferred Stock.  Cash distributions shall be made as soon as practicable, as determined by the trustee of the Liquidation Trust.  Distributions of the new stock shall be made as soon as practicable after we make certain filings with the Securities and Exchange Commission (“SEC”) which were not made, in light of the uncertainties associated with the bankruptcy, in order to conserve cash.  Such filings include this Annual Report on Form 10-KSB.  In light of the sale of our operating assets to TNS in May 2004, the information to be contained in such reports will be largely irrelevant to stockholders of the reorganized U.S. Wireless Data.

As soon as practicable after we have filed our late SEC reports, new common stock will be issued to Trinad (93%), holders of record of our Series C Preferred Stock as of February 7, 2005 (3.5%) and holders of record of our common stock as of the same date (3.5%). On that date, Robert Ellin and Jay Wolf shall become our sole Board members and shall also be our Chief Executive Officer and Chief Operating Officer, respectively, and Barry Regenstein will be our Chief Financial Officer. On that date, we will be capitalized with $100,000 of the $500,000 Trinad has paid, with the $400,000 having been transferred to the Liquidation Trust.

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

Certain information with respect to Messrs. Ellin, Wolf and Regenstein is set forth in “Item 9. Directors and Executive Officers” of this Form 10-KSB.

In mid-December, we became aware of a tender offer of $0.12 per share for up to 2 million shares of our Series C Preferred Stock that had been launched on December 2, 2005 by Regen Acquisition I, LLC (“Offeror”). The offer expired on December 30, 2004. Although we do not know how many shares were tendered in the offering, according to a Form 3 and 4 filed on January 5, 2005 by Riverside Contracting LLC (with an address at Offeror), such entity owns 1,204,583 shares of Series C Preferred Stock. We expressed concerns to Offeror that the offer may not have been widely enough published for all holders to have been advised of it and also, that as a result of their late notice to us, our Board had not been able to weigh in with its opinion.

As noted above, due to the fact that we learned of the tender offer so late into the process, we were not in a position to report to our stockholders what our opinion would have been. There are three separate sources of potential recovery for a holder of Series C Preferred Stock and there is no assurance that such sources will not exceed or be less than $0.12 per share. Those sources, as described above in more detail, consist of (i) any cash remaining after payment of our administrative costs and liabilities, (ii) any recovery from the AT&T Wireless arbitration, net of the costs of prosecuting and administering such claim, and (iii) the value of a Series C stockholders shares in the reorganized U. S. Wireless Data.

Through May 21, 2004, we operated our business from bridge loans and a factoring agreement pursuant to which funds were advanced to us in anticipation of the bankruptcy proceedings.

As a result of the foregoing, very little of what is included in this Report on Form 10-KSB is relevant to investors in the ongoing business. However, this report is being filed to comply with the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 2.    DESCRIPTION OF PROPERTY

Until May 28, 2004, we occupied office space located at 750 Lexington Avenue, 20th Floor, New York, NY 10022 and were party to a lease for such space with International Associates, L.P. As a result of the reorganization, we have vacated this space and have occupied a much smaller space at 420 Lexington Avenue, Suite 2450, New York, NY 10170 for approximately 216 sq. ft plus use of common area at a cost of $2,295.00 per month, on a month to month basis until all winding down operations conclude.

ITEM 3. LEGAL PROCEEDINGS

We are engaged in ongoing arbitration with AT&T Wireless. In 2000, we entered into an agreement with AT&T Wireless pursuant to which AT&T Wireless was to provide CDPD Wireless service to us. In reliance upon that agreement, we purchased substantially all the assets and assumed certain liabilities of Cellgate Technologies, LLC. Shortly after completion of the Cellgate acquisition, AT&T Wireless announced that it was going to launch a new GPRS network. AT&T Wireless also later announced that it was going to decommission its CDPD network. We were materially harmed by AT&T Wireless’s decision to launch a GPRS network and decommission its CDPD network, and by AT&T Wireless’s failure to advise us prior to the Cellgate acquisition that it was considering these decisions. We attempted, but were unable, to resolve our claims for damages with AT&T Wireless without litigation. Accordingly, on February 20, 2004, we commenced an arbitration against AT&T Wireless before the American Arbitration Association seeking an amount in excess of $12 million. The action is still pending.

On March 26, 2004, we filed a petition for relief under Chapter 11 of the Bankruptcy Code with the Court. On May 21, 2004, the Court closed the sale of all of our assets and operations to TNS.

On November 4, 2004, we filed the Plan, which contemplates that all cash after the payment of administrative costs will be used to pay our liabilities and any remaining cash will be used to settle a portion of the aggregate $32,302,000 liquidation preference to which the holders of our Series C Preferred Stock are entitled.

On December 27, 2004, the Court confirmed the Plan, which contemplates that the primary source of cash for distributions will be the proceeds from the aforementioned sale of our businesses and the cash contribution of Trinad, the plan sponsor. Trinad will contribute $500,000 in cash to us in exchange for 93% of the new common stock to be issued under the Plan, with the remaining 7% of the new common stock being issued to the holders of record of our Series C Preferred Stock and our common stock as of February 7, 2005, with 3.5% going to each class. Of such $500,000 from Trinad, $400,000 will be added to the funds used to pay administrative costs, creditors and, possibly, a small portion of the liquidation preference.  The remaining $100,000 will be retained by us to fund the expenses of remaining public.   The Plan contemplates that all cash (other than the $100,000 to be retained by the reorganized debtor) will be placed in the Liquidation Trust and, after the payment of administrative costs, will be used to pay our liabilities. If there is any remaining cash, it will be used to settle a small portion of the aggregate $32,302,000 liquidation preference to which the holders of our Series C Preferred Stock are entitled.

The Plan also contemplates that the Liquidation Trust will pay for the prosecution of the pending litigation against AT&T Wireless described above. Any recoveries, net of the costs of prosecuting the arbitration and administering the trust, will be distributed by the Liquidation Trust as described above.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES
OF EQUITY SECURITIES

Market Information

Holders of record of our common and preferred stock as of February 7, 2005 will be entitled to receive an aggregate of 7% of our common stock, with 3.5% going to each class, when we emerge from bankruptcy. The remaining 93% will be owned by Trinad.

Our common stock, par value $.01 per share, was formerly on the Over-the-Counter Bulletin Board under the symbol, “USWE.OB.” Our common stock is currently traded in the “pink sheets”, under the symbol “USWE.PK”, and trades sporadically.

Any investor who purchases our common stock is not likely to find any liquid trading market for our common stock and there can be no assurance that any liquid trading market will develop. There is no assurance that the stock will be approved for trading on the Over-the-Counter Bulletin Board or will be liquid following our reorganization and the issuance of the new common stock in exchange for our outstanding common and preferred stock.

The following table reflects the high and low closing quotations of our common stock for the two years ended June 30, 2004.

Fiscal 2004	High	Low
First quarter	$ 0.290	$ 0.100
Second quarter	$ 0.450	$ 0.110
Third quarter	$ 0.260	$ 0.008
Fourth quarter	$ 0.009	$ 0.003
Fiscal 2003	High	Low
First quarter	$ 1.40	$ 0.28
Second quarter	$ 1.42	$ 0.35
Third quarter	$ 0.94	$ 0.15
Fourth quarter	$ 0.32	$ 0.12

There has never been a public trading market for our Series C Preferred Stock or any of our securities other than our common stock.

Holders

As of February 17, 2005, there were 264 holders of record of the common stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future, including after our emergence from bankruptcy.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options, warrants and rights, and shares reserved for future issuance under our existing equity compensation plans as of June 30, 2004. Our stockholder approved equity compensation plans consist of the 2002 Stock Option Plan, the 2000 Stock Option Plan and the 1992 Stock Option Plan.  We have a number of options and warrants which were granted pursuant to equity compensation plans not approved by security holders and such securities are aggregated in the table below. All options and warrants were terminated as a result of the Plan approved by the Court.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of June 30, 2004 (1)	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans as of June 30, 2004 (excluding securities in column (a))(1)

	(a)	(b)	(c)

Equity compensation plans
approved by security
holders	3,157,249	$3.11	3,500,000

Equity compensation plans
not approved by security
holders	11,290,086	$2.78	--

Total	14,447,335	$2.85	3,500,000

(1)	All options and warrants were terminated as a result of the Plan approved by the Court.

We had authorized the issuance of equity securities under the compensation plans listed below without the approval of security holders:

On September 12, 1998, we issued a 2,083 share common stock purchase warrant to entrénet Group, LLC, exercisable at $9.60 per share. The warrant was fully vested and expired September 3, 2003.

On May 3, 1999, as part of an employment agreement, we issued warrants to our Chief Executive Officer, to purchase up to 1,343,750 shares of our common stock. Half of the warrants, or 671,875, are exercisable at $3.50 per share, the market price of the underlying stock on the date of grant. The remaining 671,875 warrants have an exercise price of $5.86 per share. The warrants are fully vested and were to expire on May 3, 2009.

On January 20, 2000, we issued a 5,625 share common stock purchase warrant to RBB Bank as an inducement to redeem shares of Series B Preferred Stock and 6% Debentures held by RBB Bank, exercisable at $6.00 per share. The warrant was fully vested and expired July 6, 2004.

On February 15, 2000, we issued an 87,500 share nonqualified common stock option (not under a Stock Option Plan) to an executive officer. The options are exercisable at $9.72 per share, which equals the fair market value at the date of grant, with one third of the shares vesting annually. The options was to expire on the earlier of ten years from the grant date or one year after cessation of the optionee’s relationship with us.

On March 28, 2000, we issued a 3,750 share common stock purchase warrant to an investor relations firm, exercisable at $21.376 per share. The warrant is fully vested and was to expire March 27, 2006.

On March 28, 2000, we issued a 12,500 share common stock purchase warrant to an executive search firm, exercisable at $21.376 per share. The warrant is fully vested and was to expire on March 27, 2005.

On March 29, 2000, we issued each of the four new members of the Board of Directors (the “Board”) a nonqualified stock option for 62,500 shares of our common stock. The options are exercisable at $6.00 per share, vest one third per annual anniversary date following grant date and expire on the earlier of ten years from the grant date or one year after cessation of the optionee’s relationship with us. Due to Michael Falk’s resignation from the Board on March 7, 2002, and Edwin Cooperman’s resignation from the Board on January 13, 2003, option shares aggregating 125,000 shares remain outstanding.

On March 31, 2000, we issued a 37,500 share common stock purchase warrant to an investor, exercisable at $9.12 per share. The warrant is fully vested and was to expire on April 30, 2004.

On May 3, 2000, we issued a 3,750 share common stock purchase warrant to an investor, exercisable at $6.00 per share. The warrant was fully vested and expired April 30, 2004.

On May 3, 2000, we issued a 2,500 share common stock purchase warrant to an investor, exercisable at $6.00 per share. The warrant was fully vested and expired April 30, 2004.

On May 4, 2000, we issued a 6,250 share common stock purchase warrant to an executive search firm, exercisable at $12.750 per share. The warrant is fully vested and was to expire on May 3, 2005.

On May 31, 2000, as part of their compensation related to the private placement, Commonwealth Associates and Peter J. Solomon Securities Company Limited received warrants to purchase an aggregate of 167,599 Units (which are identical to the units sold in the Private Placement). The warrants were exercisable at $100,000 per unit commencing on the date of issuance and expire May 31, 2007. Effective September 7, 2000, the warrants to purchase units consisting of (a) Series C Convertible Preferred Stock and (b) additional warrants to purchase common stock at $6.00 per share were amended so that such warrants are now exercisable, at $6.00 per share, solely for the total number (3,491,625) of shares of common stock into which the underlying Series C Convertible Preferred Stock and warrants would have been convertible and exercisable. The change did not alter the aggregate number of shares of common stock which the holders would have received upon exercise in full of the unit purchase warrants and conversion and exercise in full of the underlying securities. The change also does not affect the aggregate purchase price, which such holders would have paid for the underlying common stock.

On June 30, 2000, we issued a 25,000 share common stock purchase warrant to a consultant for consulting services, exercisable at $9.875 per share. The warrant is fully vested and was to expire on June 30, 2005.

On July 16, 2002, we issued a 50,000 share common stock purchase option to an investment bank for investment-banking services, exercisable at $0.66 per share. The option is fully vested and was to expire on July 16, 2007.

On October 1, 2002, we issued a 100,000 share common stock purchase option to American Express in connection with our sale of NXT, exercisable at $0.40 per share. The option is fully vested and was to expire on October 1, 2007.

On October 24, 2002, we issued a 164,000 share common stock purchase option to our counsel as a reduction of $80,000 of outstanding legal fees for services performed, exercisable at $0.66 per share. The option is fully vested and was to expire on October 24, 2007.

On October 24, 2002, we issued common stock purchase options aggregating 884,886 shares (865,046 remained outstanding as of June 30, 2003) to employees to offset a reduction of approximately $442,000 in salaries for the twelve-month period beginning November 1, 2002, exercisable at $0.66 per share. The options are fully vested and were to expire on October 24, 2012.

Prior to the bankruptcy filing, we financed our business through a $2.75 million bridge loan (the “Bridge Loan”) made by Brascan Financial Corporation (“Brascan”), a subsidiary of the Toronto, Canada-based Brascan Corporation. In connection with the Bridge Loan, Brascan received a warrant on September 16, 2003 exercisable for 10,000,000 shares of our common stock at $.15 per share (the “Bridge Loan Warrant”). The Bridge Loan Warrant was subsequently amended and reduced to 5,000,000 shares on the date on which we filed for bankruptcy. The Bridge Loan Warrant became exercisable on December 31, 2003 and was to expire in September 2008.

ITEM 6.   MANAGEMENT’S PLAN OF OPERATION

MANAGEMENT’S PLAN OF OPERATION

As described under “Item 1. Description of Business”, on May 11, 2004, the Court conducted an auction of our assets and on May 21, 2004, the sale of all of our assets and operations to TNS closed. TNS paid $6,000,000 for the wireless payment processing business and $3,700,000 for the wireless vending business. On November 4, 2004, we filed the Plan, which contemplates that all cash after the payment of administrative costs will be used to pay our liabilities and any remaining cash will be used to settle a portion of the aggregate $32,02,000 liquidation preference to which the holders of our Series C Preferred Stock are entitled.

On December 27, 2004, the Court confirmed the Plan, which contemplates that the primary source of cash for distributions will be the proceeds from the aforementioned sale of our businesses and the cash contribution of Trinad, the plan sponsor. Trinad will contribute $500,000 in cash to us in exchange for 93% of the new common stock to be issued under the Plan, with the remaining 7% of the new common stock being issued to the holders of record of our Series C Preferred Stock and our common stock as of February 7, 2005, with 3.5% going to each class. Of such $500,000 from Trinad, $400,000 will be added to the funds used to pay administrative costs, creditors and, possibly, a small portion of the liquidation preference.  The remaining $100,000 will be retained by us to fund the expenses of remaining public.   The Plan contemplates that all cash (other than the $100,000 to be retained by the reorganized debtor) will be placed in the Liquidation Trust and, after the payment of administrative costs, will be used to pay our liabilities. If there is any remaining cash, it will be used to settle a small portion of the aggregate $32,302,000 liquidation preference to which the holders of our Series C Preferred Stock are entitled.

The Plan also contemplates that the Liquidation Trust will pay for the prosecution of our pending litigation against AT&T Wireless.  On February 20, 2004, we commenced arbitration proceedings against AT&T Wireless whereby we are seeking a $12 million judgment against AT&T Wireless relating to its decommissioning of the cellular digital packet data (CDPD) network. Any recoveries, net of the costs of prosecuting the arbitration and administering the trust, will be distributed by the Liquidation Trust as described above. Please see “Item 3. Legal Proceedings” for a more complete description of the arbitration with AT&T Wireless.

There is no assurance that there will be sufficient assets to satisfy all of our liabilities, or to pay any portion of the Series C Preferred liquidation preference. Our disclosure statement projected that available cash would be adequate to pay 70-80% of the unsecured claims made. However, we do plan to challenge certain of the claims and, if successful, of which there is no assurance, we may be able to pay 100% of such claims and retain a small surplus for payment of a small portion of the Series C Liquidation preference. Only holders of record of our Series C Preferred Stock as of February 7, 2005 will be entitled to receive any payments towards the Series C liquidation preference, or to receive any pro rata share of the new common stock allocated to Series C Preferred Stock.  Cash distributions shall be made as soon as practicable, as determined by the trustee of the Liquidation Trust.  Distributions of the new stock shall be made as soon as practicable after we make certain filings with the SEC which were not made, in light of the uncertainties associated with the bankruptcy, in order to conserve cash.  Such filings include this Annual Report on Form 10-KSB.  In light of the sale of our operating assets to TNS in May, the information to be contained in such reports will be largely irrelevant to stockholders of the reorganized U.S. Wireless Data.

As soon as practicable after we have filed our late SEC reports, new common stock will be issued to Trinad (93%), holders of record of our Series C Preferred Stock as of February 7, 2005 (3.5%) and holders of record of our common stock as of the same date (3.5%). On that date, Robert Ellin and Jay Wolf shall become our sole Board members and shall also be our Chief Executive Officer and Chief Operating Officer, respectively, and Barry Regenstein will be our Chief Financial Officer. On that date, we will be capitalized with $100,000 of the $500,000 Trinad has paid, with the $400,000 having been transferred to the Liquidation Trust.

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

Certain information as to Messrs. Ellin, Wolf and Regenstein is set forth in “Item 9. Directors and Executive Officers” of this Form 10-KSB.

As a result of the sale of virtually all of our operating assets, the historical financial statements are irrelevant to any assessment of our operations on an ongoing basis. Accordingly, readers are advised not to rely on any historical financial information in considering an investment in or the disposition of our stock. The Plan was confirmed by the Court and after we emerge from bankruptcy we will have no liabilities and extremely limited cash under new management. The Liquidation Trust will be entirely for the benefit of the holders of the Series C Preferred Stock as of the record date, after payment of administrative costs and allowed claims in accordance with the provisions of the Plan, and will not be an asset of the corporation.

As described more fully above, subsequent to the above-referenced transactions, our plan of operation is to merge or effect a business combination with a domestic or foreign private operating entity. We may seek to raise additional capital first to make ourselves more attractive to acquisition candidates. We believe that there are perceived benefits to being a “reporting company” with a class of publicly-traded securities which may be attractive to private entities. Other than activities relating to such financing attempting to locate such a candidate, we do not currently anticipate conducting any operations.

We may enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict when, if ever, we will enter into a business combination with any such private company or the industry or the operating history, revenues, future prospects or other characteristics of any such company. Trinad intends to raise capital to make us a more attractive acquisition vehicle and then seek a suitable merger candidate. Trinad has not identified anyone for acquisition at this juncture.

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

The accompanying consolidated financial statements have been prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. SOP 90-7 requires that the financial statements for periods subsequent to the Chapter 11 filing petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all pre-petition liabilities subject to compromise are separately classified. Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims. Revenues, expenses, realized gains and losses and provision for losses resulting from the reorganization are reported separately as “Reorganization items” in the accompanying consolidated statements of operations.

Except for the reclassification of our “Prepetition liabilities subject to compromise” as current liabilities at June 30, 2004, the accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties nor do they reflect any adjustments that will result from SOP 90-7.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business and in accordance with SOP 90-7.

Revenue Recognition from Discontinued Operations

We adopted the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. In addition, we follow the guidance contained in Emerging Issues Task Force position No. 00-21 with respect to sales arrangements with multiple deliverables.

We derived revenue from two primary sources from our discontinued operations: service fees and product (equipment) sales.

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

At June 30, 2004, we had four fixed stock-based compensation plans. The exercise price of each option granted pursuant to these plans was equal to the market price of the Company’s common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company’s net loss and loss per share for the periods indicated would have been as follows:

	Year ended June 30,
	2004	2003
Income (loss) from continuing operations	$ (2,569,000)	$ 212,000
Income (loss) from discontinued operations	3,754,000	(8,792,000)

Net income (loss), as reported	$ 1,185,000	$ (8,580,000)
Deduct: Total stock-based compensation
expense determined under fair value
based method	(1,014,000)	(2,899,000)

Pro forma net loss	$ 171,000	$ (11,469,000)

Per share, as reported
From continuing operations	$ (0.14)	$ 0.01
From discontinued operations	0.21	(0.53)

Net	$ 0.07	$ (0.52)

Per share, pro forma
From continuing operations	$ (0.20)	$ (0.17)
From discontinued operations	0.21	(0.53)

Net	$ 0.01	$ (0.70)

In determining the fair value of each option, we used the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, expected volatility of 123%, an average expected option life of 3.5 years and an average risk-free interest rate of 2.31% for the year ended June 30, 2003. We did not grant options during the year ended June 30, 2004.

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

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation did not have a material effect on our financial condition or results of operations.

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

RISK FACTORS

Cautionary Statements Regarding Forward-Looking Statements

Statements in this Annual Report on Form 10-KSB under the captions “Description of Business,” “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this Form 10-KSB, as well as statements made in press releases and oral statements that may be made by us or any of our officers, directors or employees acting on our behalf that are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in this Form 10-KSB under the caption “Risk Factors,” that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements with the terms “believes,” “belief,” “expects,” “plans,” “anticipates,” or “intends,” to be uncertain and forward-looking. All cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear. Investors should consider the following risk factors as well as the risks described elsewhere in this Form 10-KSB.

We may not be successful in identifying and evaluating suitable business opportunities or in consummating a business combination.

Trinad intends to raise capital to make us a more attractive acquisition vehicle and then seek a suitable merger candidate. Trinad has not identified acquisition candidates at this juncture. There can be no assurance that Trinad will be successful in raising capital on favorable terms, or at all, or in finding a suitable merger candidate for us. No particular industry or specific business within an industry has been selected for a target company. Accordingly, we may enter into a merger or other business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics, such as dependency on management that has not proven its abilities or effectiveness. In the event that we complete a merger or other business combination, the success of our operations will be dependent upon the management of the target company and numerous other factors beyond our control. There is no assurance that we will be able to negotiate a merger or business combination on favorable terms, or at all.

We currently do not have any full-time employees and are dependent on independent contractors and consultants for the operation of our business.

Our Executive Vice President and Chief Administrative Officer and Estate Representative, Charles I. Leone, is our sole officer and Estate Representative. The loss of the services of Mr. Leone would adversely affect the company until the reorganized company emerges from bankruptcy.

We may be subject to regulation under the Investment Company Act of 1940 if we were to engage in certain activities or business combinations.

In the event that we engage in a business combination or engage in other activities that result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.

We do not anticipate paying dividends.

We have never paid cash or other dividends on our common stock. Payment of dividends on our common stock is within the discretion of our Board of Directors and will depend upon our earnings, our capital requirements and financial condition, and other factors deemed relevant by the Board. However, the earliest the Board would likely consider a dividend is after the acquisition has occurred if the acquired entity generated excess cash flow.

We may be unable to meet our future capital requirements.

After we emerge from bankruptcy, we will need to raise additional funds in order to make ourselves a more attractive acquisition vehicle. There is no assurance that we will be able to consummate the financing on favorable terms or at all. Any such financing will dilute the percentage ownership of existing stockholders.

The trading of our common stock is limited and sporadic.

Our common stock has been traded on the “pink sheets” under the symbol “USWE.PK”. The trading volume of our common stock is limited and sporadic, and with only limited and minimal interest by market makers. When we emerge from bankruptcy, the holders of record of our common and preferred stock as of February 7, 2005, will received an aggregate of 7% of the new common stock with the remaining 93% balance going to Trinad. There is no assurance that any liquid trading market will emerge. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, announcements concerning potential acquisitions, quarterly variations in our operating results, other business partners and opportunities, as well as the number of shares available for sale in the market.

“Penny stock” rules may restrict the market for our common stock.

Our common stock is subject to rules promulgated by the SEC relating to “penny stocks,” which apply to companies whose shares are not traded on a national stock exchange or on the Nasdaq SmallCap or National Market Systems, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the SEC. These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common stock and may affect the secondary market for our common stock. These rules could also hamper our ability to raise funds in the primary market for our common stock.

ITEM 7.    FINANCIAL STATEMENTS

Reports of Registered Public Accounting Firms	22-23
Consolidated Balance Sheets as of June 30, 2004 and 2003	24
Consolidated Statements of Operations for the years ended June 30, 2004 and 2003	25
Consolidated Statements of Cash Flows for the years ended June 30, 2004 and 2003	26
Consolidated Statements of Stockholders’ Equity
for the years ended June 30, 2004 and 2003	27
Notes to Consolidated Financial Statements	28-57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
    U.S. WIRELESS DATA, INC.

     We have audited the accompanying balance sheet of U.S. Wireless Data, Inc. as of December 31, 2004, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of U.S. Wireless Data, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Wireless Data, Inc. as of December 31, 2004, and the results of its operations, stockholders’ equity, and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Notes 1 and 2, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s plan of reorganization was confirmed by the Bankruptcy Court on December 21, 2004. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties concerning the Company’s future.

Friedman LLP

New York, New York
February 14, 2005

1700 BROADWAY, NEW YORK, NY 10019 T 212.842.7001 WWW.FRIEDMANLLP.COM
OFFICES IN NEW YORK LONG ISLAND AND NEW JERSEY AND A MEMBER OF DFK WITH AFFILIATES WORLDWIDE

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
U.S. Wireless Data, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of U.S. Wireless Data, Inc. (the “Company”) as of June 30, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

October 13, 2003 (March 26, 2004 and May 21, 2004 as to Notes 1(a) and 5, respectively)
New York, New York

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
CONSOLIDATED BALANCE SHEETS

	June 30, 2004	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 912,000	$ 602,000
Cash and cash equivalents in escrow	3,388,000	--
Accounts receivable, net of allowance for
doubtful accounts of $26,000 and $18,000
at June 30, 2004 and 2003, respectively	14,000	306,000
Due from factor	63,000	140,000
Due from winning auction sale bidder	171,000	--
Deferred cost of revenue of discontinued operations	--	63,000
Assets held for sale	--	1,511,000
Restricted cash	456,000	--
Prepaids and other current assets	370,000	535,000

Total current assets	5,374,000	3,157,000
Restricted cash	--	1,081,000
Other assets	--	71,000

Total assets	$ 5,374,000	$ 4,309,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 38,000	$ 833,000
Accrued liabilities	559,000	892,000
Customer advances	--	685,000
Accrued restructuring expense	--	560,000
Obligation under capital lease, current portion	--	179,000
Deferred revenue of discontinued operations	--	159,000

Total liabilities not subject to compromise	597,000	3,308,000
Prepetition liabilities subject to compromise	2,937,000	--
Obligation under capital lease, less current portion	--	390,000
Deferred rent expense	--	195,000
Other liabilities	--	151,000

Total liabilities	3,534,000	4,044,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 25,000,000 shares authorized:
Series C convertible, at $.01 par value, liquidation value
$10.00 per share, aggregating $32,402,000 and $35,487,000
at June 30, 2004 and 2003, respectively; 8,450,000
shares authorized, 3,240,200 and 3,548,700 issued and
outstanding at June 30, 2004 and 2003, respectively	32,000	36,000
Common stock, 200,000,000 shares authorized at $.01 par value;
18,142,889 and 17,628,716 shares issued and outstanding
at June 30, 2004 and 2003, respectively	181,000	176,000
Additional paid-in capital	143,077,000	142,688,000
Accumulated deficit	(141,450,000)	(142,635,000)

Total stockholders’ equity	1,840,000	265,000

Total liabilities and stockholders’ equity	$ 5,374,000	$ 4,309,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended June 30,
	2004	2003
Continuing operations
General and administrative expenses	$ (89,000)	$ --
Interest income	6,000	42,000
Interest expense	(753,000)	(133,000)
Other income	75,000	303,000

Income (loss) before reorganization items	(761,000)	212,000
Reorganization items
Professional fees and U.S. Trustee fees	(804,000)	--
Rejection of real property lease	(460,000)	--
Rejection of executory agreements	(544,000)	--

Income (loss) before discontinued operations	(2,569,000)	212,000

Discontinued operations
Loss from discontinued operations	(4,432,000)	(8,850,000)
Gain on sale of discontinued operations	8,186,000	58,000

Income (loss) on discontinued operations	3,754,000	(8,792,000)

Net income (loss)	$ 1,185,000	$ (8,580,000)

Basic and diluted net loss per share:
Income (loss) before discontinued operations	$ (0.14)	$ 0.01
Income (loss) on discontinued operations	0.21	(0.53)

Net income (loss) per share	$ 0.07	$ (0.52)

Weighted average common shares outstanding, basic and diluted	17,900,000	16,351,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 1,185,000	$(8,580,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization from discontinued operations	524,000	1,063,000
Accretion of bridge loan discount	390,000	--
Provision for rejected real property lease	460,000	--
Provision for rejected executory agreements	544,000	--
Gain on sale of discontinued operations	(8,186,000)	(134,000)
Customer advances assigned as part of auction sales	(225,000)	--
Provision for doubtful accounts	45,000	48,000
Deferred rent	13,000	14,000
Impairment of intangible assets	--	836,000
Write-down of inventory	79,000	579,000
Non-cash compensation for directors	--	469,000
Non-cash consulting and other	--	303,000
Loss on settlement of notes receivable	--	67,000
Changes in operating assets and liabilities:
Accounts receivable	247,000	1,006,000
Due from factor	77,000	(140,000)
Due from winning auction sale bidder	(171,000)	--
Inventory	--	84,000
Deferred cost of revenue	63,000	(18,000)
Prepaids and other current assets	189,000	(270,000)
Other assets	--	9,000
Accounts payable	(6,000)	(1,047,000)
Accrued liabilities	(162,000)	(74,000)
Accrued restructuring expense	65,000	(389,000)
Customer advances	(668,000)	435,000
Deferred revenue	(159,000)	70,000
Prepetition liabilities	150,000	--
Other liabilities	(144,000)	104,000

Net cash (used in) operating activities	(5,690,000)	(5,565,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the Auction Sales	9,700,000	--
Proceeds from the sale of NXT	--	5,000,000
Payment of expenses for sale of NXT	--	(738,000)
Purchase of property and equipment	(201,000)	(63,000)
Decrease in restricted cash	625,000	86,000
Payment for acquisition, net of cash acquired	--	(477,000)
Transfer to Chapter 11 escrow accounts	(3,388,000)	--

Net cash provided by investing activities	6,736,000	3,808,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from DIP loan	1,600,000	--
Repayment of DIP loan	(1,600,000)	--
Proceeds from bridge loan	3,000,000	--
Repayment of bridge loan	(3,000,000)	--
Proceeds from notes payable	450,000	--
Payment of notes payable	(450,000)	--
Payments for real estate lease termination	(625,000)	--
Payments of obligations under capital lease	(111,000)	(503,000)

Net cash (used in) financing activities	(736,000)	(503,000)

Net increase (decrease) in cash and cash equivalents	310,000	(2,260,000)
Cash and cash equivalents, beginning of year	602,000	2,862,000

Cash and cash equivalents, end of year	$ 912,000	$ 602,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2004 and 2003

	Series C Convertible Preferred Stock	Common Stock			Additional Paid-in	Unearned Compensation and	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Contra Equity	Deficit	Equity
BALANCE AT JUNE 30, 2002	3,941,325	$ 39,000	14,813,927	$ 149,000	$ 142,927,000	$(963,000)	$(134,055,000)	$ 8,097,000
Amortization of non-cash compensation
for directors	--	--	--	--	--	563,000	--	563,000
Cancellation of options issued to
Board member	--	--	--	--	(375,000)	281,000	--	(94,000)
Issuance of options for services	--	--	--	--	133,000	--	--	133,000
Amortization of non-cash investment
banking services	--	--	--	--	--	119,000	--	119,000
Issuance of options related to the
sale of NXT	--	--	--	--	52,000	--	--	52,000
Issuance of common stock to former
NXT shareholders	--	--	2,241,658	22,000	(22,000)	--	--	--
Retirement of common stock in
settlement of notes receivable	--	--	(81,818)	(1,000)	(24,000)	--	--	(25,000)
Conversion of Series C convertible
preferred stock	(392,625)	(3,000)	654,949	6,000	(3,000)	--	--	--
Net loss	--	--	--	--	--	--	(8,580,000)	(8,580,000)

BALANCE AT JUNE 30, 2003	3,548,700	$ 36,000	17,628,716	$ 176,000	$ 142,688,000	$ --	$(142,635,000)	$ 265,000
Conversion of Series C convertible
preferred stock	(308,500)	(4,000)	514,173	5,000	(1,000)	--	--	--
Issuance of warrants for bridge loan	--	--	--	--	780,000	--	--	780,000
Termination of warrants for bridge	--	--	--	--	(390,000)	--	--	(390,000)
loan
Net income	--	--	--	--	--	--	1,185,000	1,185,000

BALANCE AT JUNE 30, 2004	3,240,200	$ 32,000	18,142,889	$ 181,000	$ 143,077,000	$ --	$(141,450,000)	$ 1,840,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2004 and 2003

NOTE 1 — THE COMPANY

U.S. Wireless Data, Inc. (“USWD”, the “Company”, “we”, “us”, “our” or similar terms) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. We are operating under the Chapter 11 Proceedings (as defined below) and as of May 21, 2004, we sold all of our operations in the Auction Sales (as defined below). Subsequent to the Auction Sales, we do not have any assets or operations other than those related to the Chapter 11 Proceedings. Prior to that time, we were principally engaged in providing wireless transaction delivery and gateway services to the payment processing industry.

(a)  Going Concern, Liquidity Uncertainties and Chapter 11 Proceedings

Since the Company’s inception, the Company has incurred significant losses and negative cash flow from operations. As of June 30, 2004, we had an accumulated deficit of approximately $143 million. Management’s concerns about capital led it to take additional steps to cut costs, dispose of operations and, on March 26, 2004, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), in re U.S. Wireless Data, Inc., Case Number 04-12075.

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

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

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

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

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

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

(b)  Bridge Loan

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

During May 2002, we developed a formal plan to sell NXT. Effective as of the close of business on August 31, 2002, we sold, for $5 million in cash, substantially all of the operating assets associated with NXT, to Paymentech, L.P. (“Paymentech”). NXT provided data services and landline-based connectivity for credit-card transaction processing. NXT has been classified as a discontinued operation in the accompanying consolidated financial statements.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

During March 2004, our Board of Directors approved and authorized management to seek the sale of our operations which were sold in the Auction Sales. We completed the sales of our operations included in the Auction Sales on May 21, 2004. Such operations have been classified as discontinued operations in the accompanying consolidated financial statements.

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

The accompanying consolidated financial statements have been prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. SOP 90-7 requires that the financial statements for periods subsequent to the Chapter 11 filing petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all pre-petition liabilities subject to compromise are separately classified. Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims. Revenues, expenses, realized gains and losses and provision for losses resulting from the reorganization are reported separately as “Reorganization items” in the accompanying consolidated statements of operations.

Except for the reclassification of our “Prepetition liabilities subject to compromise” as current liabilities at June 30, 2004, the accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties nor do they reflect any adjustments that will result from SOP 90-7.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business and in accordance with SOP 90-7.

Long –Lived Assets Held For Sale

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

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

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

Cash and Cash Equivalents and Cash and Cash Equivalents in Escrow

Investments in money market funds and highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents are carried at cost, which approximates fair value. We maintain all of our cash balances with major financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances of “Cash and cash equivalents” aggregate approximately $810,000 at June 30, 2004.

Our bankruptcy counsel maintains escrow accounts on our behalf with a large financial institution, which are insured by the Federal Deposit Insurance Corporation up to $100,000. Such funds are invested in money market accounts or short-term certificates of deposits. Uninsured balances of “Cash and cash equivalents in escrow” aggregate approximately $3,288,000 at June 30, 2004.

Inventory

Inventory is stated at the lower of cost or market, cost being determined by the first-in, first-out method. Allowances are established to reduce the recorded cost of obsolete and slow moving inventory to its net realizable value. Inventory of $137,000 at June 30, 2003 was included in “Assets held for sale”.

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and the reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard on July 1, 2002. As a result of the write-off of all of the Company’s goodwill during the year ended June 30, 2002, the adoption of SFAS No. 142 did not have an impact on the Company in the first quarter of fiscal 2003. The remaining intangibles at June 30, 2003 are subject to the impairment provisions of SFAS No. 144. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical operating results for periods prior to the fiscal year ended 2003 do not reflect the effect of SFAS No. 142. Since no goodwill remained for the periods reported, had the Company been accounting for goodwill under the provisions of SFAS No. 142 for the fiscal year ended June 30, 2004 and 2003, the Company’s net loss and net loss per share would not be different than that reported for such periods.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

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

Revenue Recognition from Discontinued Operations

We adopted the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. In addition, we follow the guidance contained in Emerging Issues Task Force position No. 00-21 with respect to sales arrangements with multiple deliverables.

We derived revenue from two primary sources from our discontinued operations: service fees and product (equipment) sales.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in “Loss from discontinued operations” approximated $313,000 and $520,000 during the years ended June 30, 2004 and 2003, respectively.

Advertising and Promotion

Costs of advertising are expensed as incurred. Advertising and promotion expense included in “Loss from discontinued operations” for the years ended June 30, 2004 and 2003 amounted to approximately $8,000 and $223,000, respectively.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

Income Taxes

We follow SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Since the Company has no prior history of profits, management has recorded a full valuation allowance as it is more likely than not that the deferred tax assets will not be realized.

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

At June 30, 2004, we had four fixed stock-based compensation plans. The exercise price of each option granted pursuant to these plans was equal to the market price of the Company’s common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company’s net loss and loss per share for the periods indicated would have been as follows:

	Year ended June 30,
	2004	2003
Income (loss) from continuing operations	$ (2,569,000)	$ 212,000
Income (loss) from discontinued operations	3,754,000	(8,792,000)

Net income (loss), as reported	$ 1,185,000	$ (8,580,000)
Deduct: Total stock-based compensation
expense determined under fair value
based method	(1,014,000)	(2,899,000)

Pro forma net loss	$ 171,000	$ (11,469,000)

Per share, as reported
From continuing operations	$ (0.14)	$ 0.01
From discontinued operations	0.21	(0.53)

Net	$ 0.07	$ (0.52)

Per share, pro forma
From continuing operations	$ (0.20)	$ (0.17)
From discontinued operations	0.21	(0.53)

Net	$ 0.01	$ (0.70)

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

In determining the fair value of each option, we used the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, expected volatility of 123%, an average expected option life of 3.5 years and an average risk-free interest rate of 2.31% for the year ended June 30, 2003. We did not grant options during the year ended June 30, 2004.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including accounts receivable, accounts payable, deferred revenue, accrued liabilities and other liabilities, approximate their fair values due to their relatively short maturities.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation did not have a material effect on our financial condition or results of operations.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

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

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

NOTE 4 – DUE FROM FACTOR

On May 14, 2003, we entered into an agreement (the “Factoring Agreement”) with a finance company to sell a portion of our trade receivables on a regular monthly basis. Under the terms of the Factoring Agreement, the Company receives 70% of the face amount of approved invoices. Receivables may be sold in lots of not less than $10,000. We receive the remaining 30% of a lot sold, net of fees and expenses, upon the finance company’s receipt of payment of the entire lot. The Factoring Agreement required that we sell not less than $450,000 per quarter until the expiration of the agreement in May 2005. The Factoring Agreement expired with the filing of the petition for the Chapter 11 Proceedings. By orders dated March 30, 2004 and April 15, 2004, the Court approved a post petition factoring agreement. Prior to the closing of the Auction Sales on May 21, 2004, all amounts due to Platinum had been repaid in full or repurchased by us, and the factor’s claims have been satisfied in full. For the year ended June 30, 2004, we paid $137,000 included in “Interest expense” and $115,000 in other expenses related to the Factoring Agreement. For the year ended June 30, 2003, we paid $25,000 included in “Interest expense” and $0 in other expenses related to the Factoring Agreement.

NOTE 5 – ASSETS HELD FOR SALE AND AUCTION SALES

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

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

Assets held for sale at June 30, 2003 representing the assets held for the Auction Sales closed on May 21, 2004 are as follows:

June 30, 2003
Assets held for sale consist of:
Property and equipment, net	$ 1,374,000
Inventory	137,000

$ 1,511,000

June 30, 2003
Property and equipment, included in Assets held
for sale, consist of:
Equipment and furniture	$ 2,964,000
Leasehold improvements	478,000
Less accumulated depreciation
and amortization	(2,068,000)

$ 1,374,000

Depreciation and amortization expense related to property and equipment was $479,000 and $885,000 for the years ended June 30, 2004 and 2003, respectively.

June 30, 2003
Inventory, included in Assets held for
sale, consists of:
Raw materials	$ 83,000
Work in process	13,000
Finished goods	41,000

$ 137,000

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

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

In addition, we curtailed further efforts and resources associated with our Synapse Enabler for Transportation and Synapse Enabler T8, and intended to liquidate our remaining inventory of these products and other materials. As a result, during the quarter ended December 31, 2003, we recorded a charge of $79,000 to write-down the remaining inventory to the net realizable value we estimated we would realize from such sales. In this regard, subsequent to December 31, 2003, we had returned for a refund approximately $69,000 of previously purchased inventory items and sold approximately $29,000 of other materials.

Revenues and loss from discontinued operations relating to the Auction Sales are as follows:

	Year ended June 30,
	2004	2003(a)
Revenues	$ 4,925,000	$ 3,725,000
Loss from discontinued operations	(4,432,000)	(9,212,000)

(a)	Excludes the results of NXT (see Note 22 - Sale of NXT).

For the year ended June 30, 2004 and 2003, we recorded a gain of $8,186,000 and $0, respectively, on the sale of discontinued operations related to the Auction Sales.

NOTE 6 — INTANGIBLE ASSETS

All of USWD’s acquired intangible assets are subject to amortization. There were no material acquisitions of intangible assets during the years ended June 30, 2004 and 2003. Amortization expense related to intangible assets was $45,000 and $178,000 for the years ended June 30, 2004 and 2003, respectively.

Intangibles related to the acquisition of Cellgate

As indicated in Note 5, in the second half of the fiscal year ended June 30, 2002, product sales of the Synapse Adapter trailed off substantially and the remaining useful life of the CDPD-based products was believed to be limited. As a result, at December 31, 2002, we recorded an impairment charge of $836,000 to write-down the value of the acquired assets of Cellgate Technologies LLC (“Cellgate”) to management’s estimate of fair value. The remaining $45,000 of intangibles as of June 30, 2003 was amortized over the estimated remaining useful life of six months. The following reflects the activity in intangibles for the periods presented.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

	Year ended June 30, 2004
	Gross Carrying Amount Net of Prior Fiscal Year Impairment	Accumulated Amortization	Impairment Charge	Net Carrying Amount
Intellectual property	$2,579,000	$(1,743,000)	$(836,000)	$ --
Goodwill	406,000	(406,000)	--	--

Total	$2,985,000	$(2,149,000)	$(836,000)	$ --

	Year ended June 30, 2003
	Gross Carrying Amount Net of Prior Fiscal Year Impairment	Accumulated Amortization	Impairment Charge	Net Carrying Amount
Intellectual property	$2,579,000	$(1,698,000)	$(836,000)	$45,000
Goodwill	406,000	(406,000)	--	--

Total	$2,985,000	$(2,104,000)	$(836,000)	$45,000

NOTE 7 — ACCRUED LIABILITIES

	June 30,
	2004	2003
Accrued liabilities consists of:
Accrued professional fees	$303,000	$283,000
Accrued telecom services	52,000	260,000
Accrued compensation	15,000	133,000
Other	189,000	216,000

	$559,000	$892,000

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

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

In June 2003, we revised our restructuring accrual related to a settlement of our Bethesda lease obligation. Accordingly, the restructuring accrual was adjusted by approximately $131,000 to reflect the actual amount that was paid in fiscal 2004.

The following is an analysis of the changes in the restructuring accrual:

Balance at June 30, 2001	$ 2,400,000
Charges against accrual (Bethesda rent
payments, severance and benefit payments)	(1,362,000)
Additions to accrual (severance and benefits
accrual)	625,000
Change in estimate (based on sublease)	(714,000)

Balance at June 30, 2002	949,000
Charges against accrual	(258,000)
Change in estimate (for Bethesda lease termination)
(131,000)

Balance at June 30, 2003	560,000
Charges against accrual	(560,000)

Balance at June 30, 2004	$ --

NOTE 9 – PREPETITION LIABILITIES SUBJECT TO COMPROMISE

At June 30, 2004, “Prepetition liabilities subject to compromise” are as follows:

Accounts payable	$ 737,000
Accrued liabilities	478,000
Obligation under capital lease	510,000
Obligation for rejected real property lease	668,000
Obligation for rejected executory agreements	544,000

Balance at June 30, 2004	$2,937,000

NOTE 10 — CAPITAL LEASE OBLIGATION

In November 2000, we purchased the assets and assumed liabilities of Cellgate. Included in the assumed liabilities were leases related to equipment used in the ordinary course of business. In addition, NXT entered into capital leases for certain computer and network equipment, which expired on various dates through 2002.

On July 29, 1999, Cellgate entered into a Master Purchase and Lease Agreement with Tellus Technology Inc. (“Tellus”) and Varilease Corporation (“Varilease”) in which Tellus agreed to sell to Varilease and Varilease agreed to lease to the Company wireless IP modem adapters (the “Synapse Adapters”). In connection therewith, Cellgate entered into a separate Master Lease Agreement with Varilease to lease Synapse Adapters. On April 4, 2002, we entered an agreement with Varilease to extend the term of the lease for an additional twelve months. On October 25, 2002, we paid the lessor $462,000, which included the application of a $52,000 deposit held by the lessor, to buy out the first five of eleven leases.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

In July 2003, we paid $24,000 representing six monthly installments of interest due from May 25th to October 25th. The lessor agreed to defer all principal payments until November 25, 2003. In the event that the Company raises net debt or net equity in the amount of $2 million or more, up to and including $5 million dollars, prior to November 25, 2003, the Company shall immediately commence making additional monthly payments aggregating approximately $26,000 to the lessor. In the event that the Company raises net equity in an amount in excess of $5 million dollars at any time during the terms of the remaining leases, all amounts due under the remaining leases shall be immediately due and payable to the lessor.

Unpaid minimum lease payments due on capital leases are as follows (listed in years payments were originally due):

For fiscal year ending June 30:
2003	$ 129,000
2004	308,000
2005	104,000

Total minimum payments required	541,000
Less amount representing interest	(31,000)

Present value of net minimum
lease payments	$ 510,000

The present value of net minimum lease payments of $510,000 at June 30, 2004 is included in “Prepetition liabilities subject to compromise”.

NOTE 11 – OTHER LIABILITIES

Other liabilities of $151,000 at June 30, 2003, consist of (i) deposits of $66,000 due to the sub-lessee of the former office space in Bethesda, which was subsequently transferred to the landlord in August 2003 under the term of a lease termination agreement, (ii) deposits of $10,000 due to the sub-lessee of the office space in New York, which was used as payment towards the final rent due for the sub-lease which terminated on May 31, 2004, and (iii) $75,000 due to an investment-banking firm for past services, which is included in “Prepetition liabilities subject to compromise” at June 30, 2004.

NOTE 12 – STOCKHOLDERS’ EQUITY

On October 6, 2000, authorized capital was increased to 225,000,000 shares, 200,000,000 of which are $.01 par value common stock and 25,000,000 of which are $.01 par value preferred stock. At June 30, 2004 and 2003, the only preferred stock issued and outstanding is the Series C Convertible Preferred Stock.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

On December 23, 2002, 2,241,658 shares of Common Stock were issued to the former NXT shareholders pursuant to the terms of the acquisition agreement of NXT.

The Bridge Loan Warrant was valued at $780,000 and was being accreted to interest expense over the 18-month period of the Bridge Loan. In determining the fair value of the warrants issued, we used the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, volatility of 144%, expected life of 18 months, an exercise price of $0.15, and an average risk free rate of 1.74%. On the Petition Date, the Bridge Loan Warrant was amended and restated to 5 million shares and we reversed the associated $390,000 of debt discount and adjusted additional paid in capital for the same amount. “Interest expense” for the year ended June 30, 2004 includes accretion of $390,000 of the amended debt discount.

As of the effective date of the Plan and as provided for under the provisions of the Plan, all outstanding warrants and options expired worthless.

NOTE 13 — SERIES C CONVERTIBLE PREFERRED STOCK

Under the terms of, and in accordance with the Plan, holders of record of our Series C Preferred Stock as of February 7, 2005 will receive a pro rata share of an aggregate of 3.5% of the new common stock to be issued in exchange for the Series C Preferred Stock.

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

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

The Company is obligated to file a registration statement with respect to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock and exercise of the Unit Warrants under the Securities Act of 1933 within twelve months of the closing of the Private Placement. The investors also have certain “piggyback” registration rights with respect to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock and the exercise of the Unit Warrants. As of June 30, 2004, the Company has not registered the Common Stock underlying the Series C Preferred Stock and related Unit Warrants as required by the agreement.

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

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

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

Optional Conversion

Each Series C Preferred Stock is convertible, at the option of the holder into a number of shares of Common Stock determined by dividing (A) the Liquidation Value by (B) the Conversion Price ($6.00 per share) which is subject to adjustment for stock splits, recapitalizations and other similar events. During fiscal year 2004, 308,500 preferred shares were converted into 514,173 shares of common stock. During fiscal year 2003, 392,625 preferred shares were converted into 654,949 shares of common stock.

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

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

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

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

NOTE 14 — STOCK OPTIONS

As of the effective date of the Plan and as provided for under the provisions of the Plan, all outstanding options expired worthless.

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

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

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

The following table summarizes information for stock options outstanding under the plans and outside the plans at June 30, 2004:

	Outstanding Options Options Exercisable
Range of Exercise Price	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Exercisable
$0.00 - $0.65	5.23	$ 0.51	284,895	$ 0.47	183,711
$0.66 - $0.66	7.35	$ 0.66	1,083,336	$ 0.66	1,064,336
$0.67 - $1.00	5.33	$ 0.81	875,296	$ 0.85	512,796
$1.01 - $2.00	6.18	$ 1.61	619,713	$ 1.63	568,755
$2.01 - $4.00	6.75	$ 2.25	606,595	$ 2.27	410,672
$4.01 - $7.50	6.14	$ 7.24	880,250	$ 7.15	632,172
$7.51 - $26.00	5.32	$ 11.15	165,000	$ 11.48	165,000

			4,515,085		3,537,442

Stock option transactions relating to options granted under the plans and other stock options (discussed below) for the years ended June 30, 2004 and 2003 were as follows:

1992 Stock Option Plan

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at June 30, 2002	212,570	$ 8.44
Granted	250,000	$ 0.81
Exercised	--	--
Cancelled	(60,625)	$ 9.24

Balance at June 30, 2003	401,945	$ 3.57
Granted	--	--
Exercised	--	--
Cancelled	(3,750)	$ 25.88

Balance at June 30, 2004	398,195	$ 3.36

Exercisable at June 30, 2004	210,695	$ 5.63

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

2000 Stock Option Plan

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at June 30, 2002	3,280,897	$ 3.25
Granted	483,296	$ 0.83
Exercised	--	--
Cancelled	(963,527)	$ 2.58

Balance at June 30, 2003	3,280,897	$ 3.25
Granted	--	--
Exercised	--	--
Cancelled	(41,612)	$ 2.63

Balance at June 30, 2004	2,759,054	$ 3.07

Exercisable at June 30, 2004	1,968,911	$ 3.00

The following option activity relates to options issued by the Company, which are unrelated to the foregoing plans.

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at June 30, 2002	295,833	$ 7.11
Granted	1,198,886	$ 0.64
Exercised	--	--
Cancelled	(103,173)	$ 4.97

Balance at June 30, 2003	1,391,546	$ 1.69
Granted	--	--
Exercised	--	--
Cancelled	(33,710)	$ 0.66

Balance at June 30, 2004	1,357,836	$ 1.72

Exercisable at June 30, 2004	1,357,836	$ 1.72

NOTE 15 — STOCK WARRANTS

As of the effective date of the Plan and as provided for under the provisions of the Plan, all outstanding warrants expired worthless.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

The following table summarizes information about stock warrants outstanding at June 30, 2004:

	Outstanding and Exercisable Warrants
Range of exercise price	Number Outstanding and Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life (yrs)
$0.00-$0.15	5,000,000	$ 0.15	8.43
$0.16-$3.50	671,875	$ 3.50	4.84
$3.51-$5.99	671,875	$ 5.86	4.84
$6.00-$6.00	6,017,766	$ 6.00	2.64
$6.01-$ 21.38	85,000	$ 11.95	0.47

	12,446,516

Provided below are stock warrant transactions for the years ended June 30, 2004 and 2003.

	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2002	7,488,708	$ 5.89
Granted	--	--
Exercised	--	--
Cancelled	(40,109)	$ 16.46

Balance at June 30, 2003	7,448,599	$ 5.83
Granted	10,000,000	$ 0.15
Exercised	--	--
Cancelled	(5,002,083)	$ 0.15

Balance at June 30, 2004	12,446,516	$ 3.55

Exercisable at June 30, 2004	12,446,516	$ 3.55

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

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

See the caption “Bridge Loan” contained in Note 1 – The Company regarding the Bridge Loan Warrants.

NOTE 16 — NET LOSS PER SHARE

Loss per common share is computed in accordance with the provisions of SFAS No. 128, “Earnings per Share”. SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. During the years ended June 30, 2004 and 2003, such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options, warrants and conversions could potentially dilute earnings per share in the future.

NOTE 17 — INCOME TAXES

At June 30, 2004 and 2003, we had net operating loss carry-forwards for federal and state income tax purposes of approximately $81 and $75 million, respectively. Annual utilization of the loss carry-forwards is subject to significant limitations due to changes in our ownership. Future changes in ownership could further limit the utilization of these net operating loss carry-forwards. If unused, the carry-forwards will expire between 2009 and 2024.

We incurred Delaware and other state and local taxes of $55,000 and $34,000 for the years ended June 30, 2004 and 2003, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carry-forwards. The tax effects of significant items comprising the Company’s deferred taxes are as follows:

	June 30,
	2004	2003
Deferred tax assets
Net operating loss carry-forwards	$ 27,540,000	$ 25,500,000
Intangible assets	--	2,706,000
Inventory reserves	1,443,000	1,410,000
Accrued restructuring expense	--	224,000
Other	--	(74,000)

	$ 28,983,000	$ 29,766,000
Valuation allowance	(28,983,000)	(29,766,000)

	$ --	$ --

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

Realization of deferred tax assets is dependent upon future earnings. We recorded a full valuation allowance against the deferred tax assets since management believes that it is more likely than not that these assets will not be realized. Accordingly, no income tax benefit has been recorded because of the valuation allowance. The valuation allowance decreased during fiscal 2004 by $783,000.

A reconciliation between the statutory tax rate and the effective tax rate for the periods indicated is presented below:

	Year ended June 30,
	2004	2003
Federal statutory tax rate	35%	35%
State taxes	7	7
Valuation allowance	(42)	(42)

Effective tax rate	--	--

NOTE 18 — EMPLOYEE BENEFIT PLAN

We maintain a qualified Section 401(k) Savings Plan. The 401(k) Savings Plan allows eligible employees to contribute up to 15% of their salaries on a pre-tax basis, subject to certain limitations imposed by current tax law and regulations. During the fiscal years 2004 and 2003, we contributed $0 and $26,000, respectively, to the plan.

NOTE 19 — RELATED PARTY TRANSACTIONS

No fees were paid to Commonwealth during fiscal year 2004 or 2003. See additional disclosures of related party transactions in the Note entitled “Series C Convertible Preferred Stock” and the Note entitled “Stock Options” relating to options granted to the Board of Directors.

We received payments for services provided to two shareholders, Paymentech, a subsidiary of First USA Inc. and its subsidiary, Merchant-Link, Inc. (“Merchant-Link”) and American Express Travel Related Services Company, Inc. (“Amex”). In May 2003, Amex sold its shareholdings in the Company. We obtained these relationships as part of our acquisition of NXT in December 2000.

Paymentech

During the years ended June 30, 2004 and 2003, NXT recorded approximately $0 and $100,000, respectively, in revenue from Paymentech for transaction fees, monthly data transport services, leased line revenue, and software development services.

During the years ended June 30, 2004 and 2003, the Company, excluding NXT, recorded approximately $1,133,000 and $301,000, respectively, in revenue from Paymentech for Synapse services and product purchases.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

There were no “Accounts receivable” due from Paymentech at June 30, 2004 and 2003. Also see Note 22 — Sale of NXT for additional information.

Merchant-Link

NXT provides Merchant-Link with transaction transport services as contracted for in a service agreement dated June 21, 1996. During the years ended June 30, 2004 and 2003, NXT recorded revenue from Merchant-Link of approximately $0 and $835,000, respectively. We also recognized $213,000 in fees for the transition discussed in Note 22 – Sale of NXT.

Amex

Pursuant to an agreement with Amex dated January 29, 1996 as amended on October 16, 1997, February 11, 1999, May 10, 1999, December 30, 1999, May 24, 2000, August 22, 2000 and December 22, 2000, NXT provides to and receives from Amex various services related to transport and management of credit card transactions. During the years ended June 30, 2004 and 2003, NXT recorded no revenue from Amex from transaction management fees, leased line reimbursements, software development and other services. NXT recognized costs of sales to Amex of approximately $0 and $627,000 for transaction transport services, host connection fees and transaction commissions during the years ended June 30, 2004 and 2003, respectively. There were no amounts due to Amex, and no amounts due from Amex, as of June 30, 2004 and 2003.

NOTE 20 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information:

$272,000 and $118,000 was paid in cash for interest for the years ended June 30, 2004 and 2003, respectively.

Supplemental disclosure of non-cash financing and investing activities:

Year ended June 30, 2004

1.	Conversion of 308,500 shares of Series C Convertible Preferred Stock into 514,173 shares of Common Stock.
2.	Issuance of warrant in connection with the Bridge Loan, exercisable for 10,000,000 shares of Common Stock valued at $780,000. Amended and restated for 5,000,000 shares on March 26, 2004.
3.	Accretion of Bridge Loan discount of $390,000.
4.	Reversal of $390,000 of debt discount and adjust of additional paid in capital for the same amount for the amended and restated warrant.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

Year ended June 30, 2003

1.	Conversion of 392,625 shares of Series C Preferred Stock into 654,949 shares of Common Stock.
2.	Issuance of 2,241,658 shares of Common Stock to former NXT shareholders in connection with stock price guarantees.
3.	Issuance of 329,000 options for services valued at $157,000.
4.	Retirement of 81,818 common shares received in connection with settlement of notes receivable valued at $25,000.

NOTE 21 — COMMITMENTS AND CONTINGENCIES

The Company had entered into leases for facilities. Future minimum lease payments and sublease income under non-cancelable operating leases as of June 30, 2004, before adjustment for the Chapter 11 Proceedings, are as follows:

	Facility Leases	Less Subleased Facilities	Net
For fiscal years
2005	$ 613,000	30,000	583,000
2006	667,000	--	667,000
2007	667,000	--	667,000
2008	667,000	--	667,000
Thereafter	1,278,000	--	1,278,000

Total minimum payments required	$3,892,000	$30,000	$3,862,000

The real property leases for our facilities located in Colorado were assigned in conjunction with the Auction Sales.

On May 31, 2004, we vacated our former leased office space in New York and rejected the balance of the lease. In addition, the sub-lease of this facility was terminated on May 31, 2004. We accrued an aggregate of $668,000 at June 30, 2004 as an estimated obligation on the rejected lease plus the associated New York City Commercial Rent Taxes, recognizing that this amount is subject to rejection and reduction for a variety of reasons. Such amount was reduced by the elimination of $206,000 of deferred rent expense. We had maintained a letter of credit in the amount of $456,000 as a security deposit for this lease and had restricted cash of the same amount on deposit in a money market fund as collateral for the letter of credit maintained by the issuing bank. In September 2004, the issuing bank claimed the collateral in settlement of the letter of credit, which was presented and drawn by the landlord. The actual amount of the remaining claim may be greater or less than the remaining estimated accrual.

We are now subletting much smaller, more economical space on a month to month basis, which will enable us to wind down the Chapter 11 Proceedings and terminate our rental obligations once all matters have been concluded.

Rent expense for the years ended June 30, 2004 and 2003 was $710,000 and $720,000, respectively.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

The Company had employment agreements with four of its executive officers. The agreements were for initial terms of one to three years, with automatic one-year extensions after the initial term. The employment agreements had committed the Company to annual salary compensation of $738,000. The agreements include provisions for severance payments upon nonrenewal or termination under certain conditions. The agreements were rejected in conjunction with, and are subject to, the Chapter 11 Proceedings. One agreement was assigned with the Auction Sales. We accrued a “Provision for rejected executory agreements” of $544,000 at June 30, 2004, which amount was included in the “Pre-petition liabilities subject to comprise”.

The Company had committed to reimburse a third party 50%, up to a maximum of $300,000, for certain agreed upon development costs. The obligation is subject to the Chapter 11 Proceedings.

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

See Note 1 - The Company.

NOTE 22 – SALE OF NXT

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

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended June 30, 2004 and 2003

Revenues and income from the discontinued operations of NXT are as follows:

	Year ended June 30,
	2004	2003(a)
Revenues	$ --	$1,224,000
Income (loss) from operations	--	362,000

(a)	Includes results through August 31, 2002.

We recorded a gain on the sale of discontinued operations of $133,000 for the year ended June 30, 2004 due to the reversal of an accrued vendor obligation as a result of the sale of NXT, partially offset by additional transaction costs.

Paymentech was obligated under the Agreement, subject to certain conditions, to purchase goods or services from the Company or its affiliates over a three (3) year period that commenced September 1, 2002, in an amount aggregating a minimum of $3,472,500. Paymentech is obligated to pay the Company at least $1,000,000 during the first year, in installments of $83,333 per month, at least $1,150,000 during the second year, in installments of $95,833 per month, and at least $1,322,500 during the third year, in installments of $110,208. This obligation of Paymentech to us was assigned in the Auction Sales.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

As previously disclosed, on March 26, 2004, we filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. Since that time, in light of the uncertainties associated with the bankruptcy and in order to conserve cash, we have not filed annual and quarterly reports with the Securities and Exchange Commission and therefore, have not employed the services of an independent public accounting firm.

Prior to filing for bankruptcy, Deloitte & Touche (“Deloitte”) served as our independent public accounting firm. Deloitte has not audited any financial statements of the Company for any date or period subsequent to the year ended June 30, 2003.

On January 7, 2005, Deloitte was dismissed as our independent public accounting firm. The decision to discontinue our relationship with Deloitte was approved by The Audit Committee of our Board of Directors, and was based exclusively on the fact that Deloitte’s audit fees are too costly for us at the present time. Deloitte’s reports with respect to the financial statements for the fiscal years ended June 30, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified with respect to uncertainty, audit scope, or accounting principles except that Deloitte’s report on its audit of our financial statements for the year ended June 30, 2003 contained an explanatory paragraph concerning matters that raised substantial doubt about our ability to continue as a going concern.

During the fiscal years ended June 30, 2002 and 2003 and the subsequent interim period through the date of Deloitte’s dismissal, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on our consolidated financial statements. We have provided Deloitte with a copy of this disclosure and requested that Deloitte furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.

On January 7, 2005, we engaged Friedman LLP (“Friedman”) as our independent public accounting firm. The decision to retain Friedman as our independent public accounting firm was made by our Audit Committee. We engaged Friedman to audit our financial statements for the fiscal year ended June 30, 2004. During the years ended June 30, 2004 and June 30, 2003 and through January 7, 2005, neither we nor anyone on our behalf has consulted with Friedman regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

ITEM 8A.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) on June 30, 2004, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

ITEM 8B.   OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS

The following table contains certain information with respect to our directors prior to our petition for relief under Chapter 11 of the United States Bankruptcy Code. Subsequent to such event, Amy Newmark resigned as a director.

Name	Age	Principal Occupation
Dean M. Leavitt	44	Chief Executive Officer and Chairman of the Board
Barry A. Kaplan	48	Private Investor
Amy L. Newmark	46	Private Investor
Chester N. Winter	72	General Partner of Colorado Incubator Fund, L.P.

Dean M. Leavitt. Mr. Leavitt has been our Chief Executive Officer and Chairman of the Board of Directors since May 3, 1999. Prior to joining us, Mr. Leavitt was founder and President of US Data Capture, Inc., a “boutique” credit card processing company specializing in formulating and implementing sophisticated credit card acceptance applications for institutional clients such as hospitals, universities, municipalities, publishing houses, professional sports teams and transportation companies. Prior to founding US Data Capture, Mr. Leavitt served in several management positions at real estate development, acquisitions and investment banking organizations. Mr. Leavitt serves on the board of the Electronic Transactions Association, the international trade association serving the needs of the electronic payments industry. Mr. Leavitt holds a Bachelor of Arts degree in economics and psychology from Emory University in Atlanta, Georgia.

Barry A. Kaplan. Mr. Kaplan is a private investor. For 16 years, until June 2002, he worked for Goldman, Sachs & Co., where he was a Managing Director. From May 2001 through May 2002, he managed proprietary investments for the firm's Equity Division in the media and telecommunications area. Prior to that he spent 15 years in the Investment Research Department where he co-headed the department’s communications and media research efforts, and was responsible for coverage of the wireless communications and cable television sectors. Prior to joining Goldman, Sachs in 1986, Mr. Kaplan was an analyst at Bear, Stearns & Co. and A.G. Becker Inc. and, before that, worked in the broadcasting industry. He is a Chartered Financial Analyst and a member of the New York Society of Security Analysts and the Media and Entertainment Analysts Association of New York. He is also a member of the Board of Overseers of the Brandeis University Graduate School of International Economics and Finance. Mr. Kaplan graduated from Brandeis University in 1977, and received his MBA from the Wharton School of the University of Pennsylvania in 1980.

Amy L. Newmark. Ms. Newmark is a private investor in the technology, Internet and telecommunication fields. From 1995 to 1997, she was Executive Vice President - Strategic Planning at Winstar Communications, Inc., a telecommunications, Internet and media company. From 1993 to 1995, Ms. Newmark was the general partner of Information Age Partners, a hedge fund investing primarily in technology and emerging growth companies. Prior to that she was a securities analyst specializing in telecommunications and technology companies. She is a director of Verso Technologies, Inc. Ms. Newmark graduated magna cum laude from Harvard College in 1979, and is a Chartered Financial Analyst. Ms. Newmark resigned from our Board of Directors subsequent to our filing for bankruptcy.

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

Audit Committee

Our audit committee consists of Messrs. Kaplan and Winter, each of whom is independent in accordance with the regulations promulgated by the SEC. We believe that Mr. Kaplan qualifies as an “audit committee financial expert”, as that term is defined in Item 401(e) of Regulation S-B.

Executive Officers

The names of, and certain information regarding, our executive officers who are not also directors, are set forth below. Again, the information set forth below relates to periods prior to the bankruptcy as Ms. Goff and Mr. Ravi resigned subsequent to the sale of our assets in May 2004.

Name	Age	Position with the Company	Officer Since
Heidi R. Goff	56	President and Chief Operating Officer	October 2001
Charles I. Leone	42	Executive Vice President, Chief	February 2000
		Administrative Officer and Secretary
Adi Raviv	48	Executive Vice President and Chief	August 2002
		Financial Officer

Heidi R. Goff. Ms. Goff has served as our President and Chief Operating Officer since October 2001. Prior to joining us, Ms. Goff was President and Chief Executive Officer of ExchangePath, LLC, an Internet payments start-up company, from June 1999 to March 2001. From April 1996 to June 1999, Ms. Goff served as Executive Vice President, Strategy and Market Development for Global Payment Systems, a joint venture company of National Data Corporation and MasterCard International. From November 1984 to April 1996, Ms. Goff served in several executive positions for MasterCard International. During her tenure at MasterCard International, Ms. Goff's executive positions included: Vice President, Debit Services, Senior Vice President and General Manager, Merchant Services and Senior Vice President, Global Merchant Services. At MasterCard and Global Payment Systems, Ms. Goff had primary oversight and responsibility for the development and growth of the MasterCard Automated Processing Program (MAPP), a leading payment processing network. Ms. Goff developed MAPP while at MasterCard and managed the sale of MAPP to National Data Corporation, creating Global Payments. Ms. Goff moved to Global Payments to continue her stewardship of MAPP. From 1982 to 1984, Ms. Goff served as Vice President of Marketing, Electronic Financial Services Division (EFS) for Automatic Data Processing. At EFS, Ms. Goff was a major contributor to the successful start-up of the company until its ultimate sale to Electronic Data Systems (EDS). From 1975 to 1982, Ms Goff Served as Vice President and General Manager, The ATM Cooperative with California Credit Union League Services Corporation, a processing services company for over 2,500 credit unions. Ms. Goff started her career with a division of IBM Corporation. Ms. Goff holds a Bachelors of Business Administration Degree from Spencerian College.

Charles I. Leone. Mr. Leone joined us as Chief Financial Officer and Chief Operating Officer in February 2000. He currently serves as our Executive Vice President, Chief Administrative Officer and Secretary. Mr. Leone previously served as Senior Vice President, Systems and Finance, Retail Division for Phoenix Investment Partners, Ltd., a leading U.S. investment management company (“Phoenix”). Mr. Leone served as Chief Financial Officer and a First Vice President of Zweig/Glaser Advisers and Zweig Securities Corp. and as an executive officer and/or director of various affiliates of such entities. He joined these entities at their formation in 1989 and served with them until their acquisition by Phoenix on March 1, 1999. Prior to that, Mr. Leone was in public accounting at Coopers & Lybrand (now PricewaterhouseCoopers LLP) and McGladrey & Pullen. Mr. Leone is a Certified Public Accountant and received a B.S. in Accounting from C.W. Post Center of Long Island University.

Adi Raviv. Mr. Raviv joined us as Executive Vice President and Chief Financial Officer in August 2002. From November 1999 to September 2001, Mr. Raviv served as the Co-Chairman and Chief Financial Officer of THCG, Inc., a publicly traded technology merchant banking and consulting company. There he was responsible for the finance, legal, administration, corporate development, and investor relations departments. He and his partner created THCG through the merger of their investment banking firm with a publicly traded venture capital firm in 1999. Mr. Raviv spent over 14 years in Investment Banking: as an Associate and Vice President at Lehman Brothers from 1987-1993; as the head of Global Investment Banking at Oscar Gruss & Son Incorporated from 1994-1996; and, from 1996-2001, as a Managing Director of Tower Hill Securities, Inc., the successor of the U.S. investment banking arm of Hambros Bank Limited. He also has significant merchant banking, private equity and venture capital experience. Mr. Raviv received his bachelors degree, with honors, in International Relations from the Hebrew University of Jerusalem, and his MBA, with honors, from Columbia University’s Graduate School of Business.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes of ownership with the SEC. Officers, directors, and ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during our fiscal year ended June 30, 2004, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent stockholders were met.

Post-Bankruptcy Board of Directors and Executive Officers

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

Robert S. Ellin, age 39, is a Managing Member of Trinad, which is a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin is also a director and officer of Amalgamated Technologies, Inc. ("Amalgamated"), Shells Seafood Restaurants, Inc. ("Shells Seafood") and Command Security Corporation. Prior to joining Trinad Capital LP, Mr. Ellin was the founder and President of Atlantis Equities, Inc., a personal investment company. Founded in 1990, Atlantis has actively managed an investment portfolio of small capitalization public company as well as select private company investments. Mr. Ellin frequently played an active role in Atlantis investee companies including Board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies Mr. Ellin spearheaded investments into ThQ, Inc. (OTC:THQI), Grand Toys (OTC: GRIN), Forward Industries, Inc. (OTC: FORD) and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin received a Bachelor of Arts from Pace University.

Jay A. Wolf, age 32, is a Managing Director of Trinad Capital LP. Mr. Wolf is also a director and officer of Amalgamated and Shells Seafood. Mr. Wolf has nine years of investment and operations experience in a broad range of industries. Mr. Wolf's investment experience includes senior and subordinated debt, private equity, mergers & acquisitions and public equity investments. Prior to joining Trinad Capital LP, Mr. Wolf served as the Vice President of Corporate Development for a marketing communications firm where he was responsible for the company's acquisition program. Prior to that he worked at CCFL Ltd. a Toronto based merchant bank in the Senior Debt Department and subsequently for Trillium Growth Capital the firm's venture capital Fund. Mr. Wolf received a Bachelor of Arts from Dalhousie University.

Barry Regenstein, age 48, has over 25 years of experience with 21 years of such experience in the aviation services industry. Mr. Regenstein was formerly Senior Vice President and Chief Financial Officer of Globe Ground North America (previously Hudson General Corporation), and previously served as the Corporation’s Controller and as a Vice President. Prior to joining Hudson General Corporation in 1982, he had been with Coopers & Lybrand in Washington, D.C. since 1978. Mr. Regenstein is a Certified Public Accountant and received his Bachelor of Science in Accounting from the University of Maryland and an M.S. in Taxation from Long Island University.

Code of Ethics

We do not currently have a code of ethics because we are not an operating company. If and when we find a suitable merger candidate and we successfully enter into a merger transaction whereby a company with assets and operations survives, we intend to establish code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the compensation paid by us to: (i) the Chief Executive Officer; (ii) up to four other most highly compensated individuals who were serving as our executive officers at the end of the fiscal year ended June 30, 2004; and (iii) up to two individuals, of which there was one, who would constitute one of the four most highly compensated executive officers (other than the chief executive officer) but for the fact that they were not serving as an executive officer at the end of the fiscal year ended June 30, 2004 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation
Name And Principal Position	Fiscal Fear	Salary ($)	Bonus ($)	Securities Underlying Options and Warrants (#)	All Other Compensation ($)
Dean M. Leavitt	2004	175,000	--	--	60,400	(6)
Chief Executive	2003	220,833	--	150,000	7,200	(6)
Officer (1)
	2002	250,000	125,000	--	11,800	(6)

Heidi R. Goff	2004	150,901	--	--	58,900	(7)
President (2)	2003	192,500	--	112,500	26,300	(7)
	2002	164,063	--	175,000	29,700	(7)

Charles I. Leone
Chief Administrative	2004	168,750	--	--	55,000	(8)
Officer (3)	2003	181,333	11,167	150,500	2,063	(8)
	2002	225,000	58,172	--	3,700	(8)

Adi Raviv	2004	192,524	--	--	55,000	(8)
Chief Financial	2003	132,404	--	361,940	625	(8)
Officer (4)	2002	--	--	--	--

Marc R. Shultz	2004	100,601	5,000	--	44,970	(8)
Vice President	2003	141,000	20,568	62,400	1,144	(8)
Business
Development (5)	2002	153,000	85,100	15,000	3,200	(8)

_________________

(1)	Mr. Leavitt became an employee in May 1999.
(2)	Ms. Goff became an employee in October 2001, and transferred to TNS with the closing of the Auction Sales in May 2004.
(3)	Mr. Leone became an employee in February 2000.
(4)	Mr. Raviv became an employee in August 2002.
(5)	Mr. Shultz became an employee in June 1999, and transferred to TNS with the closing of the Auction Sales in May 2004.
(6)

Comprised of $5,400, $7,200 and $7,200 for parking paid by us on behalf of the executive; $0, $0 and $4,600 for our matching contribution under our 401k Plan for the fiscal years 2004, 2003 and 2002, respectively; and with respect to 2004, $55,000 in connection with a key employee retention program for the retention of certain executives that participated in the winding down of operations approved by the Court, which was paid at the end of May 2004.

(7)

Comprised of rental of an apartment paid by us on behalf of the executive and with respect to 2004, $55,000 in connection with a key employee retention program for the retention of certain executives that participated in the winding down of operations approved by the Court, which was paid at the end of May 2004.

(8)

Represents our matching contribution under our 401(k) Plan for such period; with respect to Messrs. Leone and Raviv, $55,000 in connection with a key employee retention program for the retention of certain executives that participated in the winding down of operations approved by the Court, which was paid at the end of May 2004; and with respect to Mr. Shultz, $44,970 in sales commissions paid in 2004.

Option Grants in Last Fiscal Year

The following table provides information regarding the grant of stock options during the fiscal year ended June 30, 2004 to the Named Executive Officers.

OPTIONS GRANTED IN FISCAL YEAR 2004
(Individual Grants)

Name	Number of Shares Covered by Option Grant	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/share)	Expiration Date
Dean M. Leavitt	None	--	--	--
Heidi R. Goff	None	--	--	--
Charles I. Leone	None	--	--	--
Adi Raviv	None	--	--	--
Marc R. Shultz	None	--	--	--

Aggregated Option and Warrant Exercises in Fiscal 2004 and Fiscal Year-End Option Values

None of the executive officers exercised stock options during the fiscal year ended June 30, 2004. The following table provides information regarding the number of shares covered by both exercisable and unexercisable stock options and warrants held by each of the Named Executive Officers as of June 30, 2004 and the values of the “in-the-money” options and warrants, which values represent the positive spread between the exercise price of any such option and warrant and the fiscal year-end value of our common stock. All options and warrants were terminated as a result of the Plan approved by the Court.

OPTION AND WARRANT EXERCISES IN FISCAL
YEAR 2004 AND FISCAL YEAR-END OPTION VALUES

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options and Warrants at Fiscal Year-End (2)		Value of Unexercised In-The-Money Options and Warrants at Fiscal Year-End (1)
Name	Exercise (#)	Realized ($)	Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
Dean M. Leavitt	--	--	2,318,750	100,000	--	--
Heidi R. Goff	--	--	229,167	58,333	--	--
Charles I. Leone	--	--	318,167	24,833	--	--
Adi Raviv	--	--	221,315	140,625	--	--
Marc R. Shultz	--	--	181,625	5,000	--	--

______________

(1)	Based on the closing price of $0.003 per share of the Company’s Common Stock as reported by the “pink sheets” on June 30, 2004.
(2)	All options and warrants were terminated as a result of the Plan approved by the Court.

Compensation of Directors

During the fiscal year ended June 30, 2004, our directors did not receive any compensation in their capacity as director.

Current Employment Agreements, Termination of Employment and Change In Control Provisions Applicable To Executive Officers and Directors

Each of the employment agreements referred to below was terminated as a result of the bankruptcy.

Dean M. Leavitt. We had an employment agreement with Dean M. Leavitt to act as our Chief Executive Officer and Chairman of the Board. The agreement became effective as of May 10, 2001 and has a an initial term of three years, subject to automatic renewal for one-year terms if not terminated by either party at least three months prior to the end of each term. Mr. Leavitt is entitled to receive salary at the rate of $250,000 (reduced to $175,000 effective November 1, 2002) per year, plus reimbursement of certain customary business expenses. Mr. Leavitt is entitled to an annual cash bonus contingent upon the achievement of certain corporate and/or individual performance goals established by the Board in its discretion. Throughout the employment period, Mr. Leavitt has the right to sponsor up to three Board members for the consideration of the Board, and the Company shall use its best efforts to include such nominees on its slate of nominees at the shareholders meeting immediately following Mr. Leavitt’s sponsorship of such nominees, if they are reasonably acceptable to the Board. If Mr. Leavitt is terminated without “cause” or determines to leave for “good reason” (as these terms are defined in the agreement), Mr. Leavitt is entitled to severance pay for the greater of the remainder of the then current term or eighteen months, payable at regular pay intervals, at a rate of his base salary at the time of termination. In case we offers any shares of common stock, or any rights, options, or warrants to subscribe for or purchase common stock (or securities convertible into or exchangeable for common stock), as part of a financing (and not pursuant to an acquisition, merger, incentive or compensatory arrangement approved by the Board), Mr. Leavitt shall be entitled to subscribe for such common stock, or any rights, options, or warrants to subscribe for or purchase common stock (or securities convertible into or exchangeable for common stock), at such price as shall be so offered in proportion to the holdings Mr. Leavitt would have had his warrant been exercised immediately prior to the offerings in relationship to all of our issued and outstanding equity securities. Mr. Leavitt has also entered into an indemnification agreement with us pursuant to which we have agreed to provide the broadest possible indemnification that is available under applicable law.

Heidi R. Goff. We had an employment agreement with Ms. Goff to act as our President and Chief Operating Officer. The agreement became effective as of October 10, 2001 and has a term of two years, subject to automatic renewal for one-year terms if not terminated by either party at least ninety days prior to the end of each term. Ms. Goff is entitled to receive a base salary of $225,000 (reduced to $168,750 effective November 1, 2002) per year, plus reimbursement of customary business expenses. In addition, Ms. Goff is also eligible to receive an annual targeted bonus of $112,500 at our discretion. Ms. Goff was also granted an option to purchase 175,000 shares of Common Stock at $0.67 per share. If Ms. Goff is terminated without “cause” or determines to leave for “good reason” (as such terms are defined in the agreement), Ms. Goff is entitled to severance pay for the 180-day period following the termination date or until Ms. Goff obtains full time employment, payable at regular pay intervals, at the rate of her base salary at the time of termination.

Charles I. Leone. We had an employment agreement with Mr. Leone who currently serves as Executive Vice President, Chief Administrative Officer and Secretary. The agreement became effective as of November 8, 2002 and has a term of one year, subject to automatic renewal for one-year terms if not terminated by either party at least ninety days prior to the end of each term. Mr. Leone is entitled to receive a base salary of $150,000 per year, plus reimbursement of customary business expenses. In addition, Mr. Leone is also eligible to receive an annual bonus at our discretion subject to a minimum cash bonus of $18,750. If Mr. Leone is terminated without “cause” or determines to leave for “good reason” or if the employment agreement is not renewed by us (as such terms are defined in the agreement), Mr. Leone is entitled to severance pay for the greater of the remainder of the then current term or six months, payable at regular pay intervals, at the rate of his base salary plus the guaranteed minimum annual cash bonus at the time of termination.

Adi Raviv. We had an employment agreement with Mr. Raviv to act as our Executive Vice President and Chief Financial Officer. The agreement became effective as of August 13, 2002 and has an initial term of two years, subject to automatic renewal for one-year terms if not terminated by either party at least ninety days prior to the end of each term. Mr. Raviv is entitled to receive a base salary of $150,00 for the first year and $225,000 for the second year of the initial term, plus reimbursement of customary business expenses. In addition, Mr. Raviv is also eligible to receive an annual bonus at the discretion of the Board. Mr. Raviv was also granted options to purchase 111,940 and 250,000 shares of common stock at $0.81 per share. If Mr. Raviv is terminated without “cause” or determines to leave for “good reason” (as these terms are defined in the agreement), Mr. Raviv is entitled to severance pay for the greater of the remainder of the then current term or six months, payable at regular pay intervals, at a rate of his base salary at the time of termination.

In accordance with the executive employment agreements described above, any options or warrants to purchase shares of our common stock held by an executive officer immediately prior to termination of employment within six months of a “change of control” or upon a termination by us “without cause” or by the executive for “good reason”, as such terms are defined in the agreements, shall become immediately vested and exercisable, subject to the other terms of the option or warrant itself. The executive officers would also be entitled to receive a pro-rated portion of their annual bonus in the event of a “change in control”.

The 2002 Stock Option Plan

General. The 2002 Stock Option Plan was adopted for the purpose of granting our selected employees, officers, directors, agents, consultants and independent contractors options to purchase common stock so that they may have the opportunity to participate in our growth and to provide these people with an increased incentive to promote our interests. All options and warrants were terminated as a result of the bankruptcy.

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

Grant of Options. Options may be granted under the plan for a total of 3,500,000 shares of common stock. Options may be either “incentive stock options” within the meaning of Section 422 of the Code, or nonqualified options. Incentive stock options may be granted only to any individual who, at the time the option is granted, is an employee of ours or any related corporation, while nonqualified options may be granted to any director, employee, officer, agent, consultant or independent contractor of ours or any related corporation, whether an individual or an entity. Options under the 2002 Stock Option Plan must be issued by October 24, 2012. During the fiscal year ended June 30, 2004, we did not issue options under this plan.

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

Exercise of Options. An optionee may exercise less than the entire vested portion of an option, in which case such unexercised, vested portion shall continue to remain exercisable, subject to the terms of the 2002 Stock Option Plan, until the option terminates. Stock options granted under the 2002 Stock Option Plan cannot be exercised more than 10 years from the date of grant. Stock options issued to a 10% stockholder are limited to five-year terms. Any unexercised options that expire or that terminate upon an employee’s ceasing to be employed by us become available again for issuance under the 2002 Stock Option Plan.

Registration of Shares Issued Under the 2002 Stock Option Plan. On March 10, 2003, we filed a Registration Statement on Form S-8 to register 3,500,000 shares issuable pursuant to the exercise of options that may be issued under the 2002 Stock Option Plan.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As soon as practicable after we become current on our filings with the SEC, Trinad, with an address at 153 East 53rd Street, 48th Floor, New York, NY 10022, will own 93% of our outstanding common stock. Robert Ellin and Jay Wolf, who will be two of our directors and executive officers, are principals of Trinad and may be deemed to beneficially own such stock.

The following tables set forth certain information regarding the beneficial ownership of our common stock and Series C Preferred Stock as of February 7, 2005, by the (i) Named Executive Officers, (ii) all persons, including groups, known to us to own beneficially more than five percent (5%) of the outstanding common stock, and (iii) all executive officers and directors as a group. A person (or group) is deemed to be a beneficial owner of common stock that can be acquired by such person or group within 60 days from February 7, 2005, upon the exercise of warrants, options or other rights exercisable for, or convertible into, common stock. As of February 7, 2005, there were a total of 18,159,556 shares of common stock and 3,230,200 shares of Series C Preferred Stock outstanding, convertible into an aggregate of 5,383,667 shares of common stock.

Except as otherwise indicated, the address of each of the following persons is c/o U.S. Wireless Data, Inc., 420 Lexington Avenue, Suite 2450, New York, New York 10170.

CERTAIN HOLDERS OF COMMON STOCK

	Beneficially Owned as of February 7, 2005 (1)
Name and Address of Owner	Number of Shares		Percent of Class
Jess S. Morgan & Co., Inc.
5750 Wilshire Blvd
Suite 590
Los Angeles, CA 90036	2,510,600	(2)	13.8%
Regen Acquisition I, LLC
c/o Regen Capital, LLC
2109 Broadway, Suite 206
New York, New York 10023	2,205,083	(3)	12.1%
Michael S. Falk
c/o Commonwealth Management, LLC
830 Third Avenue
New York, NY 10022	495,273	(5)	2.7%
Barry A. Kaplan	457,071	(6)	2.5%
Dean M. Leavitt	330,576	(7)	1.8%
Charles I. Leone	16,667	(8)	*
Marc R. Shultz	16,667	(9)	*
Chester N. Winter	3,125	(10)	*
Heidi R. Goff	0	*
Adi Raviv	0	*
All directors and named executive officers as a group
(seven persons)	824,106	(11)	4.4%

__________

* Represents less than 1% of outstanding shares.

(1)

Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or exercisable, convertible or issuable within 60 days of February 7, 2005, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	The information shown is based on information provided us by Jess S. Morgan & Co., Inc. in a Schedule 13D filed with the SEC on January 29, 2004. Represents 2,510,600 shares of common stock.

(3)

The information shown is based on information provided us by Regen Acquisition I, LLC (“Acquisition”) in a Schedule 13D filed with the SEC on January 10, 2005. Includes: (i) 1,204,583 shares of common stock owned by Acquisition, (ii) 500,250 shares of common stock owned by Regen Partners I, L.P. (“Partners”) and (iii) 500,250 shares of common stock owned by Riverside Contracting LLC (“Riverside”). Elliot H. Herskowitz and Neil Herskowitz are the only members and managers of Riverside, and are the managing members of Acquisition and of ReGen Partners LLC, which is the general partner of Partners.

(4)	Represents 833,333 shares of common stock issuable upon conversion of 500,000 shares of Series C Preferred Stock.

(5)

The information shown is based on information provided to us by Commonwealth Associates, L.P. (“Commonwealth”) in a Schedule 13D and a Form 4 filed on October 29, 2003. Includes: (i) 58,333 shares of common stock issuable upon conversion of 35,000 shares of Series C Preferred Stock and (ii) 436,940 shares of common stock.

(6)	Includes 416,667 shares of common stock issuable upon conversion of 250,000 shares of Series C Preferred Stock and 40,404 shares of common stock.

(7)	Includes 41,667 shares of common stock issuable upon conversion of 25,000 shares of Series C Preferred Stock and 288,909 shares of common stock.

(8)	Represents 16,667 shares of common stock issuable upon conversion of 10,000 shares of Series C Preferred Stock.

(9)	Represents 16,667 shares of common stock issuable upon conversion of 10,000 shares of Series C Preferred Stock.

(10)	Represents 3,125 shares of common stock.

(11)

Includes all shares underlying convertible securities as described in the footnotes to this table. Holders of Series C Preferred Stock vote as a class with respect to election of the Series C Directors.

CERTAIN HOLDERS OF SERIES C PREFERRED STOCK

	Beneficially Owned as of February 7, 2005 (1)
	Number of Shares	Percent of Class
Regen Acquisition I, LLC
c/o Regen Capital, LLC
2109 Broadway, Suite 206
New York, New York 10023	777,750	24.1%
Barry A. Kaplan	250,000	7.7%
Michael S. Falk	35,000	1.1%
c/o Commonwealth Associates Group Holdings, LLC
830 Third Avenue, 8th Floor
New York, NY 10022
Dean M. Leavitt	25,000	*
Charles I. Leone	10,000	*
Marc R. Shultz	10,000	*
Heidi R. Goff	--	--
Adi Raviv	--	--
Chester N. Winter	--	--
All directors and named executive officers as a group (seven
persons)	295,000	9.1%

__________

* Represents less than 1% of outstanding shares.

(1)

To our knowledge, except as otherwise indicated in the footnotes to this table, all persons named in this table have sole voting and investment power with respect to all shares of Series C Preferred Stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC. The Series C Preferred Stock is not publicly traded or registered under the Exchange Act.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 13. EXHIBITS

Exhibit
Number         Description of Exhibit

2.1	Amended Disclosure Statement filed with the United States Bankruptcy Court for the Southern District of New York (1)

2.2	Amended Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York (1)

2.3	Order Confirming Amended Plan of Reorganization issued by the United States Bankruptcy Court for the Southern District of New York (1)

3.1	Certificate of Incorporation (2)

3.2	Certificate of Amendment to the Certificate of Incorporation (2)

3.3	Bylaws (3)

10.1	Agreement of Purchase and Sale, dated as of March 26, 2004, by and between U.S. Wireless Data, Inc. and NBS Synapse Corporation (4)

10.2	Agreement of Purchase and Sale, dated as of March 26, 2004, by and between U.S. Wireless Data, Inc. and SANI Operating Co., LLC (4)

16.	Letter from Deloitte & Touche LLP, dated January 12, 2005. (5)

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 *

32.2	Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 *

_____________________

* Filed herewith.

(1)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K, filed on January 18, 2005.

(2)	Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2000, filed on November 14, 2000.

(3)	Incorporated by reference Annex D of our Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders held on September 7, 2000, filed on August 9, 2000.

(4)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K, filed on April 12, 2004.

(5)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K, filed on January 13, 2005.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services rendered by Deloitte for the audit of our annual financial statements and fees for other services for the year ended June 30, 2003, and fees for professional audit services rendered by Friedman for the audit of our annual financial statements and fees for other services for the year ended June 30, 2004.

	2003	2004
Audit fees:(1)	$ 213,000	$ 76,000
Audit related
fees:(2)	None	None
Tax fees:(3)	None	None
All other fees:(4)	None	None

Total	$ 213,000	$ 76,000

(1)	Augit fees consisted of audit work performed in the audit of our annual financial statements and review of financial statements included in our quarterly reports filed with the SEC.

(2)	We did not incur audit related fees from our principal accountants for the period presented.

(3)	We did not incur tax fees from our principal accountants for the period presented.

(4)	did We not incur other fees from our principal accountants for the period presented.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to the Audit Committee for approval.

1.  Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.  Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.  Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.  Other Fees  are those associated with services not captured in the other categories.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Our Audit Committee pre-approved the retention of Deloitte for all audit, audit-related and tax services during fiscal 2003, and the retention of Friedman for all audit, audit-related and tax services during fiscal 2004.

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. WIRELESS DATA, INC.

Dated: February 18, 2005
By: /s/ Dean M. Leavitt Dean M. Leavitt Chairman of the Board (Former Chief Executive Officer and Acting Principal Executive Officer)

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Dean M. Leavitt	Chairman of the Board	February 18, 2005
Dean M. Leavitt	(Former Chief Executive Officer
and Acting Principal Executive Officer)
/s/ Charles I. Leone	Executive Vice President and Chief	February 18, 2005
Charles I. Leone	Administrative Officer
(Acting Chief Financial Officer
and Principal Financial Officer)
/s/ Barry A. Kaplan	Director	February 18, 2005
Barry A. Kaplan
/s/ Chester N. Winter	Director	February 18, 2005
Chester N. Winter