Form 10QSB
period 2004-09-30
U S WIRELESS DATA INC
filed 2005-03-14
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report under Section 13 or Section15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-22848

U.S. Wireless Data, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State of incorporation)

84-1178691
(IRS Employer Identification No.)

420 Lexington Avenue, Suite 2450
New York, NY 10170
(Address of principal executive offices, including zip code)

(646) 452-6128
(Registrant’s Telephone Number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes  [   ]   No  [X]

As of March 11, 2005, there were outstanding 18,159,556 shares of the Registrant’s Common Stock ($0.01 par value per share).

Transitional Small Business Disclosure Format. Yes [   ]      No  [X]

U.S. WIRELESS DATA, INC.
TABLE OF CONTENTS

	Page
PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Balance Sheet as of
September 30, 2004	3
Consolidated Statements of Operations for the three months
ended September 30, 2004 and 2003	4
Consolidated Statements of Cash Flows for the three months ended
September 30, 2004 and 2003	5
Consolidated Statements of Stockholders’ Equity for
the year ended June 30, 2004 and the three months
ended September 30, 2004	6

Notes to Consolidated Financial Statements	7-	16
ITEM 2. Management’s Plan of Operation	17-	23
ITEM 3. Controls and Procedures	23
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings	24
ITEM 2. Changes in Securities and Small Business
Issuer Purchases of Equity Securities	24
ITEM 3. Defaults Upon Senior Securities	24
ITEM 4. Submission of Matters to a Vote of Security Holders	24
ITEM 5. Other Information	25
ITEM 6. Exhibits	25
SIGNATURES	26

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$ 762,000
Cash and cash equivalents in escrow	3,401,000
Accounts receivable	55,000
Due from winning auction sale bidder	64,000
Prepaids and other current assets	216,000

Total assets	$ 4,498,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 95,000
Accrued liabilities	401,000

Total liabilities not subject to compromise	496,000
Prepetition liabilities subject to compromise	2,666,000

Total liabilities	3,162,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 25,000,000 shares authorized:
Series C convertible, at $.01 par value, liquidation value
$10.00 per share, aggregating $32,302,000; 8,450,000
shares authorized, 3,230,200 issued and outstanding	32,000
Common stock, 200,000,000 shares authorized at $.01 par value;
18,159,556 shares issued and outstanding	182,000
Additional paid-in capital	143,077,000
Accumulated deficit	(141,955,000)

Total stockholders’ equity	1,336,000

Total liabilities and stockholders’ equity	$ 4,498,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,
	2004	2003
Continuing operations
General and administrative expenses	$ (307,000)	$ --
Interest income	15,000	2,000
Interest expense	--	(76,000)
Other income (expense)	(1,000)	26,000

Loss before reorganization items	(293,000)	(48,000)
Reorganization items
Professional fees and U.S. Trustee fees	(57,000)	--

Loss before discontinued operations	(350,000)	(48,000)

Discontinued operations
Loss from discontinued operations	(154,000)	(1,283,000)

Loss on discontinued operations	(154,000)	(1,283,000)

Net loss	$ (504,000)	$(1,331,000)

Basic and diluted net loss per share:
Loss before discontinued operations	$ (0.02)	$ --
Loss on discontinued operations	(0.01)	(0.08)

Net loss per share	$ (0.03)	$ (0.08)

Weighted average common shares outstanding, basic and diluted	18,154,000	17,629,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(504,000)	$(1,331,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization from discontinued operations	--	153,000
Accretion of bridge loan discount	--	22,000
Provision for doubtful accounts	50,000	6,000
Deferred rent	--	4,000
Changes in operating assets and liabilities:
Accounts receivable	(91,000)	(21,000)
Due from factor	63,000	85,000
Due from winning auction sale bidder	107,000	--
Inventory	--	(63,000)
Deferred cost of revenue	--	(75,000)
Prepaids and other current assets	154,000	148,000
Accounts payable	57,000	(119,000)
Accrued liabilities	(158,000)	87,000
Accrued restructuring expense	--	65,000
Customer advances	--	(129,000)
Deferred revenue	--	136,000
Other liabilities	--	(66,000)
Prepetition liabilities subject to compromise	185,000	--

Net cash (used in) operating activities	(137,000)	(1,098,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	--	(159,000)
Decrease in restricted cash	456,000	625,000
Transfer to Chapter 11 escrow accounts	(13,000)	--

Net cash provided by investing activities	443,000	466,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loan	--	840,000
Proceeds from notes payable	--	450,000
Payment of notes payable	--	(450,000)
Payments for real estate lease termination	(456,000)	(625,000)

Net cash (used in) provided by financing activities	(456,000)	215,000

Net (decrease) in cash and cash equivalents	(150,000)	(417,000)
Cash and cash equivalents, beginning of period	912,000	602,000

Cash and cash equivalents, end of period	$ 762,000	$ 185,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the year ended June 30, 2004, and the three months ended September 30, 2004 (Unaudited)

	Series C Convertible Preferred Stock	Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE AT JUNE 30, 2003	3,548,700	$ 36,000	17,628,716	$176,000	$ 142,688,000	$(142,635,000)	$ 265,000
Conversion of Series C convertible
preferred stock	(308,500)	(4,000)	514,173	5,000	(1,000)	--	--
Issuance of warrants for bridge loan	--	--	--	--	780,000	--	780,000
Termination of warrants for bridge
loan	--	--	--	--	(390,000)	--	(390,000)
Net income	--	--	--	--	--	1,185,000	1,185,000

BALANCE AT JUNE 30, 2004	3,240,200	$ 32,000	18,142,889	$181,000	$ 143,077,000	$(141,450,000)	$ 1,840,000
Conversion of Series C convertible
preferred stock	(10,000)	--	16,667	1,000	--	(1,000)	--
Net loss	--	--	--	--	--	(504,000)	(504,000)

BALANCE AT SEPTEMBER 30, 2004	3,230,200	$ 32,000	18,159,556	$182,000	$ 143,077,000	$(141,955,000)	$ 1,336,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2004 and 2003
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

Going Concern, Liquidity Uncertainties and Chapter 11 Proceedings

Since the Company’s inception, the Company has incurred significant losses and negative cash flow from operations. As of September 30, 2004, we had an accumulated deficit of approximately $142 million. Management’s concerns about capital led it to take additional steps to cut costs, dispose of operations and, on March 26, 2004, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), in re U.S. Wireless Data, Inc., Case Number 04-12075.

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
For the three months ended September 30, 2004 and 2003
(Unaudited)

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

On December 27, 2004, the Court confirmed our Amended Plan of Reorganization (the “Plan”). The Plan contemplates that the primary source of cash for distributions will be the proceeds from the aforementioned sale of our businesses and the cash contribution of Trinad Capital, L.P. (“Trinad”), the plan sponsor. Trinad will contribute $500,000 in cash to us in exchange for 93% of the new common stock to be issued under the Plan, with the remaining 7% of the new common stock being issued to the holders of record of our Series C Preferred Stock and our common stock as of February 7, 2005, with 3.5% going to each class. Of such $500,000 from Trinad, $400,000 will be added to the funds used to pay administrative costs, creditors and, possibly, a small portion of the liquidation preference. The remaining $100,000 will be retained by us to fund the expenses of remaining public. The Plan contemplates that all cash (other than the $100,000 to be retained by the reorganized debtor) will be placed in a liquidation trust (the “Liquidation Trust”) and, after the payment of administrative costs, will be used to pay our liabilities. If there is any remaining cash, it will be used to settle a small portion of the aggregate $32,302,000 liquidation preference to which the holders of our Series C Preferred Stock are entitled as of February 7, 2005.

The Plan also contemplates that the Liquidation Trust will pay for the prosecution of our pending litigation against AT&T Wireless. On February 20, 2004, we commenced arbitration proceedings against AT&T Wireless whereby we were seeking a $12 million judgment against AT&T Wireless relating to its decommissioning of the cellular digital packet data (CDPD) network. Any recoveries, net of the costs of prosecuting the arbitration and administering the trust, will be distributed by the Liquidation Trust as described above. On March 8, 2005 we submitted a Settlement and Release Agreement to the Court in order to settle this matter. Additional information is included in Note 10 – Subsequent Events.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2004 and 2003
(Unaudited)

There is no assurance that there will be sufficient assets to satisfy all of our liabilities, or to pay any portion of the Series C Preferred liquidation preference. Our disclosure statement projected that available cash would be adequate to pay 70-80% of the unsecured claims made. However, we do plan to challenge certain of the claims and, if successful, of which there is no assurance, we may be able to pay 100% of such claims and retain a small surplus for payment of a small portion of the Series C Liquidation preference. Only holders of record of our Series C Preferred Stock as of February 7, 2005 will be entitled to receive any payments towards the Series C liquidation preference, or to receive any pro rata share of the new common stock allocated to Series C Preferred Stock. Cash distributions shall be made as soon as practicable, as determined by the trustee of the Liquidation Trust. Distributions of the new stock shall be made as soon as practicable after we make certain filings with the Securities and Exchange Commission (“SEC”) which were not made, in light of the uncertainties associated with the bankruptcy, in order to conserve cash. We anticipate that the remaining filings due are this report and our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004. In light of the sale of our operating assets to TNS in May 2004, the information to be contained in such reports will be largely irrelevant to stockholders of the reorganized USWD.

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
For the three months ended September 30, 2004 and 2003
(Unaudited)

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

NOTE 2 – BASIS OF PRESENTATION

Basis of Consolidation and Auction Sales

Our consolidated financial statements include the accounts of our former wholly-owned subsidiary, UNS Corporation, formerly known as NXT Corporation (“NXT”). UNS Corporation was dormant during the period July 1, 2003 through its dissolution on December 11, 2003.

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
For the three months ended September 30, 2004 and 2003
(Unaudited)

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared by us, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the consolidated financial statements. Operating results for the three months ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report for the year ended June 30, 2004 on Form 10-KSB.

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

Except for the reclassification of our “Prepetition liabilities subject to compromise” as current liabilities at September 30, 2004, the accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties nor do they reflect any adjustments that will result from SOP 90-7.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business and in accordance with SOP 90-7.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2004 and 2003
(Unaudited)

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

At September 30, 2004, we had four fixed stock-based compensation plans. The exercise price of each option granted pursuant to these plans was equal to the market price of the Company’s common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company’s net loss and loss per share for the periods indicated would have been as follows:

	Three months ended September 30,
	2004	2003
Loss before discontinued operations	$ (350,000)	$ (48,000)
Loss on discontinued operations	(154,000)	(1,283,000)

Net loss, as reported	$ (504,000)	$ (1,331,000)
Deduct: Total stock-based
compensation expense determined
under fair value based method	(77,000)	(581,000

Pro forma net loss	$ (581,000)	$ (1,912,000)

Per share, as reported
Before discontinued operations	$ (0.02)	$ (0.01)
From discontinued operations	(0.01)	(0.07)

Net loss	$ (0.03)	$ (0.08)

Per share, pro forma
Before discontinued operations	$ (0.02)	$ (0.04)
From discontinued operations	(0.01)	(0.07)

Net loss	$ (0.03)	$ (0.11)

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2004 and 2003
(Unaudited)

In determining the fair value of each option, we used the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, expected volatility of 123%, an average expected option life of 3.5 years and an average risk-free interest rate of 2.31% for the year ended June 30, 2003. We did not grant options during the year ended June 30, 2004 or during the three months ended September 30, 2004.

As of the effective date of the Plan and as provided for under the provisions of the Plan, all outstanding warrants and options expired worthless.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after June 15, 2005. The adoption of SFAS No. 123R did not have a material effect on our results of operation or financial condition.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial statements.

NOTE 4 – AUCTION SALES

Revenues and income (loss) from the discontinued operations relating to the Auction Sales are as follows:

	Three months ended September 30,
	2004	2003
Revenues	$ --	$ 1,246,000
Loss from operations	(307,000)	(1,283,000)

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2004 and 2003
(Unaudited)

NOTE 5 – PREPETITION LIABILITIES SUBJECT TO COMPROMISE

At September 30, 2004, “Prepetition liabilities subject to compromise” are as follows:

Accounts payable	$ 746,000
Accrued liabilities	654,000
Obligation under capital lease	510,000
Obligation for rejected real property lease	212,000
Obligation for rejected executory agreements	544,000

Balance at September 30, 2004	$2,666,000

NOTE 6 – STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2004, 10,000 shares of Series C preferred stock were converted into 16,667 shares of common stock, in accordance with the Series C preferred stock documents.

As of the effective date of the Plan and as provided for under the provisions of the Plan, all outstanding warrants and options expired worthless.

NOTE 7 — NET LOSS PER SHARE

Loss per common share is computed in accordance with the provisions of SFAS No. 128, “Earnings per Share”. SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. During the three months ended September 30, 2004 and 2003, such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options, warrants and conversions could potentially dilute earnings per share in the future.

NOTE 8 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information:

$0 and $50,000 was paid in cash for interest for the three months ended September 30, 2004 and 2003, respectively.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2004 and 2003
(Unaudited)

Supplemental disclosure of non-cash financing and investing activities:

Three months ended September 30, 2004

1.	Conversion of 10,000 shares of Series C Convertible Preferred Stock into 16,667 shares of Common Stock.

Three months ended September 30, 2003

1.	Conversion of 1,000 shares of Series C Convertible Preferred Stock into 1,666 shares of Common Stock.
2.	Issuance of warrant in connection with the Bridge Loan, exercisable for 10,000,000 shares of Common Stock valued at $780,000. Amended and restated for 5,000,000 shares on March 26, 2004.
3.	Accretion of Bridge Loan discount of $22,000.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

On May 31, 2004, we vacated our former leased office space in New York and rejected the balance of the lease. We accrued an aggregate of $668,000 at March 31, 2004 as an estimated obligation on the rejected lease plus the associated New York City Commercial Rent Taxes, recognizing that this amount is subject to rejection and reduction for a variety of reasons. Such amount was reduced by the elimination of $206,000 of deferred rent expense. We had maintained a letter of credit in the amount of $456,000 as a security deposit for this lease and had restricted cash of the same amount on deposit in a money market fund as collateral for the letter of credit maintained by the issuing bank. In September 2004, the issuing bank claimed the collateral in settlement of the letter of credit, which was presented and drawn by the landlord. The actual amount of the remaining claim may be greater or less than the remaining estimated accrual.

We are now subletting much smaller, more economical space on a month to month basis, which will enable us to wind down the Chapter 11 Proceedings and terminate our rental obligations once all matters have been concluded.

Rent expense for the three months ended September 30, 2004 and 2003 was $7,000 and $181,000, respectively.

Future minimum lease payments on capital leases aggregated $510,000 and are included under “Prepetition liabilities” as of September 30, 2004.

We had employment agreements with our four executive officers. The agreements were for initial terms of one to three years, with automatic one-year extensions after the initial term. The employment agreements had committed the Company to annual salary compensation of $738,000. The agreements included provisions for severance payments upon nonrenewal or termination under certain conditions. The agreements were rejected in conjunction with, and are subject to, the Chapter 11 Proceedings. One agreement was assigned with the Auction Sales. We accrued a “Provision for rejected executory agreements” of $544,000 at June 30, 2004, which amount was included in the “Pre-petition liabilities subject to comprise” at September 30, 2004.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2004 and 2003
(Unaudited)

We had committed to reimburse a third party 50%, up to a maximum of $300,000, for certain agreed upon development costs. The obligation is subject to the Chapter 11 Proceedings.

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

See Note 1 - The Company.

NOTE 10 – SUBSEQUENT EVENTS

First Distribution for Allowed Claims

On January 19, 2005 we paid approximately $889,000 as an initial payment to creditors for prepetition liabilities representing approximately 50% of “Allowed Claims”.

Settlement and Release Agreement regarding the AT&T Action

On February 23, 2005, we entered into a Settlement and Release Agreement (the “Agreement”) with Cingular Wireless, LLC (successor in interest to AT&T Wireless Services, Inc.) in order to settle the previously disclosed arbitration relating to the “AT&T Action” between the parties.

The Agreement shall become effective when all of the following events have occurred: (a) the Agreement has been fully executed by the parties; (b) we have submitted the Agreement to the United States Bankruptcy Court for the Southern District of New York and that court has entered an order (“Order”) approving the Agreement; and (c) the period for appealing the Order has expired and no appeal has been filed or the Order has been affirmed on appeal.

The Agreement has been executed by both parties and was submitted to the bankruptcy court on March 8, 2005. The court has assigned March 31, 2005 as the date of the hearing at which the court will review the Agreement.

Cingular has agreed to pay us the sum of $900,000 within 15 days of the Agreement becoming effective. In addition, within 15 days of the Agreement becoming effective, the parties have agreed to execute and file a stipulation for dismissal of the arbitration with prejudice, and without award of costs or attorneys’ fees to either party. In addition, we must seek approval of the Agreement and authorization to execute it from the Bankruptcy Court and shall be responsible for all costs and attorneys’ fees incurred in seeking and obtaining that approval.

The parties shall bear their own costs and attorneys’ fees in connection with the arbitration and the negotiation, drafting and execution of the agreement. The parties each shall pay one-half of the hearing fees assessed or to be assessed by the American Arbitration Association in connection with the arbitration. The parties also agreed to mutually release one another from any and all claims through the date of the Agreement.

ITEM 2. MANAGEMENT’S PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission (“SEC”) (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 or Section 21E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) our ability to consummate our plan of reorganization with respect to the Chapter 11 case; (ii) our inability to obtain sufficient cash to fund ongoing obligations and continue as a going concern; (iii) our ability to carry out our operating and restructuring strategy; and (iv) other factors including those discussed below. We undertake no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of unanticipated events.

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

On November 4, 2004, we filed an Amended Plan of Reorganization (the “Plan”) which contemplates that all cash after the payment of administrative costs and claims will be used to pay our liabilities and any remaining cash will be used to settle a portion of the aggregate $32,302,000 liquidation preference to which the holders of our Series C Preferred Stock are entitled.

In mid-December, we became aware of a tender offer of $0.12 per share for up to 2 million shares of our Series C Preferred Stock that had been launched on December 2, 2004 by Regen Acquisition I, LLC (“Offeror”). The offer expired on December 30, 2004. Although we do not know how many shares were tendered in the offering, according to a Form 3 and 4 filed on January 5, 2005 by Riverside Contracting LLC (with an address at Offeror), such entity owns 1,204,583 shares of Series C Preferred Stock. We expressed concerns to Offeror that the offer may not have been widely enough published for all holders to have been advised of it and also, that as a result of their late notice to us, our Board had not been able to weigh in with its opinion.

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

As a result of the foregoing, very little of what is included in this Report on Form 10-QSB is relevant to investors in the ongoing business. However, this report is being filed to comply with the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Discontinued Operations

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

Management’s Plan of Operation

As described above, on May 11, 2004, the Court conducted an auction of our assets and on May 21, 2004, the sale of all of our assets and operations to TNS closed. TNS paid $6,000,000 for the wireless payment processing business and $3,700,000 for the wireless vending business. On November 4, 2004, we filed the Plan, which contemplates that all cash after the payment of administrative costs will be used to pay our liabilities and any remaining cash will be used to settle a portion of the aggregate $32,302,000 liquidation preference to which the holders of our Series C Preferred Stock are entitled.

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

The Plan also contemplates that the Liquidation Trust will pay for the prosecution of our pending litigation against AT&T Wireless. On February 20, 2004, we commenced arbitration proceedings against AT&T Wireless whereby we were seeking a $12 million judgment against AT&T Wireless relating to its decommissioning of the cellular digital packet data (CDPD) network. Any recoveries, net of the costs of prosecuting the arbitration and administering the trust, will be distributed by the Liquidation Trust as described above. On March 8, 2005 we submitted a Settlement and Release Agreement to the Court in order to settle this matter. Additional information is included in Part II, Item 5 later in this report.

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

Estimates and assumptions

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

Financial Reporting by Entities in Reorganization under the Bankruptcy Code

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

Except for the reclassification of our “Prepetition liabilities subject to compromise” as current liabilities at September 30, 2004, the accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties nor do they reflect any adjustments that will result from SOP 90-7.

Going Concern

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

We adopted Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which is being applied on a prospective basis. The consensus addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration must be allocated among the separate units of accounting based on their relative fair values. The consensus also supersedes certain guidance set forth in SEC Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 was amended in December 2003 by Staff Accounting Bulletin Number 104 (SAB 104). The adoption of this pronouncement did not have a material impact on our financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after June 15, 2005. The adoption of SFAS No. 123R did not have a material effect on our results of operation or financial condition.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial statements.

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

On November 4, 2004, we filed an Amended Plan of Reorganization (the “Plan”) which contemplates that all cash after the payment of administrative costs and claims will be used to pay our liabilities and any remaining cash will be used to settle a portion of the aggregate $32,302,000 liquidation preference to which the holders of our Series C Preferred Stock are entitled. On December 27, 2004, the Court confirmed the Plan.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

First Distribution for Allowed Claims

On January 19, 2005 we paid approximately $889,000 as an initial payment to creditors for prepetition liabilities representing approximately 50% of “Allowed Claims”.

Settlement and Release Agreement regarding the AT&T Action

On February 23, 2005, we entered into a Settlement and Release Agreement (the “Agreement”) with Cingular Wireless, LLC (successor in interest to AT&T Wireless Services, Inc.) in order to settle the previously disclosed arbitration relating to the “AT&T Action” between the parties.

The Agreement shall become effective when all of the following events have occurred: (a) the Agreement has been fully executed by the parties; (b) we have submitted the Agreement to the United States Bankruptcy Court for the Southern District of New York and that court has entered an order (“Order”) approving the Agreement; and (c) the period for appealing the Order has expired and no appeal has been filed or the Order has been affirmed on appeal.

The Agreement has been executed by both parties and was submitted to the bankruptcy court on March 8, 2005. The court has assigned March 31, 2005 as the date of the hearing at which the court will review the Agreement.

Cingular has agreed to pay us the sum of $900,000 within 15 days of the Agreement becoming effective. In addition, within 15 days of the Agreement becoming effective, the parties have agreed to execute and file a stipulation for dismissal of the arbitration with prejudice, and without award of costs or attorneys’ fees to either party. In addition, we must seek approval of the Agreement and authorization to execute it from the Bankruptcy Court and shall be responsible for all costs and attorneys’ fees incurred in seeking and obtaining that approval.

The parties shall bear their own costs and attorneys’ fees in connection with the arbitration and the negotiation, drafting and execution of the agreement. The parties each shall pay one-half of the hearing fees assessed or to be assessed by the American Arbitration Association in connection with the arbitration. The parties also agreed to mutually release one another from any and all claims through the date of the Agreement.

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

U.S. WIRELESS DATA, INC.

Dated: March 14, 2005
By: /s/ Dean M. Leavitt Dean M. Leavitt Chairman of the Board (Former Chief Executive Officer and acting Principal Executive Officer)
Dated: March 14, 2005
By: /s/ Charles I. Leone Charles I. Leone Executive Vice President and Chief Administrative Officer (Acting Chief Financial Officer and Principal Financial Officer)