Form 10QSB
period 2004-12-31
U S WIRELESS DATA INC
filed 2005-03-18
CIK 895716

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report under Section 13 or Section15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2004

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-22848

U.S. Wireless Data, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State of incorporation)

84-1178691
(IRS Employer Identification No.)

420 Lexington Avenue, Suite 2450
New York, NY 10170
(Address of principal executive offices, including zip code)

(646) 452-6128
(Registrant’s Telephone Number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes  [   ]   No  [X]

As of March 17, 2005, there were outstanding 18,159,556 shares of the Registrant’s Common Stock ($0.01 par value per share).

Transitional Small Business Disclosure Format. Yes [   ]      No  [X]

U.S. WIRELESS DATA, INC.
TABLE OF CONTENTS

	Page
PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Balance Sheet as of
December 31, 2004	3
Consolidated Statements of Operations for the three and six months
ended December 31, 2004 and 2003	4
Consolidated Statements of Cash Flows for the six months ended
December 31, 2004 and 2003	5
Consolidated Statements of Stockholders’ Equity for
the year ended June 30, 2004 and the six months
ended December 31, 2004	6

Notes to Consolidated Financial Statements	7-	16
ITEM 2. Management’s Plan of Operation	17-	23
ITEM 3. Controls and Procedures	23
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings	24
ITEM 2. Changes in Securities and Small Business
Issuer Purchases of Equity Securities	24
ITEM 3. Defaults Upon Senior Securities	24
ITEM 4. Submission of Matters to a Vote of Security Holders	24
ITEM 5. Other Information	25
ITEM 6. Exhibits	25
SIGNATURES	26

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
CONSOLIDATED BALANCE SHEET
(Unaudited)

December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$ 460,000
Cash and cash equivalents in escrow	3,610,000
Accounts receivable	1,000
Due from winning auction sale bidder	64,000
Prepaids and other current assets	83,000

Total assets	$ 4,218,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 12,000
Accrued liabilities	856,000

Total liabilities not subject to compromise	868,000
Prepetition liabilities subject to compromise	2,533,000

Total liabilities	3,401,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 25,000,000 shares authorized:
Series C convertible, at $.01 par value, liquidation value
$10.00 per share, aggregating $32,302,000; 8,450,000
shares authorized, 3,230,200 issued and outstanding	32,000
Common stock, 200,000,000 shares authorized at $.01 par value;
18,159,556 shares issued and outstanding	182,000
Additional paid-in capital	143,077,000
Accumulated deficit	(142,474,000)

Total stockholders’ equity	817,000

Total liabilities and stockholders’ equity	$ 4,218,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2004	2003	2004	2003
Continuing operations
General and administrative expenses	$ (420,000)	$ --	$ (727,000)	$ --
Interest income	9,000	1,000	24,000	2,000
Interest expense	5,000	(208,000)	5,000	(284,000)
Other income (expense)	(8,000)	31,000	(9,000)	58,000

Loss before reorganization items	(414,000)	(176,000)	(707,000)	(224,000)
Reorganization items
Professional fees and U.S. Trustee fees	(12,000)	--	(69,000)	--

Loss before discontinued operations	(426,000)	(176,000)	(776,000)	(224,000)

Discontinued operations
Loss from discontinued operations	(93,000)	(1,339,000)	(247,000)	(2,622,000)

Loss on discontinued operations	(93,000)	(1,339,000)	(247,000)	(2,622,000)

Net loss	$ (519,000)	$(1,515,000)	$(1,023,000)	$(2,846,000)

Basic and diluted net loss per share:
Loss before discontinued operations	$ (0.02)	$ (0.01)	$ (0.04)	$ (0.01)
Loss on discontinued operations	(0.01)	(0.08)	(0.02)	(0.15)

Net loss per share	$ (0.03)	$ (0.09)	$ (0.06)	$ (0.16)

Weighted average common shares outstanding,
basic and diluted	18,160,000	17,709,000	18,157,000	17,669,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,023,000)	$(2,846,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization from discontinued operations	--	306,000
Accretion of bridge loan discount	--	152,000
Amortization of deferred financing costs	--	17,000
Provision for doubtful accounts	52,000	12,000
Deferred rent	--	7,000
Write-down of inventory	--	79,000
Changes in operating assets and liabilities:
Accounts receivable	(39,000)	(14,000)
Due from factor	63,000	65,000
Due from winning auction sale bidder	107,000	--
Inventory	--	(62,000)
Deferred cost of revenue	--	(74,000)
Prepaids and other current assets	287,000	27,000
Accounts payable	(26,000)	104,000
Accrued liabilities	297,000	(22,000)
Accrued restructuring expense	--	65,000
Customer advances	--	(236,000)
Deferred revenue	--	128,000
Other liabilities	--	(138,000)
Prepetition liabilities	52,000	--

Net cash (used in) operating activities	(230,000)	(2,430,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	--	(160,000)
Decrease in restricted cash	456,000	625,000
Transfer to Chapter 11 escrow accounts	(222,000)	--

Net cash provided by investing activities	234,000	465,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loan	--	2,540,000
Accrued interest on bridge loan	--	38,000
Financing costs of bridge loan	--	(90,000)
Proceeds from notes payable	--	450,000
Payment of notes payable	--	(450,000)
Payments for real estate lease termination	(456,000)	(625,000)
Payments of obligations under capital lease	--	(44,000)

Net cash (used in) provided by financing activities	(456,000)	1,819,000

Net (decrease) in cash and cash equivalents	(452,000)	(146,000)
Cash and cash equivalents, beginning of period	912,000	602,000

Cash and cash equivalents, end of period	$ 460,000	$ 456,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the year ended June 30, 2004, and the six months ended December 31, 2004 (Unaudited)

	Series C Convertible Preferred Stock	Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE AT JUNE 30, 2003	3,548,700	$ 36,000	17,628,716	$176,000	$ 142,688,000	$(142,635,000)	$ 265,000
Conversion of Series C convertible
preferred stock	(308,500)	(4,000)	514,173	5,000	(1,000)	--	--
Issuance of warrants for bridge loan	--	--	--	--	780,000	--	780,000
Termination of warrants for bridge
loan	--	--	--	--	(390,000)	--	(390,000)
Net income	--	--	--	--	--	1,185,000	1,185,000

BALANCE AT JUNE 30, 2004	3,240,200	$ 32,000	18,142,889	$181,000	$ 143,077,000	$(141,450,000)	$ 1,840,000
Conversion of Series C convertible
preferred stock	(10,000)	--	16,667	1,000	--	(1,000)	--
Net loss	--	--	--	--	--	(1,023,000)	(1,023,000)

BALANCE AT DECEMBER 31, 2004	3,230,200	$ 32,000	18,159,556	$182,000	$ 143,077,000	$(142,474,000)	$ 817,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended December 31, 2004 and 2003
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

Going Concern, Liquidity Uncertainties and Chapter 11 Proceedings

Since the Company’s inception, the Company has incurred significant losses and negative cash flow from operations. As of December 31, 2004, we had an accumulated deficit of approximately $142 million. Management’s concerns about capital led it to take additional steps to cut costs, dispose of operations and, on March 26, 2004, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), in re U.S. Wireless Data, Inc., Case Number 04-12075.

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
For the six months ended December 31, 2004 and 2003
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

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended December 31, 2004 and 2003
(Unaudited)

There is no assurance that there will be sufficient assets to satisfy all of our liabilities, or to pay any portion of the Series C Preferred liquidation preference. Our disclosure statement projected that available cash would be adequate to pay 70-80% of the unsecured claims made. However, we do plan to challenge certain of the claims and, if successful, of which there is no assurance, we may be able to pay 100% of such claims and retain a small surplus for payment of a small portion of the Series C Liquidation preference. Only holders of record of our Series C Preferred Stock as of February 7, 2005 will be entitled to receive any payments towards the Series C liquidation preference, or to receive any pro rata share of the new common stock allocated to Series C Preferred Stock. Cash distributions shall be made as soon as practicable, as determined by the trustee of the Liquidation Trust. Distributions of the new stock shall be made as soon as practicable after we make certain filings with the Securities and Exchange Commission (“SEC”) which were not made, in light of the uncertainties associated with the bankruptcy, in order to conserve cash. We anticipate that the remaining filing due is this report on Form 10-QSB. In light of the sale of our operating assets to TNS in May 2004, the information to be contained in such reports will be largely irrelevant to stockholders of the reorganized USWD.

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
For the six months ended December 31, 2004 and 2003
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
For the six months ended December 31, 2004 and 2003
(Unaudited)

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared by us, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the consolidated financial statements. Operating results for the three and six months ended December 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report for the year ended June 30, 2004 on Form 10-KSB.

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

Except for the reclassification of our “Prepetition liabilities subject to compromise” as current liabilities at December 31, 2004, the accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties nor do they reflect any adjustments that will result from SOP 90-7.

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
For the six months ended December 31, 2004 and 2003
(Unaudited)

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

Prior to the effective date of the Plan, we had four fixed stock-based compensation plans. The exercise price of each option granted pursuant to these plans was equal to the market price of the Company’s common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company’s net loss and loss per share for the periods indicated would have been as follows:

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Loss before discontinued operations	$ (426,000)	$ (176,000)	$ (776,000)	$ (224,000)
Loss on discontinued operations	(93,000)	(1,339,000)	(247,000)	(2,622,000)

Net loss, as reported	$ (519,000)	(1,515,000)	$ (1,023,000)	(2,846,000)
Deduct: Total stock-based
compensation expense determined
under fair value based method	(62,000)	(198,000)	(139,000)	(753,000)

Pro forma net loss	(581,000)	(1,713,000)	$ (1,162,000)	(3,599,000)

Per share, as reported
Before discontinued operations	$ (0.02)	$ (0.02)	$ (0.04)	$ (0.01)
From discontinued operations	(0.01)	(0.08)	(0.02)	(0.15)

Net loss	$ (0.03)	$ (0.09)	$ (0.06)	$ (0.16)

Per share, pro forma
Before discontinued operations	$ (0.02)	$ (0.02)	$ (0.04)	$ (0.05)
From discontinued operations	(0.01)	(0.08)	(0.02)	(0.15)

Net loss	$ (0.03)	$ (0.10)	$ (0.06)	$ (0.20)

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended December 31, 2004 and 2003
(Unaudited)

In determining the fair value of each option, we used the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, expected volatility of 123%, an average expected option life of 3.5 years and an average risk-free interest rate of 2.31% for the year ended June 30, 2003. We did not grant options during the year ended June 30, 2004 or during the three and six months ended December 31, 2004.

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

NOTE 4 – AUCTION SALES

Revenues and loss from the discontinued operations relating to the Auction Sales are as follows:

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Revenues	$ --	$ 1,313,000	$ --	$ 2,559,000
Loss from operations	(93,000)	(1,339,000)	(1,023,000)	(2,622,000)

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended December 31, 2004 and 2003
(Unaudited)

NOTE 5 – PREPETITION LIABILITIES SUBJECT TO COMPROMISE

At December 31, 2004, “Prepetition liabilities subject to compromise” are as follows:

Accounts payable	$ 743,000
Accrued liabilities	524,000
Obligation under capital lease	510,000
Obligation for rejected real property lease	212,000
Obligation for rejected executory agreements	544,000

Balance at December 31, 2004	$2,533,000

NOTE 6 – STOCKHOLDERS’ EQUITY

During the six months ended December 31, 2004, 10,000 shares of Series C preferred stock were converted into 16,667 shares of common stock, in accordance with the Series C preferred stock documents.

As of the effective date of the Plan and as provided for under the provisions of the Plan, all outstanding warrants and options expired worthless.

NOTE 7 — NET LOSS PER SHARE

Loss per common share is computed in accordance with the provisions of SFAS No. 128, “Earnings per Share”. SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. During the three and six months ended December 31, 2004 and 2003, such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options, warrants and conversions could potentially dilute earnings per share in the future.

NOTE 8 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information:

$0 and $85,000 was paid in cash for interest for the six months ended December 31, 2004 and 2003, respectively.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended December 31, 2004 and 2003
(Unaudited)

Supplemental disclosure of non-cash financing and investing activities:

Six months ended December 31, 2004

1.	Conversion of 10,000 shares of Series C Convertible Preferred Stock into 16,667 shares of Common Stock.

Six months ended December 31, 2003

1.	Conversion of 168,500 shares of Series C Convertible Preferred Stock into 280,836 shares of Common Stock.
2.	Issuance of warrant in connection with the Bridge Loan, exercisable for 10,000,000 shares of Common Stock valued at $780,000. Amended and restated for 5,000,000 shares on March 26, 2004.
3.	Accretion of Bridge Loan discount of $152,000.

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

Rent expense for the six months ended December 31, 2004 and 2003 was $14,000 and $361,000, respectively.

Future minimum lease payments on capital leases aggregated $510,000 and are included under “Prepetition liabilities” as of December 31, 2004.

We had employment agreements with our four executive officers. The agreements were for initial terms of one to three years, with automatic one-year extensions after the initial term. The employment agreements had committed the Company to annual salary compensation of $738,000. The agreements included provisions for severance payments upon nonrenewal or termination under certain conditions. The agreements were rejected in conjunction with, and are subject to, the Chapter 11 Proceedings. One agreement was assigned with the Auction Sales. We accrued a “Provision for rejected executory agreements” of $544,000 at June 30, 2004, which amount was included in the “Pre-petition liabilities subject to comprise” at December 31, 2004.

U.S. WIRELESS DATA, INC.
(Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended December 31, 2004 and 2003
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

Except for the reclassification of our “Prepetition liabilities subject to compromise” as current liabilities at December 31, 2004, the accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties nor do they reflect any adjustments that will result from SOP 90-7.

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

U.S. WIRELESS DATA, INC.

Dated: March 18, 2005
By: /s/ Dean M. Leavitt Dean M. Leavitt Chairman of the Board (Former Chief Executive Officer and acting Principal Executive Officer)
Dated: March 18, 2005
By: /s/ Charles I. Leone Charles I. Leone Executive Vice President and Chief Administrative Officer (Acting Chief Financial Officer and Principal Financial Officer)