Form 10QSB
period 2005-03-31
U S WIRELESS DATA INC
filed 2005-05-16
CIK 895716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

                           [X]    Quarterly Report under Section 13 or Section 15(d) of the Securities Exchange Act
                                     of 1934 for the quarterly period ended March 31, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [   ]     No [X]

As of May 16, 2005, there were outstanding 4,000,000 shares of the Registrant’s Common Stock ($0.01 par value per share).

Transitional Small Business Disclosure Format. Yes [  ]     No [X]

U.S. WIRELESS DATA, INC.
TABLE OF CONTENTS

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED BALANCE SHEET

March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents in escrow	51,000

Total assets	$51,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$11,000

Total liabilities	11,000

Commitments and contingencies
Stockholders' equity:
Preferred stock, 1,000,000 shares authorized as of
March 23, 2005; no shares issued or outstanding	0
Common stock, 19,000,000 shares authorized at $.01 par value as of March 23, 2005; 4,000,000 shares issued and
outstanding as of March 31, 2005	40,000

Total stockholders' equity	40,000

Total liabilities and stockholders’ equity	$51,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2005	2004	2005	2004
Continuing operations
General and administrative expenses	$ (254,000)	$ (89,000)	$ (981,000)	$ (89,000)
Interest income	0	0	0	3,000
Interest expense	(1,000)	(231,000)	4,000	(515,000)
Other income (expense)	49,000	50,000	40,000	108,000

Loss before reorganization items	(206,000)	(270,000)	(937,000)	(493,000)
Reorganization items
Gain on sale of shell	400,000	0	400,000	0
Professional fees and U.S. Trustee fees	(22,000)	(370,000)	(91,000)	(370,000)
Rejection of real property lease	0	(462,000)	0	(462,000)
Interest income	9,000	0	33,000	0

Income (loss) before
discontinued operations	181,000	(1,102,000)	(595,000)	(1,325,000)

Discontinued operations
Loss from discontinued operations	(58,000)	(977,000)	(305,000)	(3,599,000)
Gain on sale of discontinued operations	5,000	0	5,000	0

Loss on discontinued operations	(53,000)	(977,000)	(300,000)	(3,599,000)

Net income (loss)	$ 128,000	$(2,079,000)	$ (895,000)	$(4,924,000)

Basic and diluted net income (loss) per share (a):
Income (loss) before discontinued operations	$ 0.00		$ 0.00
Loss on discontinued operations	0.00		0.00

Net income (loss) per share	$ 0.00		$ 0.00

Weighted average common shares outstanding,
basic and diluted 4,000,000 - 31, 2005)	4,000,000		4,000,000

(a) See Note 4

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (895,000)	$(4,924,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization from discontinued operations	0	437,000
Accretion of bridge loan discount	0	282,000
Provision for rejected real property lease	0	462,000
Amortization of deferred financing costs	0	32,000
Provision for doubtful accounts	53,000	18,000
Deferred rent	0	11,000
Write-down of inventory	0	79,000
Changes in operating assets and liabilities:
Accounts receivable	(39,000)	(122,000)
Due from factor	63,000	57,000
Due from Plan Sponsor	(400,000)	0
Due from winning auction sale bidder	107,000	0
Inventory	0	53,000
Deferred cost of revenue	0	(73,000)
Prepaids and other current assets	357,000	74,000
Accounts payable	174,000	608,000
Accrued liabilities	(486,000)	11,000
Accrued restructuring expense	0	65,000
Customer advances	0	(273,000)
Deferred revenue	0	116,000
Other liabilities	0	(144,000)
Prepetition liabilities	(909,000)	0

Net cash (used in) operating activities	(1,975,000)	(3,231,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	0	(201,000)
Decrease in restricted cash	456,000	625,000
Transfer to Chapter 11 escrow accounts	(668,000)	0
Transfer from Chapter 11 escrow accounts	1,831,000	0
Transfer to Liquidation Trust	(100,000)	0
Transfer to Plan Sponsor escrow account	(100,000)	0
Transfer from Plan Sponsor escrow account	49,000	0

Net cash provided by investing activities	1,468,000	424,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from DIP loan	0	925,000
Proceeds from bridge loan	0	2,750,000
Accrued interest on bridge loan	0	91,000
Financing costs of bridge loan	0	(90,000)
Proceeds from notes payable	0	700,000
Payment of notes payable	0	(700,000)
Proceeds from Plan Sponsor	100,000	0
Costs related to acquisition of shell	(49,000)	0
Payments for real estate lease termination	(456,000)	(625,000)
Payments of obligations under capital lease	0	(111,000)

Net cash (used in) provided by financing activities	(405,000)	2,940,000

Net (decrease) increase in cash and cash equivalents	(912,000)	133,000
Cash and cash equivalents, beginning of period	912,000	602,000

Cash and cash equivalents, end of period	$ 0	$ 735,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the year ended June 30, 2004 and the nine months ended March 31, 2005 (Unaudited)

	Series C Convertible Preferred Stock	Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Equity	Deficit	Equity
BALANCE AT JUNE 30, 2003	3,548,700	$ 36,000	17,628,716	$ 176,000	$ 142,688,000	$(142,635,000)	$ 265,000
Conversion of Series C convertible
preferred stock	(308,500)	(4,000)	514,173	5,000	(1,000)	0	0
Issuance of warrants for bridge loan	0	0	0	0	780,000	0	780,000
Termination of warrants for bridge loan	0	0	0	0	(390,000)	0	(390,000)
Net income	0	0	0	0	0	1,185,000	1,185,000

BALANCE AT JUNE 30, 2004	3,240,200	$ 32,000	18,142,889	$ 181,000	$ 143,077,000	$(141,450,000)	$ 1,840,000
Conversion of Series C convertible
preferred stock	(10,000)	0	16,667	1,000	0	(1,000)	0
Cancelation and transfer to
Liquidation Trust for Reorganization	(3,230,200)	$(32,000)	(18,159,556)	(182,000)	(143,077,000)	142,346,000	(945,000)
Capital contribution	0	0	4,000,000	40,000	60,000	0	100,000
Acquisition costs	0	0	0	0	(60,000)	0	(60,000)
Net loss	0	0	0	0	0	(895,000)	(895,000)

BALANCE AT MARCH 31, 2005	0	$ 0	4,000,000	$ 40,000	$ 0	$ 0	$ 40,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2005 and 2004
(Unaudited)

NOTE 1 — THE COMPANY

U.S. Wireless Data, Inc. (“USWD”, the “Company”, “we”, “us”, “our” or similar terms) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. We were operating under the Chapter 11 Proceedings (as defined below) and as of May 21, 2004, we sold all of our operations in the Auction Sales (as defined below). Subsequent to the Auction Sales, we had no assets or operations other than those related to the Chapter 11 Proceedings. Prior to that time, we were principally engaged in providing wireless transaction delivery and gateway services to the payment processing industry. On December 27, 2004, the bankruptcy court confirmed our Amended Plan of Reorganization (the “Plan”) and as of the close of business on March 18, 2005, our assets, liabilities and contingencies were transferred to a “Liquidation Trust” (as provided for under the terms of the Plan) and the Company effectuated the completion of the Reorganization (as defined below), thereby emerging from the Chapter 11 Proceedings.

Reorganization

On March 18, 2005 we filed the last of our remaining late filings with the Securities and Exchange Commission (“SEC”), and in accordance with the Plan, as of such date, Trinad Capital, L.P. (“Trinad”), our Plan sponsor, became the holder of 93% of our newly issued common stock as further discussed in the next paragraph below (the “Reorganization”).

In accordance with the Plan, Trinad contributed $500,000 in cash to us in exchange for 93% of the new common stock to be issued under the Plan, with the remaining 7% of the new common stock being issued to the holders of record of our Series C preferred stock and our common stock as of February 7, 2005, with 3.5% going to each class. Simultaneously, all of our originally outstanding Series C preferred stock and common stock were cancelled. Of such $500,000 from Trinad, $100,000 was retained by us to fund the expenses of remaining public and $400,000 was funded to the USWD Liquidation Trust to pay administrative costs, creditors and, possibly, a small portion of the liquidation preference. If there is any remaining cash in the Liquidation Trust, it will be used to settle a small portion of the aggregate $32,302,000 liquidation preference to which the holders of our Series C preferred stock are entitled as of February 7, 2005.

Trinad, a hedge fund dedicated to investing in micro-cap companies, is seeking to raise additional capital with a view to making us an attractive vehicle with which to acquire a business. It will then seek a suitable acquisition candidate. No such business has been identified and we are therefore subject to a number of risks, including: any acquisition consummated by us may turn out to be unsuccessful; investors in us will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether dilutive financing will be required therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stage of development causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2005 and 2004
(Unaudited)

Trinad has agreed that it will not dispose of any of its common stock until an acquisition transaction has been consummated and a Current Report on Form 8-K setting forth the terms of the acquisition and audited financial statements of the acquisition target have been filed with the SEC.

Additionally, on March 18, 2005 Robert Ellin became a director and our Chief Executive Officer, Jay Wolf became a director and our Chief Operating Officer and Chief Financial Officer and Barry Regenstein became a director. Robert Ellin and Jay Wolf are the Managing Member and Managing Director of Trinad, respectively, while Barry Regenstein is an outside consultant to Trinad.

Chapter 11 Proceedings

Since the Company’s inception, the Company has incurred significant losses and negative cash flow from operations. As of March 18, 2005, we had an accumulated deficit of approximately $142 million. Management’s concerns about capital led it to take additional steps to cut costs, dispose of operations and, on March 26, 2004, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), in re U.S. Wireless Data, Inc., Case Number 04-12075.

We were operating as a debtor-in-possession (“DIP”) under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court (the “Chapter 11 Proceedings”) until the Reorganization.

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

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2005 and 2004
(Unaudited)

On January 19, 2005 we paid approximately $889,000 as an initial payment to creditors for prepetition liabilities representing approximately 50% of “Allowed Claims”.

The following assets and liabilities from our Balance Sheet as of March 18, 2005 immediately before the Reorganization, along with all contingent assets and liabilities, were transferred to the Liquidation Trust:

ASSETS
Current assets:
Cash and cash equivalents	$ 100,000
Cash and cash equivalents in escrow	2,225,000
Due from Plan Sponsor	400,000
Due from winning auction sale bidder	64,000
Prepaids and other current assets	13,000

$2,802,000

LIABILITIES
Current liabilities:
Accounts payable	$ 212,000
Accrued liabilities	73,000

Total liabilities not subject to compromise	285,000
Prepetition liabilities subject to compromise	1,572,000

Total liabilities	1,857,000

“Prepetition liabilities subject to compromise” were as follows:
Accounts payable	$1,154,000
Accrued liabilities	206,000
Obligation for rejected real property lease	212,000

$1,572,000

The Liquidation Trust is entirely for the benefit of the holders of the Series C Preferred Stock as of the record date, after payment of administrative costs and allowed claims in accordance with the provisions of the Plan, and is not an asset of the Company.

Going Concern and Liquidity Uncertainties

We believe that the $100,000 contributed to us by Trinad should be sufficient to satisfy our monetary needs for the balance of the calendar year and that Trinad has the financial wherewithal and intent to fund our financial needs to the extent reasonably necessary. Since our emergence from bankruptcy through the Reorganization, we have no liabilities related to the Chapter 11 Proceedings, we do not currently have an operating business and we have extremely limited cash under new management.

NOTE 2 – BASIS OF PRESENTATION

As a result of (i) the sale of virtually all of our operating assets, and (ii) the Reorganization; the historical financial statements are irrelevant to any assessment of our operations on an ongoing basis. Accordingly, readers are advised not to rely on any historical financial information in considering an investment in or the disposition of our stock.

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

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared by us, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the consolidated financial statements. Operating results for the periods presented are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report for the year ended June 30, 2004 on Form 10-KSB.

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

All of the common stock that was outstanding prior to March 26, 2004 was cancelled and new shares of common stock were issued in accordance with the Plan. The reorganization value of the assets of the emerging entity immediately before the date of confirmation exceeded the total of all postpetition liabilities and allowed claims, therefore, the Company did not qualify for fresh start accounting under SOP 90-7 and continued its basis of accounting.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2005 and 2004
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

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Income (loss) before discontinued
operations	$ 181,000	$ (1,102,000)	$ (595,000)	$ (1,325,000)
Loss on discontinued operations	(53,000)	(977,000)	(300,000)	(3,599,000)

Net income (loss), as reported	$ 128,000	$ (2,079,000)	$ (895,000)	$ (4,924,000)

Deduct: Total stock-based
compensation expense determined
under fair value based method	--	(147,000)	(139,000)	(919,000)

Pro forma net income (loss)	$ 128,000	$ (2,226,000)	$(1,034,000)	$ (5,843,000)

Per share, as reported (a)
Before discontinued operations	$ --	$ (a)	$ --	$ (a)
From discontinued operations	--	(a)	--	(a)

Net income (loss)	$ --	$ (a)	$ --	$ (a)

Per share, pro forma (a)
Before discontinued operations	$ --	$ (a)	$ --	$ (a)
From discontinued operations	--	(a)	--	(a)

Net income (loss)	$ --	$ (a)	$ --	$ (a)

     (a) See Note 4.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2005 and 2004
(Unaudited)

In determining the fair value of each option, we used the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, expected volatility of 123%, an average expected option life of 3.5 years and an average risk-free interest rate of 2.31% for the year ended June 30, 2003. We did not grant options during the year ended June 30, 2004 or the nine months ended March 31, 2005.

As of the effective date of the Plan and as provided for under the provisions of the Plan, all outstanding warrants and options expired worthless.

NOTE 3 – AUCTION SALES

Revenues and loss from the discontinued operations relating to the Auction Sales are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Revenues	$ --	$ 1,433,000	$ --	$ 3,992,000
Loss from operations	(58,000)	(977,000)	(305,000)	(3,599,000)

NOTE 4 — NET INCOME (LOSS) PER SHARE

Loss per common share is computed in accordance with the provisions of SFAS No. 128, “Earnings per Share”. SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. During the periods presented in the Consolidated Statements of Operations, such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options, warrants and conversions could potentially dilute earnings per share in the future.

As of the close of business on March 18, 2005, our assets, liabilities and contingencies were transferred to the Liquidation Trust (as provided for under the terms of the Plan) and the Company effectuated the completion of the Reorganization. In addition, all issued and outstanding shares of the Company’s capital stock were cancelled and new shares were issued. The Company’s current operations is not representative nor comparable to that of the Company prior to March 18, 2005 and, accordingly, loss per share is not presented for periods prior to March 18, 2005.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2005 and 2004
(Unaudited)

NOTE 5 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information:

$0 and $96,000 was paid in cash for interest for the nine months ended March 31, 2005 and 2004, respectively.

Supplemental disclosure of non-cash financing and investing activities:

Nine months ended March 31, 2005

1.	Conversion of 10,000 shares of Series C Convertible Preferred Stock into 16,667 shares of Common Stock.
2.	As of the effective date of the Plan and as provided for under the provisions of the Plan, all outstanding warrants and options expired worthless.
3.	All originally outstanding Series C preferred stock and common stock were cancelled upon the effectuation of the Reorganization.
4.	All Chapter 11 related assets and liabilities were transferred to the Liquidation Trust.
5.	New common stock aggregating 4,000,000 shares were issued as follows:
o	3,720,000 shares of common stock to Trinad Capital, L.P.
o	140,000 shares of common stock prorata to the holders of Series C preferred shares held as of February 7, 2005.
o	140,000 shares of common stock prorata to the holders of common shares held as of February 7, 2005.

Nine months ended March 31, 2004

1.	Conversion of 308,500 shares of Series C Convertible Preferred Stock into 514,173 shares of Common Stock.
2.	Issuance of warrant in connection with the Bridge Loan, exercisable for 10,000,000 shares of Common Stock valued at $780,000. Amended and restated for 5,000,000 shares on March 26, 2004.
3.	Accretion of Bridge Loan discount of $282,000.
4.	Reversal of $390,000 of debt discount and adjustment of additional paid-in capital for the same amount for the amended and restated warrant.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

In accordance with the Plan, all commitments and contingencies prior to the Reorganization were transferred to the Liquidation Trust.

We have provided a former officer with an indemnity for such person’s assistance with the preparation of this report and other matters.

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to legal proceedings arising in the ordinary course of our business.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2005 and 2004
(Unaudited)

NOTE 7 – SETTLEMENT AND RELEASE AGREEMENT REGARDING THE AT&T ACTION

On February 23, 2005, we entered into a Settlement and Release Agreement (the “Agreement”) with Cingular Wireless, LLC (successor in interest to AT&T Wireless Services, Inc.) in order to settle the previously disclosed arbitration relating to the “AT&T Action” between the parties.

The Agreement was to become effective when all of the following events have occurred: (a) the Agreement has been fully executed by the parties; (b) we have submitted the Agreement to the United States Bankruptcy Court for the Southern District of New York and that court has entered an order (“Order”) approving the Agreement; and (c) the period for appealing the Order has expired and no appeal has been filed or the Order has been affirmed on appeal.

The Agreement was executed by both parties and was submitted to the bankruptcy court on March 8, 2005. The court approved the agreement at a hearing held on March 31, 2005.

In accordance with the Plan, all rights related to, and all obligations arising from, this matter and the Agreement were transferred to the Liquidation Trust at the close of business on March 18, 2005.

ITEM 2. MANAGEMENT’S PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission (“SEC”) (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 or Section 21E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) our inability to obtain sufficient cash to fund ongoing obligations and continue as a going concern; (iii) our ability to carry out our operating strategy; and (iv) other factors including those discussed below. We undertake no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of unanticipated events.

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

On December 27, 2004, the bankruptcy court confirmed our Amended Plan of Reorganization (the “Plan”) and as of the close of business on March 18, 2005, our assets, liabilities and contingencies were transferred to a “Liquidation Trust” (as provided for under the terms of the Plan) and the Company effectuated the completion of the Reorganization (as defined below), thereby emerging from the Chapter 11 Proceedings.

On March 18, 2005 we filed the last of our remaining late filings with the Securities and Exchange Commission (“SEC”), and in accordance with the Plan, as of such date, Trinad Capital, L.P. (“Trinad”), our Plan sponsor, became the holder of 93% of our newly issued common stock as further discussed in the next paragraph below (the “Reorganization”).

In accordance with the Plan, Trinad contributed $500,000 in cash to us in exchange for 93% of the new common stock to be issued under the Plan, with the remaining 7% of the new common stock being issued to the holders of record of our Series C preferred stock and our common stock as of February 7, 2005, with 3.5% going to each class. Simultaneously, all of our originally outstanding Series C preferred stock and common stock were cancelled. Of such $500,000 from Trinad, $100,000 was retained by us to fund the expenses of remaining public and $400,000 was funded to the USWD Liquidation Trust to pay administrative costs, creditors and, possibly, a small portion of the liquidation preference. If there is any remaining cash in the Liquidation Trust, it will be used to settle a small portion of the aggregate $32,302,000 liquidation preference to which the holders of our Series C preferred stock are entitled as of February 7, 2005.

As a result of (i) the sale of virtually all of our operating assets, and (ii) the Reorganization; the historical financial statements are irrelevant to any assessment of our operations on an ongoing basis. Accordingly, readers are advised not to rely on any historical financial information in considering an investment in or the disposition of our stock.

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

Management’s Plan of Operation

On March 18, 2005 we filed the last of our remaining late filings with the Securities and Exchange Commission (“SEC”), and in accordance with the Plan, as of such date, Trinad Capital, L.P. (“Trinad”), our Plan sponsor, became the holder of 93% of our newly issued common stock as further discussed in the next paragraph below (the “Reorganization”).

Trinad, a hedge fund dedicated to investing in micro-cap companies, is seeking to raise additional capital with a view to making us an attractive vehicle with which to acquire a business. It will then seek a suitable acquisition candidate. No such business has been identified and we are therefore subject to a number of risks, including: any acquisition consummated by us may turn out to be unsuccessful; investors in us will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether dilutive financing will be required therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stage of development causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

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

We believe that the $100,000 contributed to us by Trinad should be sufficient to satisfy our monetary needs for the balance of the calendar year and that Trinad has the financial wherewithal and intent to fund our financial needs to the extent reasonably necessary. Since our emergence from bankruptcy through the Reorganization, we have no liabilities related to the Chapter 11 Proceedings, we do not currently have an operating business and we have extremely limited cash under new management.

As described more fully above, subsequent to the Reorganization, our plan of operation is to merge or effect a business combination with a domestic or foreign private operating entity. We may seek to raise additional capital first to make ourselves more attractive to acquisition candidates. We believe that there are perceived benefits to being a “reporting company” with a class of publicly-traded securities which may be attractive to private entities. Other than activities relating to such financing attempting to locate such a candidate, we do not currently anticipate conducting any operations.

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

All of the common stock that was outstanding prior to March 26, 2004 was cancelled and new shares of common stock were issued in accordance with the Plan. The reorganization value of the assets of the emerging entity immediately before the date of confirmation exceeded the total of all postpetition liabilities and allowed claims, therefore, the Company did not qualify for fresh start accounting under SOP 90-7 and continued its basis of accounting.

Revenue Recognition from Discontinued Operations

The following discussion relates to our operations prior to the Reorganization at the close of business on March 18, 2005. We currently have no business operations and when we acquire or start a business, our revenue recognition policy will be determined at that time.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 26, 2004, we filed a petition for relief under Chapter 11 of the Bankruptcy Code with the Court. On May 21, 2004, the Court closed the sale of all of our assets and operations to TNS. We were operating as a debtor-in-possession (“DIP”) under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court (the “Chapter 11 Proceedings”). On December 27, 2004, the Court confirmed our Plan and as of the close of business on March 18, 2005, our assets, liabilities and contingencies were transferred to the Liquidation Trust (as provided for under the terms of the Plan) and the Company effectuated the completion of the Reorganization, thereby emerging from the Chapter 11 Proceedings.

On March 12, 2004, we were served with a complaint filed by U.S.A. Technologies, Inc. in the District Court for the District of Delaware, alleging infringement of one patent relating to certain aspects of our technology to enable vending machines to accept credit cards and seeking unspecified damages and injunctive relief. We believe this suit is without merit and intended to vigorously defend such action. The suit had been stayed by virtue of our bankruptcy filing and was subject to the Chapter 11 Proceedings. In conjunction with the Reorganization, the suit was transferred to the Liquidation Trust in accordance with the Plan.

We are not currently subject to any other material legal proceedings. However, we may from time to time become a party to legal proceedings arising in the ordinary course of our business.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

In conjunction with the Reorganization, all of the common stock and Series C preferred stock that was outstanding prior to March 26, 2004 was cancelled and new shares of common stock were issued in accordance with the Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Reconstituted Board of Directors and Officers

In conjunction with the Reorganization, on March 18, 2005 Robert Ellin became a director and our Chief Executive Officer, Jay Wolf became a director and our Chief Operating Officer and Chief Financial Officer and Barry Regenstein became a director. Robert Ellin and Jay Wolf are the Managing Member and Managing Director of Trinad, respectively, while Barry Regenstein is an outside consultant to Trinad.

Amended and Restated Certificate of Incorporation

On March 23, 2005, we filed an Amended and Restated Certificate of Incorporation with the State of Delaware, which is included below as an Exhibit to this filing.

Settlement and Release Agreement regarding the AT&T Action

On February 23, 2005, we entered into a Settlement and Release Agreement (the “Agreement”) with Cingular Wireless, LLC (successor in interest to AT&T Wireless Services, Inc.) in order to settle the previously disclosed arbitration relating to the “AT&T Action” between the parties.

The Agreement was to become effective when all of the following events have occurred: (a) the Agreement has been fully executed by the parties; (b) we have submitted the Agreement to the United States Bankruptcy Court for the Southern District of New York and that court has entered an order (“Order”) approving the Agreement; and (c) the period for appealing the Order has expired and no appeal has been filed or the Order has been affirmed on appeal.

The Agreement was executed by both parties and was submitted to the bankruptcy court on March 8, 2005. The court approved the agreement at a hearing held on March 31, 2005.

In accordance with the Plan, all rights related to, and all obligations arising from, this matter and the Agreement were transferred to the Liquidation Trust.

ITEM 6. EXHIBITS

Exhibit No. Description of Exhibit

3	Amended and Restated Certificate of Incorporation
31.1	Section 302 Certifications by the Chief Executive Officer
31.2	Section 302 Certifications by the Chief Financial Officer
32.1	Section 906 Certifications by the Chief Executive Officer
32.2	Section 906 Certifications by the Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. WIRELESS DATA, INC.
Dated: May 16, 2005	By: /s/ Robert Ellin
Robert Ellin
Chief Executive Officer
(Principal Executive Officer)
Dated: May 16, 2005	/s/ Jay Wolf
Jay Wolf
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)