Form 10KSB
period 2005-06-30
U S WIRELESS DATA INC
filed 2005-09-28
CIK 895716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[Mark One]

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

$01 Par Value Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [X]     No  [   ]

The issuer’s revenues for the fiscal year ended June 30, 2005 were $0. The aggregate market value of the issuer's voting common equity held as of September 26, 2005 by non-affiliates of the Issuer was approximately $2,800 based on the last trade price of $0.01 as of September 1, 2005.

As of September 26, 2005, the issuer had 3,999,730 shares of its $0.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):     Yes  [   ]     No  [X]

U.S. Wireless Data, Inc.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED JUNE 30, 2005

INDEX

Page

PART I
Item 1. DESCRIPTION OF BUSINESS	3
Item 2. DESCRIPTION OF PROPERTY	7
Item 3. LEGAL PROCEEDINGS	7
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	8
PART II
Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	8
Item 6. MANAGEMENT’S PLAN OF OPERATION	10
Item 7. FINANCIAL STATEMENTS	16
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE	43
Item 8A. CONTROLS AND PROCEDURES	44
Item 8B. OTHER INFORMATION	44
PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	44
Item 10. EXECUTIVE COMPENSATION	44
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	45
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	45
Item 13. EXHIBITS	45
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	46

PART I

ITEM 1. DESCRIPTION OF BUSINESS

U.S. Wireless Data, Inc. (“USWD”, the “Company”, “we”, “us”, “our” or similar terms) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. We are currently a “shell” company with no operations and controlled by Trinad Capital, L.P. (“Trinad”), our majority stockholder.

The Company may be referred to as the “Predecessor Company” for all periods through the Reorganization (as defined below) and as the “Successor Company” for all periods after the recognition of the Reorganization. The Reorganization was effectuated as of the close of business on March 18, 2005, however, there was virtually no activity between March 19, 2005 through March 31, 2005. Therefore, for accounting purposes, we used March 31, 2005 as the date the Reorganization was effectuated. Accordingly, the financial statements we have presented for the fiscal year ended June 30, 2005 are presented in 2 periods (the Predecessor Company for the nine month period July 1, 2004 through March 31, 2005, and the Successor Company for the three month period April 1, 2005 through June 30, 2005).

As a result of (i) the sale of virtually all of our operating assets in the Auction Sales (as defined below), and (ii) the Reorganization, very little of what is included in this Report on Form 10-KSB is relevant to any assessment of the Company on an ongoing basis. Accordingly, readers are advised not to rely on any historical information in considering an investment in or disposition of our stock.

Trinad and Management’s Plan of Operation

Trinad, a hedge fund dedicated to investing in micro-cap companies, is seeking to raise additional capital with a view to making us an attractive vehicle with which to acquire a business. It will then seek a suitable acquisition candidate. No such business has been identified and we are therefore subject to a number of risks, including: any acquisition consummated by us may turn out to be unsuccessful; our investors will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether financing that could have a dilutive effect on our present stockholders will be required in connection therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stage of development causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

Trinad has agreed that it will not dispose of any of our common stock held by it until an acquisition transaction has been consummated and a Current Report on Form 8-K setting forth the terms of the acquisition and audited financial statements of the acquisition target have been filed with the Securities and Exchange Commission (“SEC”).

Reorganization and the Liquidation Trust

On March 18, 2005, in accordance with the Plan (as defined below under the section titled Chapter 11 Proceedings), Trinad, our Plan sponsor, became the holder of 93% of our newly issued common stock as further discussed in the paragraphs below (the “Reorganization”).

Additionally, on March 18, 2005, Robert Ellin became a director and our Chief Executive Officer, Jay Wolf became a director and our Chief Operating Officer and Chief Financial Officer and Barry Regenstein became a director. Robert Ellin and Jay Wolf are the Managing Member and Managing Director of Trinad, respectively, and Barry Regenstein is an outside consultant to Trinad.

In accordance with the Plan, Trinad contributed $400,000 in cash to the Predecessor Company and as of the close of business on March 18, 2005 (immediately before the Reorganization), all of the assets and liabilities of the Predecessor Company, with the exception of the public entity shell company, along with all contingent assets and liabilities, were transferred to the USWD Liquidation Trust (the “Liquidation Trust”). In addition, Trinad contributed $100,000 in cash to the Successor Company in exchange for 93% of the new common stock issued under the Plan, with the remaining 7% of the new common stock issued to the holders of record of our Series C Preferred Stock and our Common Stock as of February 7, 2005, with 3.5% going to each class. Simultaneously, all of our originally outstanding Series C Preferred Stock and our Common Stock were cancelled. In accordance with the Plan, the cash in the Liquidation Trust will be used to pay administrative costs and creditors of the Chapter 11 Proceedings. If there is any remaining cash in the Liquidation Trust, it will be used to settle a small portion of the aggregate $32,302,000 liquidation preference to which the holders of our Series C Preferred Stock as of February 7, 2005 are entitled to.

Chapter 11 Proceedings

Prior to the Reorganization, we were principally engaged in providing wireless transaction delivery and gateway services to the payment processing industry. Since our inception, we had incurred significant losses and negative cash flow from operations. As of March 18, 2005, we had an accumulated deficit of approximately $142 million. Management’s concerns about capital led it to take additional steps to cut costs, dispose of operations and, on March 26, 2004 (the “Petition Date”), we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), in re U.S. Wireless Data, Inc., Case Number 04-12075.

We were operating as a debtor-in-possession (“DIP”) under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court (the “Chapter 11 Proceedings”) until the Reorganization.

In connection with the Chapter 11 Proceedings, we executed an agreement with NBS Synapse Corporation to sell our Synapse point-of-sale gateway business to NBS for $2.85 million in cash plus up to $2.15 million credit for free payment processing services to be rendered to us for our vending operations plus the assumption of certain liabilities. We simultaneously had reached an agreement with SANI Operating Co., LLC (“SANI”) to sell our vending operations, including the $2.15 million credit for payment processing services from NBS, for $1.6 million in cash plus the assumption of certain liabilities. We had also arranged DIP financing with SANI in order to fund our ongoing operations during the bankruptcy process and through the closing of the sales of the operations. We drew $925,000 on the DIP loan at March 31, 2004 and $675,000 on May 7, 2004. Interest accrued on the DIP loan at a rate of 6% per annum. The DIP loan was repaid, with interest, on May 11, 2004 from a deposit of the proceeds of the Auction Sales (as defined below).

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

The following assets and liabilities from our Balance Sheet as of the close of business on March 18, 2005 immediately before the Reorganization, along with all contingent assets and liabilities, were transferred to the Liquidation Trust (as provided for under the terms of the Plan) and the Company effectuated the completion of the Reorganization, thereby emerging from the Chapter 11 Proceedings:

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

$1,572,000

Loan, Going Concern and Liquidity Uncertainties

On September 23, 2005, we executed a loan agreement with Trinad whereby Trinad has agreed to loan us up to a principal amount of $100,000 (the “Loan”) at any time and from time to time prior to our consummation of a Next Financing (as defined below). Trinad shall make advances to us in such amounts as we shall request from time to time. The Loan bears interest at the prime rate plus 1 percent per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by us upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of our Common Stock to officers, directors or employees of, or consultants to, us in connection with their provision of services to us), to a third party or parties with proceeds to us of not less than $200,000 (a “Next Financing”).

As of June 30, 2005, we had cash of $28,000 remaining of the original $100,000 contributed to us by Trinad, as well as the ability to draw additional funds up to $100,000 from the Loan. We believe that we will have sufficient cash available to us to satisfy our monetary needs for the next fiscal year as a shell company. We also believe that Trinad has the financial ability and intent to fund our financial needs to the extent reasonably necessary. Since our emergence from bankruptcy from effectuating the Reorganization, we have had no liabilities related to the Chapter 11 Proceedings. We do not currently have an operating business and therefore have no ability to generate cash flow from operations in order to fund our ongoing financial needs past the next fiscal year.

Bridge Loan

Prior to the Petition Date, we partially financed our business through a factoring arrangement with Platinum Funding Corp. (“Platinum”). Our obligations to Platinum were secured by all of the Company’s assets. By the date of the Auction Sales, we had fully repaid this obligation and were released from the liens on our assets.

Also prior to the Petition Date, we financed our business through a $2.75 million bridge loan (the “Bridge Loan”) made by Brascan Financial Corporation (“Brascan”), a subsidiary of the Toronto, Canada-based Brascan Corporation. The Bridge Loan was secured by a lien upon and security interest in all of the Company’s assets. As part of the transaction, Platinum contractually subordinated its lien upon our assets (other than Accounts Receivable) to Brascan’s liens to the extent of $3,500,000. In connection with the Bridge Loan, Brascan received a warrant on September 16, 2003 exercisable for 10 million shares of our common stock at $.15 per share (the “Bridge Loan Warrant”). The Bridge Loan Warrant was subsequently amended and restated to 5 million shares as of the Petition Date. The Bridge Loan Warrant became exercisable on December 31, 2003 and was to expire in September 2008. As of the effective date of the Plan and as provided for under the provisions of the Plan, all outstanding warrants expired without value.

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

ITEM 2. DESCRIPTION OF PROPERTY

Until May 28, 2004, the Predecessor Company occupied office space located at 750 Lexington Avenue, 20th Floor, New York, NY 10022 and was party to a lease for such space with International Associates, L.P. As a result of the Reorganization, the Predecessor Company, and the Liquidation Trust had vacated such space and occupies a much smaller space at 420 Lexington Avenue, Suite 2450, New York, NY 10170 for approximately 216 sq. feet plus use of common area at a cost of $2,295.00 per month, on a month to month basis until all winding down operations conclude. The Liquidation Trust provides certain transition services to Successor Company from this office such as the sorting of applicable mail between the Liquidation Trust and Successor Company. In addition, Trinad, with an address at 153 East 53rd Street, 48th Floor, New York, NY 10022, also provides certain office space and other services to Successor Company without remuneration.

ITEM 3. LEGAL PROCEEDINGS

Predecessor Company was engaged in ongoing arbitration with AT&T Wireless. In 2000, Predecessor Company entered into an agreement with AT&T Wireless pursuant to which AT&T Wireless was to provide CDPD Wireless service to Predecessor Company. In reliance upon that agreement, Predecessor Company purchased substantially all the assets and assumed certain liabilities of Cellgate Technologies, LLC. Shortly after completion of the Cellgate acquisition, AT&T Wireless announced that it was going to launch a new GPRS network. AT&T Wireless also later announced that it was going to decommission its CDPD network. Predecessor Company was materially harmed by AT&T Wireless’s decision to launch a GPRS network and decommission its CDPD network, and by AT&T Wireless’s failure to advise Predecessor Company prior to the Cellgate acquisition that it was considering these decisions. Predecessor Company attempted, but was unable, to resolve its claims for damages with AT&T Wireless without litigation. Accordingly, on February 20, 2004, Predecessor Company commenced an arbitration against AT&T Wireless before the American Arbitration Association seeking an amount in excess of $12 million (the “AT&T Action”).

On February 23, 2005, Predecessor Company entered into a Settlement and Release Agreement with Cingular Wireless, LLC (successor in interest to AT&T Wireless Services, Inc.) in order to settle the AT&T Action between the parties. The Court approved the Settlement and Release Agreement at a hearing held on March 31, 2005. In accordance with the Plan, all rights related to, and all obligations arising from, this matter and the Settlement and Release Agreement were transferred to the Liquidation Trust at the effectuation of the Reorganization as of the close of business on March 18, 2005.

On March 26, 2004, Predecessor Company filed a petition for relief under Chapter 11 of the Bankruptcy Code with the Court. On December 27, 2004, the Court confirmed the Plan. As of the close of business on March 18, 2005, we effectuated the completion of the Reorganization, thereby emerging from the Chapter 11 Proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of the Reorganization, holders of record of Predecessor Company common and preferred stock as of February 7, 2005 received an aggregate of 7% of our common stock, with 3.5% going to each class. The remaining 93% was issued to Trinad.

Effective August 16, 2005, our common stock, par value $.01 per share, is currently on the Over-the-Counter Bulletin Board under the symbol, “USWI.OB” and trades sporadically, if at all. Previously, our common stock was on the Over-the-Counter Bulletin Board under the symbol, “USWE.OB” and then traded in the “pink sheets” under the symbol “USWE.PK”.

Any investor who purchases our common stock is not likely to find any liquid trading market for our common stock and there can be no assurance that any liquid trading market will develop.

The following table reflects the high and low closing quotations of our common stock for the two years ended June 30, 2005.

Fiscal 2005	High	Low
First quarter	$0.003	$0.0004
Second quarter	$0.002	$0.0005
Third quarter	$0.0025	$0.0008
Fourth quarter	$0.004	$0.0009
Fiscal 2004	High	Low
First quarter	$0.290	$0.100
Second quarter	$0.450	$0.110
Third quarter	$0.260	$0.008
Fourth quarter	$0.009	$0.003

There has never been a public trading market for Predecessor Company’s Series C Preferred Stock or any of its securities other than its common stock. All securities of Predecessor Company were terminated in accordance with the Plan.

Holders

As of September 26, 2005, there were 351 holders of record of the common stock. There were also an undetermined number of holders who hold their stock in nominee or “street” name.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Predecessor Company had stockholder approved equity compensation plans consisting of the 2002 Stock Option Plan, the 2000 Stock Option Plan and the 1992 Stock Option Plan.  Predecessor Company also had a number of options and warrants which were granted pursuant to equity compensation plans not approved by security holders. All equity compensation plans, options and warrants were terminated as a result of the Plan approved by the Court. Accordingly, no such securities were outstanding as of June 30, 2005.

ITEM 6. MANAGEMENT’S PLAN OF OPERATION

MANAGEMENT’S PLAN OF OPERATION

As described under “Item 1. Description of Business”, on March 26, 2004, Predecessor Company filed a petition for relief under Chapter 11 of the Bankruptcy Code with the Court. On December 27, 2004, the Court confirmed the Plan. As of the close of business on March 18, 2005, we effectuated the completion of the Reorganization, thereby emerging from the Chapter 11 Proceedings. There was virtually no activity between March 19, 2005 through March 31, 2005. Therefore, for accounting purposes, we used March 31, 2005 as the date the Reorganization was effectuated. We are currently a “shell” company with no operations and controlled by Trinad, our majority stockholder.

Trinad has advised us that it will seek to raise additional capital (which will dilute the ownership interests of all stockholders) with a view to making us an attractive vehicle with which to acquire a business. Trinad, a hedge fund dedicated to investing in micro-cap companies, plan’s to seek a suitable acquisition candidate. No such business has been identified and we are therefore subject to a number of risks, including those described below under the caption “RISK FACTORS”.

Trinad has agreed that it will not dispose of any of our common stock held by it until an acquisition transaction has been consummated and a Current Report on Form 8-K setting forth the terms of the acquisition and audited financial statements of the acquisition target have been filed with the Securities and Exchange Commission (“SEC”).

On September 23, 2005, we executed a loan agreement with Trinad whereby Trinad has agreed to loan us up to a principal amount of $100,000 (the “Loan”) at any time and from time to time prior to our consummation of a Next Financing (as defined below). Trinad shall make advances to us in such amounts as we shall request from time to time. The Loan bears interest at the prime rate plus 1 percent per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by us upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of our Common Stock to officers, directors or employees of, or consultants to, us in connection with their provision of services to us), to a third party or parties with proceeds to us of not less than $200,000 (a “Next Financing”).

As of June 30, 2005, we had cash of $28,000 remaining of the original $100,000 contributed to us by Trinad, as well as the ability to draw additional funds up to $100,000 from the Loan. We believe that we will have sufficient cash available to us to satisfy our monetary needs for the next fiscal year as a shell company. We also believe that Trinad has the financial ability and intent to fund our financial needs to the extent reasonably necessary. Since our emergence from bankruptcy from effectuating the Reorganization, we have had no liabilities related to the Chapter 11 Proceedings. We do not currently have an operating business and therefore have no ability to generate cash flow from operations in order to fund our ongoing financial needs past the next fiscal year.

As described more fully above, our plan of operation is to merge or effect a business combination with a domestic or foreign private operating entity. We may seek to raise additional capital first to make ourselves more attractive to acquisition candidates. We believe that there are perceived benefits to being a “reporting company” with a class of publicly-traded securities which may be attractive to private entities. Other than activities relating to such financing attempting to locate such a candidate, we do not currently anticipate conducting any operations.

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

The accompanying consolidated financial statements have been prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. SOP 90-7 requires that the financial statements for periods subsequent to the Chapter 11 filing petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. All pre-petition claims were transferred to the Liquidation Trust on March 18, 2005 in accordance with the Reorganization. Revenues, expenses, realized gains and losses and provision for losses resulting from the reorganization are reported separately as “Reorganization items” in the accompanying consolidated statements of operations.

All of our Common Stock that was outstanding prior to the Petition Date (March 26, 2004) was cancelled and new shares of our Common Stock were issued in accordance with the Plan. The reorganization value of the assets of the emerging entity immediately prior to the date of confirmation exceeded the total of all postpetition liabilities and allowed claims, and, therefore, the Company did not qualify for fresh start accounting under SOP 90-7 and continued its basis of accounting.

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

Services. Service fees consist of: (a) one-time, non-refundable service activation fees; (b) monthly minimum subscription fees for the availability of service; (c) fees for transactions delivered on wireless or other methods through the Company’s hosts; and (d) other fees, including administration and other fees for certain wireless services, certain charges for telecommunications connections between the Company and a party, and installation fees and expenses. Service fees are generated from the Company’s Synapse Service. Service activation fees are recognized ratably over the estimated average life of a customer contract. Revenue from service fees aggregated $4,828,000 for the year ended June 30, 2004 and $0 for both the nine months ended March 31, 2005 (Predecessor Company) and three months ended June 30, 2005 (Successor Company), respectively.

Product Sales. Product sales (i.e., sales of equipment) are primarily derived from the sale of USWD’s proprietary Synapse Adapter and Synapse Enabler products. Revenues from product sales are recognized upon shipment and acceptance. Revenue from product sales aggregated $97,000 for the year ended June 30, 2004 and $0 for both the nine months ended March 31, 2005 (Predecessor Company) and three months ended June 30, 2005 (Successor Company), respectively.

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

Trinad intends to raise capital to make us a more attractive acquisition vehicle and then seek a suitable merger candidate. Trinad has not identified acquisition candidates at this juncture. There can be no assurance that Trinad will be successful in raising capital on favorable terms, or at all, or in finding a suitable merger candidate for us. Any acquisition consummated by us may turn out to be unsuccessful, our investors will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future. We may acquire a company in the early stage of development causing us to incur further risks. We may enter into a merger or other business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics, such as dependency on management that has not proven its abilities or effectiveness. In the event that we complete a merger or other business combination, the success of our operations will be dependent upon the management of the target company and numerous other factors beyond our control. There is no assurance that we will be able to negotiate a merger or business combination on favorable terms, or at all.

We may be unable to meet our future capital requirements.

We will need to raise additional funds in order to make ourselves a more attractive acquisition vehicle. There is no assurance that we will be able to consummate the financing on favorable terms or at all. Any such financing will dilute the percentage ownership of existing stockholders.

We currently do not have any full-time employees and are dependent on Trinad, independent contractors and consultants for the operation of our business.

We are currently a “shell” company with no operations or employees. We are controlled by Trinad, our majority stockholder, and our officers and directors are affiliated with Trinad. Trinad provides certain services to us without remuneration and we hire independent contractors or consultants for certain services. There is no assurance that we will be able to hire employees qualified for the work required, or that such qualified employees could be hired and retained at a reasonable level of compensation.

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

We are controlled by one stockholder.

Trinad currently owns 93% of our common stock and controls our Board. Such control could prevent the taking of certain actions that may be beneficial to other stockholders.

The trading of our common stock is limited and sporadic.

The trading volume of our common stock is limited and sporadic, may likely remain thinly traded, and the public market may provide little or no liquidity for holders of our common stock. One stockholder owns 93% of our common stock. There is no assurance that any liquid trading market will emerge. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, announcements concerning potential acquisitions, quarterly variations in our operating results, other business partners and opportunities, as well as the number of shares available for sale in the market.

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

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	17
Consolidated Balance Sheet as of June 30, 2005	18
Consolidated Statements of Operations
for the three months ended June 30, 2005,
nine months ended March 31, 2005 and the
year ended June 30, 2004	19
Consolidated Statements of Cash Flows
for the three months ended June 30, 2005,
nine months ended March 31, 2005 and the
year ended June 30, 2004	20
Consolidated Statements of Stockholders’ Equity
for the three months ended June 30, 2005,
nine months ended March 31, 2005 and the
year ended June 30, 2004	21
Notes to Consolidated Financial Statements	22-42

FRIEDMAN LLP
ACCOUNTANTS AND ADVISORS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
   U.S. WIRELESS DATA, INC.

     We have audited the accompanying consolidated balance sheet of U.S. WIRELESS DATA, INC. as of June 30, 2005 (Successor Company) and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three months ended June 30, 2005 (Successor Company), the nine months ended March 31, 2005 (Predecessor Company) and the year ended June 30, 2004 (Predecessor Company). These consolidated financial statements are the responsibility of U.S. WIRELESS DATA, INC.‘s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. WIRELESS DATA, INC. as of June 30, 2005 (Successor Company) and the results of its operations, its stockholders’ equity, and its cash flows for the three months ended June 30, 2005 (Successor Company), the nine months ended March 31, 2005 (Predecessor Company) and the year ended June 30, 2004 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
New York, New York

September 26, 2005

U.S. WIRELESS DATA, INC.
CONSOLIDATED BALANCE SHEET

June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$ 28,000

Total assets	$ 28,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 8,000
Accrued liabilities	5,000

Total liabilities	13,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized at $.01 par value,
no shares issued or outstanding at June 30, 2005	--
Common stock, 19,000,000 shares authorized at $.01 par value,
3,999,730 shares issued and outstanding at June 30, 2005	40,000
Accumulated deficit	(25,000)

Total stockholders’ equity	15,000

Total liabilities and stockholders’ equity	$ 28,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor Company	Predecessor Company	Predecessor Company
	Three months ended June 30, 2005	Nine months ended March 31, 2005	Year ended June 30, 2004
Continuing operations
General and administrative expenses	$ (25,000)	$(788,000)	$ (89,000)
Interest income	--	--	6,000
Interest (expense) reversal	--	5,000	(753,000)
Other income	--	40,000	75,000

Loss before reorganization items
and discontinued operations	(25,000)	(743,000)	(761,000)
Reorganization items
Gain on sale of shell	--	400,000	--
Professional fees and U.S. Trustee fees	--	(226,000)	(804,000)
Rejection of real property lease	--	--	(460,000)
Rejection of executory agreements	--	--	(544,000)
3rd party and breakup fees	--	5,000	--
Interest income	--	33,000	--

Loss before discontinued operations	(25,000)	(531,000)	(2,569,000)

Discontinued operations
Loss on discontinued operations	--	(364,000)	(4,432,000)
Gain on sale of discontinued operations	--	--	8,186,000

Income (loss) from discontinued operations	--	(364,000)	3,754,000

Net income (loss)	$ (25,000)	$(895,000)	$ 1,185,000

Basic and diluted net income (loss) per share (a):
Loss before reorganization items and discontinued operations	$ --	(a)	(a)
Income (loss) from discontinued operations	--	(a)	(a)

Net income (loss) per share	$ --	(a)	(a)

Weighted average common shares outstanding, basic and diluted (a)	4,000,000	(a)	(a)

(a)  See Note 14

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Company	Predecessor Company	Predecessor Company
	Three months ended June 30, 2005	Nine months ended March 31, 2005	Year ended June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(25,000)	$ (895,000)	$ 1,185,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization from discontinued operations	--	--	524,000
Accretion of bridge loan discount	--	--	390,000
Provision for rejected real property lease	--	--	460,000
Provision for rejected executory agreements	--	--	544,000
Gain on sale of discontinued operations	--	--	(8,186,000)
Customer advances assigned as part of auction sales	--	--	(225,000)
Provision for doubtful accounts	--	53,000	45,000
Deferred rent	--	--	13,000
Write-down of inventory	--	--	79,000
Changes in operating assets and liabilities:
Accounts receivable	--	(39,000)	247,000
Due from factor	--	63,000	77,000
Due from Plan Sponsor	--	(400,000)	--
Due from winning auction sale bidder	--	107,000	(171,000)
Deferred cost of revenue	--	--	63,000
Prepaids and other current assets	--	357,000	189,000
Accounts payable	8,000	174,000	(6,000)
Accrued liabilities	5,000	(486,000)	(162,000)
Accrued restructuring expense	--	--	65,000
Customer advances	--	--	(668,000)
Deferred revenue	--	--	(159,000)
Prepetition liabilities	--	(909,000)	150,000
Other liabilities	--	--	(144,000)

Net cash (used in) operating activities	(12,000)	(1,975,000)	(5,690,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the Auction Sales	--	--	9,700,000
Purchase of property and equipment	--	--	(201,000)
Decrease in restricted cash	--	456,000	625,000
Transfer to Chapter 11 escrow accounts	--	(668,000)	(3,388,000)
Transfer from Chapter 11 escrow accounts	--	1,831,000
Transfer to Liquidation Trust	--	(100,000)
Transfer to Plan Sponsor escrow account	--	(100,000)
Transfer from Plan Sponsor escrow account	--	100,000

Net cash provided by investing activities	--	1,519,000	6,736,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from DIP loan	--	--	1,600,000
Repayment of DIP loan	--	--	(1,600,000)
Proceeds from bridge loan	--	--	3,000,000
Repayment of bridge loan	--	--	(3,000,000)
Proceeds from Plan Sponsor	100,000	--	--
Costs related to acquisition of shell	(60,000)	--	--
Proceeds from notes payable	--	--	450,000
Payment of notes payable	--	--	(450,000)
Payments for real estate lease termination	--	(456,000)	(625,000)
Payments of obligations under capital lease	--	--	(111,000)

Net cash provided by (used in) financing activities	40,000	(456,000)	(736,000)

Net increase (decrease) in cash and cash equivalents	28,000	(912,000)	310,000
Cash and cash equivalents, beginning of period	--	912,000	602,000

Cash and cash equivalents, end of period	$ 28,000	$ --	$ 912,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended June 30, 2005, the nine months ended March 31, 2005 and for the year ended June 30, 2004

	Series C Convertible Preferred Stock	Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Predecessor Company
BALANCE AT JUNE 30, 2003	3,548,700	$ 36,000	17,628,716	$176,000	$ 142,688,000	$(142,635,000)	$ 265,000
Conversion of Series C convertible
preferred stock	(308,500)	(4,000)	514,173	5,000	(1,000)	--	--
Issuance of warrants for bridge loan	--	--	--	--	780,000	--	780,000
Termination of warrants for bridge loan	--	--	--	--	(390,000)	--	(390,000)
Net income	--	--	--	--	--	1,185,000	1,185,000

BALANCE AT JUNE 30, 2004	3,240,200	$ 32,000	18,142,889	$181,000	$ 143,077,000	$(141,450,000)	$ 1,840,000
Conversion of Series C convertible
preferred stock	(10,000)	--	16,667	1,000	--	(1,000)	--
Net loss	--	--	--	--	--	(895,000)	(895,000)

Balance at March 31, 2005,
Immediately before cancelation
and transfer to Liquidation
Trust for Reorganization	3,230,200	$ 32,000	18,159,556	$182,000	$ 143,077,000	$(142,346,000)	$ 945,000

Successor Company
Capital contribution at Reorganization	--	--	3,999,730	40,000	60,000	--	100,000
Acquisition costs	--	--	--	--	(60,000)	--	(60,000)
Net loss	--	--	--	--	--	(25,000)	(25,000)

BALANCE AT JUNE 30, 2005	--	$ --	3,999,730	$ 40,000	$ --	$ (25,000)	$ 15,000

Accompanying notes are an integral part of the financial statements

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended June 30, 2005, nine months ended March 31, 2005 and the year ended June 30, 2004

NOTE 1 — THE COMPANY

U.S. Wireless Data, Inc. (“USWD”, the Company”, “we”, “us”, “our” or similar terms) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. We are currently a “shell” company with no operations and controlled by Trinad Capital, L.P. (“Trinad”), our majority stockholder.

Trinad and Management’s Plan of Operation

Trinad, a hedge fund dedicated to investing in micro-cap companies, is seeking to raise additional capital with a view to making us an attractive vehicle with which to acquire a business. It will then seek a suitable acquisition candidate. No such business has been identified and we are therefore subject to a number of risks, including: any acquisition consummated by us may turn out to be unsuccessful; our investors will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether financing that could have a dilutive effect on our present stockholders will be required in connection therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stage of development causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

Trinad has agreed that it will not dispose of any of our common stock held by it until an acquisition transaction has been consummated and a Current Report on Form 8-K setting forth the terms of the acquisition and audited financial statements of the acquisition target have been filed with the Securities and Exchange Commission (“SEC”).

Reorganization and the Liquidation Trust

On March 18, 2005, in accordance with the Plan (as defined below under the section titled Chapter 11 Proceedings), Trinad, our Plan sponsor, became the holder of 93% of our newly issued common stock as further discussed in the paragraphs below (the “Reorganization”).

Additionally, on March 18, 2005 Robert Ellin became a director and our Chief Executive Officer, Jay Wolf became a director and our Chief Operating Officer and Chief Financial Officer and Barry Regenstein became a director. Robert Ellin and Jay Wolf are the Managing Member and Managing Director of Trinad, respectively, and Barry Regenstein is an outside consultant to Trinad.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the three months ended June 30, 2005, nine months ended March 31, 2005 and the year ended June 30, 2004

In accordance with the Plan, Trinad contributed $400,000 in cash to the Predecessor Company (as defined in Note 2) and as of the close of business on March 18, 2005 (immediately before the Reorganization), all of the assets and liabilities of the Predecessor Company, with the exception of the public entity shell company, along with all contingent assets and liabilities, were transferred to the USWD Liquidation Trust (the “Liquidation Trust”). In addition, Trinad contributed $100,000 in cash to the Successor Company (as defined in Note 2) in exchange for 93% of the new common stock issued under the Plan, with the remaining 7% of the new common stock issued to the holders of record of our Series C Preferred Stock and our Common Stock as of February 7, 2005, with 3.5% going to each class. Simultaneously, all of our originally outstanding Series C Preferred Stock and our Common Stock were cancelled. In accordance with the Plan, the cash in the Liquidation Trust will be used to pay administrative costs and creditors of the Chapter 11 Proceedings. If there is any remaining cash in the Liquidation Trust, it will be used to settle a small portion of the aggregate $32,302,000 liquidation preference to which the holders of our Series C Preferred Stock as of February 7, 2005 are entitled to.

Chapter 11 Proceedings

Prior to the Reorganization, we were principally engaged in providing wireless transaction delivery and gateway services to the payment processing industry. Since our inception, we had incurred significant losses and negative cash flow from operations. As of March 18, 2005, we had an accumulated deficit of approximately $142 million. Management’s concerns about capital led it to take additional steps to cut costs, dispose of operations and, on March 26, 2004 (the “Petition Date”), we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), in re U.S. Wireless Data, Inc., Case Number 04-12075.

We were operating as a debtor-in-possession (“DIP”) under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court (the “Chapter 11 Proceedings”) until the Reorganization.

In connection with the Chapter 11 Proceedings, we executed an agreement with NBS Synapse Corporation to sell our Synapse point-of-sale gateway business to NBS for $2.85 million in cash plus up to $2.15 million credit for free payment processing services to be rendered to us for our vending operations plus the assumption of certain liabilities. We simultaneously had reached an agreement with SANI Operating Co., LLC (“SANI”) to sell our vending operations, including the $2.15 million credit for payment processing services from NBS, for $1.6 million in cash plus the assumption of certain liabilities. We had also arranged DIP financing with SANI in order to fund our ongoing operations during the bankruptcy process and through the closing of the sales of the operations. We drew $925,000 on the DIP loan at March 31, 2004 and $675,000 on May 7, 2004. Interest accrued on the DIP loan at a rate of 6% per annum. The DIP loan was repaid, with interest, on May 11, 2004 from a deposit of the proceeds of the Auction Sales (as defined below).

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

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the three months ended June 30, 2005, nine months ended March 31, 2005 and the year ended June 30, 2004

On January 19, 2005 we paid approximately $889,000 as an initial payment to creditors for prepetition liabilities representing approximately 50% of “Allowed Claims”.

The following assets and liabilities from our Balance Sheet as of the close of business on March 18, 2005 immediately before the Reorganization, along with all contingent assets and liabilities, were transferred to the Liquidation Trust (as provided for under the terms of the Plan) and the Company effectuated the completion of the Reorganization, thereby emerging from the Chapter 11 Proceedings:

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

$1,572,000

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the three months ended June 30, 2005, nine months ended March 31, 2005 and the year ended June 30, 2004

Loan, Going Concern and Liquidity Uncertainties

On September 23, 2005, the Company executed a loan agreement with Trinad whereby Trinad has agreed to loan the Company up to a principal amount of $100,000 (the “Loan”) at any time and from time to time prior to the Company’s consummation of a Next Financing (as defined below). Trinad shall make advances to the Company in such amounts as the Company shall request from time to time. The Loan bears interest at the prime rate plus 1 percent per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of the Company’s Common Stock to officers, directors or employees of, or consultants to, the Company in connection with their provision of services to the Company), to a third party or parties with proceeds to the Company of not less than $200,000 (a “Next Financing”).

As of June 30, 2005, we had cash of $28,000 remaining of the original $100,000 contributed to us by Trinad, as well as the ability to draw additional funds up to $100,000 from the Loan. We believe that we will have sufficient cash available to us to satisfy our monetary needs for the next fiscal year as a shell company. We also believe that Trinad has the financial ability and intent to fund our financial needs to the extent reasonably necessary. Since our emergence from bankruptcy from effectuating the Reorganization, we have had no liabilities related to the Chapter 11 Proceedings. We do not currently have an operating business and therefore have no ability to generate cash flow from operations in order to fund our ongoing financial needs past the next fiscal year.

Bridge Loan

Prior to the Petition Date, we partially financed our business through a factoring arrangement with Platinum Funding Corp. (“Platinum”). Our obligations to Platinum were secured by all of the Company’s assets. By the date of the Auction Sales, we had fully repaid this obligation and were released from the liens on our assets.

Also prior to the Petition Date, we financed our business through a $2.75 million bridge loan (the “Bridge Loan”) made by Brascan Financial Corporation (“Brascan”), a subsidiary of the Toronto, Canada-based Brascan Corporation. The Bridge Loan was secured by a lien upon and security interest in all of the Company’s assets. As part of the transaction, Platinum contractually subordinated its lien upon our assets (other than Accounts Receivable) to Brascan’s liens to the extent of $3,500,000. In connection with the Bridge Loan, Brascan received a warrant on September 16, 2003 exercisable for 10 million shares of our common stock at $.15 per share (the “Bridge Loan Warrant”). The Bridge Loan Warrant was subsequently amended and restated to 5 million shares as of the Petition Date. The Bridge Loan Warrant became exercisable on December 31, 2003 and was to expire in September 2008. As of the effective date of the Plan and as provided for under the provisions of the Plan, all outstanding warrants expired without value.

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

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the three months ended June 30, 2005, nine months ended March 31, 2005 and the year ended June 30, 2004

NOTE 2 – BASIS OF CONSOLIDATION AND PRESENTATION

The Company may be referred to as the “Predecessor Company” for all periods through the Reorganization and as the “Successor Company” for all periods after the recognition of the Reorganization. The Reorganization was effectuated as of the close of business on March 18, 2005, however, there was virtually no activity between March 19, 2005 through March 31, 2005. Therefore, for accounting purposes, we used March 31, 2005 as the date the Reorganization was effectuated. Accordingly, the financial statements we have presented for the fiscal year ended June 30, 2005 are presented in 2 periods (the Predecessor Company for the nine month period July 1, 2004 through March 31, 2005, and the Successor Company for the three month period April 1, 2005 through June 30, 2005).

As a result of (i) the sale of virtually all of our operating assets in the Auction Sales, and (ii) the Reorganization the historical financial statements are irrelevant to any assessment of the Company on an ongoing basis. Accordingly, readers are advised not to rely on any historical financial information in considering an investment in or disposition of our stock.

Basis of Consolidation, Dissolution of Subsidiary and Auction Sales

Our consolidated financial statements include the accounts of our former wholly-owned subsidiary, UNS Corporation, formerly known as NXT Corporation (“NXT”). UNS Corporation was dormant during the period July 1, 2003 through its dissolution on December 11, 2003. We had sold all of the operating assets of NXT effective as of the close of business on August 31, 2002. NXT has been classified as a discontinued operation in the accompanying consolidated financial statements.

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

The accompanying consolidated financial statements have been prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. SOP 90-7 requires that the financial statements for periods subsequent to the Chapter 11 filing petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. All pre-petition claims were transferred to the Liquidation Trust on March 18, 2005 in accordance with the Reorganization. Revenues, expenses, realized gains and losses and provision for losses resulting from the reorganization are reported separately as “Reorganization items” in the accompanying consolidated statements of operations.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the three months ended June 30, 2005, nine months ended March 31, 2005 and the year ended June 30, 2004

All of our Common Stock that was outstanding prior to the Petition Date (March 26, 2004) was cancelled and new shares of our Common Stock were issued in accordance with the Plan. The reorganization value of the assets of the emerging entity immediately prior to the date of confirmation exceeded the total of all postpetition liabilities and allowed claims, and, therefore, the Company did not qualify for fresh start accounting under SOP 90-7 and continued its basis of accounting.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

Cash and Cash Equivalents

Investments in money market funds and highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents are carried at cost, which approximates fair value. We maintain all of our cash balances with major financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000. There were no uninsured balances of “Cash and cash equivalents” at June 30, 2005.

Revenue Recognition from Discontinued Operations

The following discussion relates to our operations prior to the Reorganization at the close of business on March 31, 2005. We currently have no business operations and when we acquire or start a business, our revenue recognition policy will be determined at that time.

We adopted the provisions of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In addition, we follow the guidance contained in Emerging Issues Task Force (“EITF”) position No. 00-21 with respect to sales arrangements with multiple deliverables.

We adopted EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which is being applied on a prospective basis. The consensus addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration must be allocated among the separate units of accounting based on their relative fair values. The consensus also supersedes certain guidance set forth in SEC Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 was amended in December 2003 by Staff Accounting Bulletin Number 104 (SAB 104). The adoption of this pronouncement did not have a material impact on our financial statements.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the three months ended June 30, 2005, nine months ended March 31, 2005 and the year ended June 30, 2004

We derived revenue from two primary sources from our discontinued operations: service fees and product (equipment) sales.

Services. Service fees consist of: (a) one-time, non-refundable service activation fees; (b) monthly minimum subscription fees for the availability of service; (c) fees for transactions delivered on wireless or other methods through our hosts; and (d) other fees, including administration and other fees for certain wireless services, certain charges for telecommunications connections between us and a party, and installation fees and expenses. Service fees are generated from our Synapse service. Service activation fees are recognized ratably over the estimated average life of a customer contract. All other service revenues are recognized as services are provided. Revenue from service fees aggregated $4,828,000 for the year ended June 30, 2004 and $0 for both the nine months ended March 31, 2005 (Predecessor Company) and three months ended June 30, 2005 (Successor Company), respectively.

Product sales. Product sales (i.e., sales of equipment) are primarily derived from the sale of our proprietary Synapse Enabler and Synapse Adapter products. Revenues from product sales are recognized upon shipment and acceptance, although product sales of our Synapse Enabler for Vending are recognized ratably over the life of the customer contract upon activation. Revenue from product sales aggregated $97,000 for the year ended June 30, 2004 and $0 for both the nine months ended March 31, 2005 (Predecessor Company) and three months ended June 30, 2005 (Successor Company), respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in “Loss from discontinued operations” approximated $313,000 for the year ended June 30, 2004 and $0 for both the nine months ended March 31, 2005 (Predecessor Company) and three months ended June 30, 2005 (Successor Company), respectively.

Advertising and Promotion

Costs of advertising are expensed as incurred. Advertising and promotion expense included in “Loss from discontinued operations” approximated $8,000 for the year ended June 30, 2004 and $0 for both the nine months ended March 31, 2005 (Predecessor Company) and three months ended June 30, 2005 (Successor Company), respectively.

Income Taxes

We follow Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” issued by the Financial Accounting Standards Board (“FASB”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Since the Company has no prior history of profits, management has recorded a full valuation allowance as it is more likely than not that the deferred tax assets will not be realized.

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

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the three months ended June 30, 2005, nine months ended March 31, 2005 and the year ended June 30, 2004

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

	Successor Company	Predecessor Company	Predecessor Company
	Three months ended June 30, 2005	Nine months ended March 31, 2005	Year ended June 30, 2004
Income (loss) from continuing operations	$(25,000)	$(590,000)	$(2,569,000)
Income (loss) from discontinued operations	--	(305,000)	3,754,000

Net income (loss), as reported	$(25,000)	$(895,000)	$1,185,000
Deduct: Total stock-based compensation
expense determined under fair value
based method	--	(139,000)	(1,014,000)

Pro forma net loss	$(25,000)	$(1,034,000)	$171,000

Per share, as reported (a)
From continuing operations	--	(a)	(a)
From discontinued operations	--	(a)	(a)

Net	--	(a)	(a)

Per share, pro forma (a)
From continuing operations	--	(a)	(a)
From discontinued operations	--	(a)	(a)

Net	--	(a)	(a)

     (a) See Note 14 - Net Loss Per Share.

In determining the fair value of each option, we used the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions: dividend yield of zero, expected volatility of 123%, an average expected option life of 3.5 years and an average risk-free interest rate of 2.31% for the year ended June 30, 2003. We did not grant options during the year ended June 30, 2005 or 2004.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the three months ended June 30, 2005, nine months ended March 31, 2005 and the year ended June 30, 2004

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including accounts receivable, accounts payable, deferred revenue, accrued liabilities and other liabilities, approximate their fair values due to their relatively short maturities.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R, companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after June 15, 2005. We have not yet determined the impact of applying the various provisions of SFAS No. 123R.

NOTE 4 – DUE FROM FACTOR

On May 14, 2003, we entered into an agreement (the “Factoring Agreement”) with a finance company to sell a portion of our trade receivables on a regular monthly basis. Under the terms of the Factoring Agreement, the Company received 70% of the face amount of approved invoices. Receivables may be sold in lots of not less than $10,000. We received the remaining 30% of a lot sold, net of fees and expenses, upon the finance company’s receipt of payment of the entire lot. The Factoring Agreement required that we sell not less than $450,000 per quarter until the expiration of the agreement in May 2005. The Factoring Agreement expired with the filing of the petition for the Chapter 11 Proceedings. By orders dated March 30, 2004 and April 15, 2004, the Court approved a post petition factoring agreement. Prior to the closing of the Auction Sales on May 21, 2004, all amounts due to the factor had been repaid in full or repurchased by us, and the factor’s claims have been satisfied in full. For the nine months ended March 31, 2005 (Predecessor Company) and three months ended June 30, 2005 (Successor Company) , we did not incur interest or other expenses related to the Factoring Agreement. For the year ended June 30, 2004, we paid $137,000 included in “Interest expense” and $115,000 in other expenses related to the Factoring Agreement.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the three months ended June 30, 2005, nine months ended March 31, 2005 and the year ended June 30, 2004

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

Assets held for sale at June 30, 2003 representing the assets held for the Auction Sales closed on May 21, 2004 were as follows:

June 30, 2003
Assets held for sale consist of:
Property and equipment, net	$ 1,374,000
Inventory	137,000

$ 1,511,000

June 30, 2003
Property and equipment, included in
Assets held for sale, consist of:
Equipment and furniture	$ 2,964,000
Leasehold improvements	478,000
Less accumulated depreciation
and amortization	(2,068,000)

$ 1,374,000

Depreciation and amortization expense related to property and equipment was $479,000 for the year ended June 30, 2004.

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

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the three months ended June 30, 2005, nine months ended March 31, 2005 and the year ended June 30, 2004

Revenues and loss from discontinued operations relating to the Auction Sales are as follows:

	Year ended June 30,
	2005	2004
Revenues	$ --	$ 4,925,000
Loss from discontinued operations	(305,000)	(4,432,000)

For the year ended June 30, 2004, we recorded a gain of $8,186,000 on the sale of discontinued operations related to the Auction Sales.

NOTE 6 — INTANGIBLE ASSETS

All of USWD’s acquired intangible assets prior to June 30, 2003 were subject to amortization. There were no material acquisitions of intangible assets during the years ended June 30, 2005 and 2004. Amortization expense related to intangible assets was $45,000 for the year ended June 30, 2004 and $0 for both the nine months ended March 31, 2005 (Predecessor Company) and three months ended June 30, 2005 (Successor Company), respectively.

NOTE 7 — ACCRUED LIABILITIES

June 30, 2005
Accrued liabilities consists of:
Accrued professional fees	$5,000

$5,000

NOTE 8 – ACCRUED RESTRUCTURING EXPENSE

The following is an analysis of the changes in the restructuring accrual:

Balance at June 30, 2003	$560,000
Charges against accrual	(560,000)

Balance at June 30, 2004	$ --

NOTE 9 — CAPITAL LEASE OBLIGATION

In November 2000, we purchased the assets and assumed liabilities of Cellgate Technologies LLC (“Cellgate”). Included in the assumed liabilities were leases related to equipment used in the ordinary course of business. In addition, NXT entered into capital leases for certain computer and network equipment, which expired on various dates through 2002.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the three months ended June 30, 2005, nine months ended March 31, 2005 and the year ended June 30, 2004

On July 29, 1999, Cellgate entered into a Master Purchase and Lease Agreement with Tellus Technology Inc. (“Tellus”) and Varilease Corporation (“Varilease”) in which Tellus agreed to sell to Varilease and Varilease agreed to lease to the Company wireless IP modem adapters (the “Synapse Adapters”). In connection therewith, Cellgate entered into a separate Master Lease Agreement with Varilease to lease Synapse Adapters. On April 4, 2002, we entered an agreement with Varilease to extend the term of the lease for an additional twelve months. On October 25, 2002, we paid the lessor $462,000, which included the application of a $52,000 deposit held by the lessor, to buy out the first five of 11 leases.

In July 2003, we paid $24,000 representing six monthly installments of interest due from May 25th to October 25th. The lessor agreed to defer all principal payments until November 25, 2003. In the event that the Company raised net debt or net equity in the amount of $2 million or more, up to and including $5 million dollars, prior to November 25, 2003, the Company would have been obligated to immediately commence making additional monthly payments aggregating approximately $26,000 to the lessor. In the event that the Company raised net equity in an amount in excess of $5 million dollars at any time during the terms of the remaining leases, all amounts due under the remaining leases would have been immediately due and payable to the lessor.

At June 30, 2004, unpaid minimum lease payments due on capital leases were as follows (listed in years payments were originally due):

For fiscal year ending June 30:
2003	$ 129,000
2004	308,000
2005	104,000

Total minimum payments required	541,000
Less amount representing interest	(31,000)

Present value of net minimum
lease payments	$ 510,000

The present value of net minimum lease payments of $510,000 at June 30, 2004 was included in “Prepetition liabilities subject to compromise” at June 30, 2004, and was transferred to the Liquidation Trust.

NOTE 10 – STOCKHOLDERS’ EQUITY

On October 6, 2000, authorized capital was increased to 225,000,000 shares, 200,000,000 of which consisted of $.01 par value common stock and 25,000,000 of which consisted of $.01 par value preferred stock. On March 23, 2005, authorized capital was changed to 20,000,000 shares, 19,000,000 of which consist of $.01 par value common stock and 1,000,000 of which consist of $.01 par value preferred stock. There was no preferred stock issued or outstanding at June 30, 2005. At June 30, 2004, the only preferred stock issued and outstanding was the Series C Convertible Preferred Stock.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the three months ended June 30, 2005, nine months ended March 31, 2005 and the year ended June 30, 2004

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

NOTE 11 — SERIES C CONVERTIBLE PREFERRED STOCK

On March 10, 2000, the Company authorized 8,450,000 shares as Series C Convertible Preferred Stock with a stated value of $0.01 per share. Under the terms of, and in accordance with the Plan, holders of record of our Series C Preferred Stock as of February 7, 2005 received a pro rata share of an aggregate of 3.5% of the new Common Stock issued in exchange for the Series C Preferred Stock. In addition, all outstanding Series C Preferred Stock were cancelled.

Liquidation Value

Prior to the cancellation of the Series C Preferred Stock at the Reorganization, in the event of a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series C Preferred Stock were entitled to receive, for each of their shares, prior and in preference to any distribution to the holders of the Common Stock or other series of preferred stock, a Liquidation Value equal to $10.00 per share, plus any accrued and unpaid dividends. If there is any remaining cash in the Liquidation Trust, it will be used to settle a small portion of the aggregate $32,302,000 liquidation preference to which the holders of our Series C Preferred Stock as of February 7, 2005 are entitled to.

Optional Conversion

Prior to the Reorganization, each share of Series C Preferred Stock was convertible, at the option of the holder into a number of shares of Common Stock determined by dividing (A) the Liquidation Value by (B) the Conversion Price ($6.00 per share) which is subject to adjustment for stock splits, recapitalizations and other similar events. During fiscal year 2005, 10,000 shares of Series C Preferred Stock were converted into 16,667 shares of Common Stock. During fiscal year 2004, 308,500 shares of Series C Preferred Stock were converted into 514,173 shares of Common Stock.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the three months ended June 30, 2005, nine months ended March 31, 2005 and the year ended June 30, 2004

NOTE 12 — STOCK OPTIONS

As of the effective date of the Plan and as provided for under the provisions of the Plan, all outstanding options expired worthless and the stock option plans were effectively terminated.

Stock Option Plans

In December 2002, the Company adopted a new combined incentive and a non-qualified stock option plan (the “2002 Stock Option Plan”), which provided for the issuance of up to 3,500,000 shares of Common Stock under the plan. As of June 30, 2004, there were no option grants issued under the 2002 Stock Option Plan. Although options remained outstanding under the 1992 Stock Option Plan and the 2000 Stock Option Plan, as of June 30, 2003, the Company no longer issued new grants under those plans. Options granted under the plans generally vested over a period of three years and must be exercised no later than ten years from the date of grant.

The following table summarizes information for stock options outstanding under the stock option plans and outside the stock option plans at June 30, 2005:

	Outstanding Options		Options Exercisable
Range of Exercise Price	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Exercisable
$0.00 - $26.00	None	None	None	None	None

Stock option transactions relating to options granted under the stock option plans and other stock options (discussed below) for the years ended June 30, 2005 and 2004 were as follows:

1992 Stock Option Plan

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at June 30, 2003	401,945	$ 3.57
Granted	--	--
Exercised	--	--
Cancelled	(3,750)	$ 25.88

Balance at June 30, 2004	398,195	$ 3.36
Granted	--	--
Exercised	--	--
Cancelled	(398,195)	$ 3.36

Balance at June 30, 2005	--	--

Exercisable at June 30, 2005	--	--

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the three months ended June 30, 2005, nine months ended March 31, 2005 and the year ended June 30, 2004

2000 Stock Option Plan

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at June 30, 2003	3,280,897	$ 3.25
Granted	--	--
Exercised	--	--
Cancelled	(41,612)	$ 2.63

Balance at June 30, 2004	2,759,054	$ 3.07
Granted	--	--
Exercised	--	--
Cancelled	(2,759,054)	$ 2.63

Balance at June 30, 2005	--	--

Exercisable at June 30, 2005	--	--

The following option activity relates to options issued by the Company, which are unrelated to the foregoing stock option plans.

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at June 30, 2003	1,391,546	$ 1.69
Granted	--	--
Exercised	--	--
Cancelled	(33,710)	$ 0.66

Balance at June 30, 2004	1,357,836	$ 1.72
Granted	--	--
Exercised	--	--
Cancelled	(1,357,836)	$ 1.72

Balance at June 30, 2005	--	--

Exercisable at June 30, 2005	--	--

NOTE 13 — STOCK WARRANTS

As of the effective date of the Plan and as provided for under the provisions of the Plan, all outstanding warrants expired worthless.

The following table summarizes information about stock warrants outstanding at June 30, 2005:

Outstanding and Exercisable Warrants
Range of exercise price	Number Outstanding and Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life (yrs)
$0.00 -$21.38	None	None	None

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the three months ended June 30, 2005, nine months ended March 31, 2005 and the year ended June 30, 2004

Provided below are warrant transactions for the years ended June 30, 2005 and 2004.

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2003	7,448,599	$ 5.83
Granted	10,000,000	$ 0.15
Exercised	--	--
Cancelled	(5,002,083)	$ 0.15

Balance at June 30, 2004	12,446,516	$ 3.55
Granted	--	--
Exercised	--	--
Cancelled	(12,446,516)	$ 3.55

Balance at June 30, 2005	--	--

Exercisable at June 30, 2005	--	--

See the caption “Bridge Loan” contained in Note 1 – The Company regarding the Bridge Loan Warrants and Note 10 — Stockholders’ Equity.

NOTE 14 — NET LOSS PER SHARE

Loss per common share is computed in accordance with the provisions of SFAS No. 128, “Earnings per Share”. SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. During the years ended June 30, 2005 and 2004, such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options, warrants and conversions could potentially dilute earnings per share in the future.

As of the close of business on March 18, 2005, our assets, liabilities and contingencies were transferred to the Liquidation Trust (as provided for under the terms of the Plan) and the Company effectuated the completion of the Reorganization. In addition, all issued and outstanding shares of the Company’s capital stock were cancelled and new shares were issued. The Company’s current operations is neither representative nor comparable to that of the Company prior to March 18, 2005 and, accordingly, loss per share is not presented for periods prior to March 18, 2005.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the three months ended June 30, 2005, nine months ended March 31, 2005 and the year ended June 30, 2004

NOTE 15 — INCOME TAXES

At June 30, 2005 and 2004, we had net operating loss carry-forwards for federal and state income tax purposes of approximately $82 and $81 million, respectively. Annual utilization of the loss carry-forwards is subject to significant limitations due to changes in our ownership and its unlikely that any benefit other than a de minimus amount will be recognized. Future changes in ownership could further limit the utilization of any available net operating loss carry-forwards. If unused, the carry-forwards will expire between 2009 and 2025.

We incurred Delaware and other state and local taxes of $38,000 credit and $55,000 expense for the years ended June 30, 2005 and 2004, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carry-forwards. The tax effects of significant items comprising the Company’s deferred taxes are as follows:

June 30, 2005
Deferred tax assets
Net operating loss carry-forwards	$ --
Inventory reserves	--

$ --
Valuation allowance	--

$ --

Realization of deferred tax assets is dependent upon future earnings. We recorded a full valuation allowance against the deferred tax assets since management believes that it is more likely than not that these assets will not be realized. Accordingly, no income tax benefit has been recorded because of the valuation allowance. The valuation allowance decreased during fiscal 2005 by $28,983,000.

A reconciliation between the statutory tax rate and the effective tax rate for the periods indicated is presented below:

Year ended June 30,
2005
Federal statutory tax rate	35%
State taxes	7
Valuation allowance	(42)

Effective tax rate	--

NOTE 16 — EMPLOYEE BENEFIT PLAN

At June 30, 2005, we did not maintain any employee benefit plans. Prior to the Reorganization, we maintained a qualified Section 401(k) Savings Plan. The 401(k) Savings Plan allowed eligible employees to contribute up to 15% of their salaries on a pre-tax basis, subject to certain limitations imposed by current tax law and regulations. During the year ended 2005 and 2004, we did not contribute to the plan.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the three months ended June 30, 2005, nine months ended March 31, 2005 and the year ended June 30, 2004

NOTE 17 — RELATED PARTY TRANSACTIONS

We received payments for services provided to a shareholder, Paymentech, a subsidiary of First USA Inc. and its subsidiary, Merchant-Link, Inc. (“Merchant-Link”). We obtained these relationships as part of our acquisition of NXT in December 2000.

The Company, excluding NXT, recorded approximately $0 for both the nine months ended March 31, 2005 (Predecessor Company) and three months ended June 30, 2005 (Successor Company) and $1,133,000 for the year ended June 30, 2004 in revenue from Paymentech for Synapse services and product purchases. For the year ended June 30, 2004, we also recognized $213,000 in fees from Merchant-Link for the transition discussed in Note 20 – Sale of NXT.

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information:

$0 for both the nine months ended March 31, 2005 (Predecessor Company) and three months ended June 30, 2005 (Successor Company), respectively and $272,000 for the year ended June 30, 2004 was paid in cash for interest.

Supplemental disclosure of non-cash financing and investing activities:

Year ended June 30, 2005

1.	Conversion of 10,000 shares of Series C Convertible Preferred Stock into 16,667 shares of Common Stock.
2.	As of the effective date of the Plan and as provided for under the provisions of the Plan, all outstanding warrants and options expired worthless.
3.	All originally outstanding Series C preferred stock and common stock were cancelled upon the effectuation of the Reorganization.
4.	All Chapter 11 related assets, liabilities, commitments and contingencies were transferred to the Liquidation Trust.
5.	New common stock aggregating 4,000,000 shares were issued as follows:
o	3,720,000 shares of common stock to Trinad Capital, L.P.
o	140,000 shares of common stock pro rata to the holders of Series C preferred shares held as of February 7, 2005.
o	140,000 shares of common stock pro rata to the holders of common shares held as of February 7, 2005.

Year ended June 30, 2004

1.	Conversion of 308,500 shares of Series C Convertible Preferred Stock into 514,173 shares of Common Stock.
2.	Issuance of warrant in connection with the Bridge Loan, exercisable for 10,000,000 shares of Common Stock valued at $780,000. Amended and restated for 5,000,000 shares on March 26, 2004.
3.	Accretion of Bridge Loan discount of $390,000.
4.	Reversal of $390,000 of debt discount and adjust of additional paid in capital for the same amount for the amended and restated warrant.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the three months ended June 30, 2005, nine months ended March 31, 2005 and the year ended June 30, 2004

NOTE 19 — COMMITMENTS AND CONTINGENCIES

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

Prior to the Reorganization, we had entered into leases for facilities. Future minimum lease payments and sublease income under non-cancelable operating leases as of June 30, 2004, before adjustment for the Chapter 11 Proceedings, were as follows:

	Facility Leases	Less Subleased Facilities	Net
For fiscal years ending June 30:
2005	$ 613,000	30,000	583,000
2006	667,000	--	667,000
2007	667,000	--	667,000
2008	667,000	--	667,000
Thereafter	1,278,000	--	1,278,000

Total minimum payments required	$3,892,000	$30,000	$3,862,000

The real property leases for our facilities located in Colorado were assigned in conjunction with the Auction Sales.

On May 31, 2004, we vacated our former leased office space in New York and rejected the balance of the lease. In addition, the sub-lease of this facility was terminated on May 31, 2004. We accrued an aggregate of $668,000 at June 30, 2004 as an estimated obligation on the rejected lease plus the associated New York City Commercial Rent Taxes, recognizing that this amount is subject to rejection and reduction for a variety of reasons. Such amount was reduced by the elimination of $206,000 of deferred rent expense. We had maintained a letter of credit in the amount of $456,000 as a security deposit for this lease and had restricted cash of the same amount on deposit in a money market fund as collateral for the letter of credit maintained by the issuing bank. In September 2004, the issuing bank claimed the collateral in settlement of the letter of credit, which was presented and drawn by the landlord. The actual amount of the remaining claim may be greater or less than the remaining estimated accrual. The balance of any obligation was transferred to the Liquidation Trust.

We were subletting much smaller, more economical space on a month to month basis, with the intent of allowing us to wind down the Chapter 11 Proceedings and terminate our rental obligations once all such matters have been concluded. The balance of any obligation was transferred to the Liquidation Trust.

Rent expense for the nine months ended March 31, 2005 (Predecessor Company) and three months ended June 30, 2005 (Successor Company) was $21,000 and $0, respectively and $710,000 for the year ended June 30, 2004.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the three months ended June 30, 2005, nine months ended March 31, 2005 and the year ended June 30, 2004

Prior to the Reorganization, we had employment agreements with four of our executive officers. The agreements were for initial terms of one to three years, with automatic one-year extensions after the initial term. The employment agreements had committed the Company to annual salary compensation of $738,000. The agreements included provisions for severance payments upon nonrenewal or termination under certain conditions. The agreements were rejected in conjunction with, and were subject to, the Chapter 11 Proceedings. One agreement was assigned with the Auction Sales. We accrued a “Provision for rejected executory agreements” of $544,000 at June 30, 2004, which amount was included in the “Pre-petition liabilities subject to comprise”. The balance of any obligation was transferred to the Liquidation Trust.

Prior to the Reorganization, we had committed to reimburse a third party 50%, up to a maximum of $300,000, for certain agreed upon development costs. The obligation was subject to, and extinguished in, the Chapter 11 Proceedings.

Prior to the Reorganization, we maintained agreements with wireless, landline and other carriers for certain telecommunication services. The agreements include pricing for various services, including volume discounts. If the Company had failed to maintain or reach minimum volume levels, the prices the Company pays for services would have increased and this may have had an adverse effect on the results of operations. These agreements were assigned as a component of the operations sold in the Auction Sales.

On March 12, 2004, the Company was served with a complaint filed by U.S.A. Technologies, Inc. in the District Court for the District of Delaware, alleging infringement of one patent relating to certain aspects of the Company’s technology to enable vending machines to accept credit cards and seeking unspecified damages and injunctive relief. The Company believed this suit was without merit and intended to vigorously defend such action. The suit has been stayed by virtue of the Company’s bankruptcy filing. The suit was subject to the Chapter 11 Proceedings.

See Note 1 - The Company.

NOTE 20 – SALE OF NXT

In May 2002, the Company adopted a formal plan to sell its wholly-owned subsidiary NXT. Pursuant to an Asset Purchase Agreement dated August 31, 2002 (the “Agreement”), the Company sold, for $5 million in cash, substantially all of the operating assets and operating obligations of NXT to Paymentech, which subsequently transferred the acquired assets and obligations to its wholly-owned subsidiary, Merchant-Link. Pursuant to a Transition Services Agreement, the Company entered into on the same date with Merchant-Link, certain of the NXT assets continued to be located in the Company’s Colorado facility and the Company provided certain services for payment to Merchant-Link for a limited period of time. NXT provides data services and landline-based connectivity for credit-card transaction processing.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the three months ended June 30, 2005, nine months ended March 31, 2005 and the year ended June 30, 2004

Revenues and income from the discontinued operations of NXT were as follows:

	Year ended June 30,
	2005	2004
Revenues	$ --	$ --
Income (loss) from operations	--	--

We recorded a gain on the sale of discontinued operations of $133,000 for the year ended June 30, 2004 due to the reversal of an accrued vendor obligation as a result of the sale of NXT, partially offset by additional transaction costs.

Paymentech was obligated under the Agreement, subject to certain conditions, to purchase goods or services from the Company or its affiliates over a three year period that commenced September 1, 2002, in an amount aggregating a minimum of $3,472,500. Paymentech was obligated to pay the Company at least $1,000,000 during the first year, in installments of $83,333 per month, at least $1,150,000 during the second year, in installments of $95,833 per month, and at least $1,322,500 during the third year, in installments of $110,208. Paymentech’s obligation was assigned pursuant to the Auction Sales.

NOTE 21 – SETTLEMENT AND RELEASE AGREEMENT REGARDING THE AT&T ACTION

On February 23, 2005, we entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Cingular Wireless, LLC (successor in interest to AT&T Wireless Services, Inc.) in order to settle the previously disclosed arbitration relating to the “AT&T Action” between the parties. The Court approved the Settlement Agreement at a hearing held on March 31, 2005. In accordance with the Plan, all rights related to, and all obligations arising from, this matter and the Settlement Agreement were transferred to the Liquidation Trust at the close of business on March 18, 2005.

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

On January 7, 2005, we engaged Friedman LLP (“Friedman”) as our independent registered public accounting firm. The decision to retain Friedman as our independent registered public accounting firm was made by our Audit Committee. We engaged Friedman to audit our financial statements for the fiscal year ended June 30, 2004. During the years ended June 30, 2004 and June 30, 2003 and through January 7, 2005, neither we nor anyone on our behalf had consulted with Friedman regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) on June 30, 2005, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item will be included in our Proxy Statement for the 2005 Annual Meeting of the Shareholders under the caption “Directors and Executive Officers” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2005, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2005 Annual Meeting of the Shareholders under the caption “Executive Compensation” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2005, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2003 Annual Meeting of the Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2005, and is incorporated herein by reference. The information required by this Item with regard to Section 201(d) of Regulation S-B of the Act, “Securities Authorized for Issuance Under Equity Compensation Plans,” is included in Item 5(d) of Part II hereof.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in our Proxy Statement for the 2005 Annual Meeting of the Shareholders under the caption “Certain Relationships and Related Transactions” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2005, and is incorporated herein by reference.

ITEM 13. EXHIBITS

Exhibit
Number         Description of Exhibit

2.1	Amended Disclosure Statement filed with the United States Bankruptcy Court for the Southern District of New York (1)

2.2	Amended Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York (1)

2.3	Order Confirming Amended Plan of Reorganization issued by the United States Bankruptcy Court for the Southern District of New York (1)

3.1	Amended and Restated Certificate of Incorporation *

3.2	Bylaws adopted March 18, 2005 *

10.1	Agreement of Purchase and Sale, dated as of March 26, 2004, by and between U.S. Wireless Data, Inc. and NBS Synapse Corporation (2)

10.2	Agreement of Purchase and Sale, dated as of March 26, 2004, by and between U.S. Wireless Data, Inc. and SANI Operating Co., LLC (2)

10.3	Indemnification Agreement with consultant dated as of May 18, 2005 *

10.4	Loan Agreement with Trinad Capital, L.P. dated as of September 23, 2005 *

16.	Letter from Deloitte & Touche LLP, dated January 12, 2005 (3)

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 *

32.2	Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 *

_____________________

* Filed herewith.

(1)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K, filed on January 18, 2005.

(2)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K, filed on April 12, 2004.

(3)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K, filed on January 13, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2005 Annual Meeting of the Shareholders under the caption “Principal Accountant Fees and Services” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2005, and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 2005	U.S. WIRELESS DATA, INC.
By: /s/ Jay Wolf
Jay Wolf
Chief Operating Officer
and Chief Financial Officer

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date
Robert Ellin	Director and	September 28, 2005
Chief Executive Officer
(Principal Executive Officer)
Jay Wolf	Director,	September 28, 2005
Chief Operating Officer
and Chief Financial Officer
(Principal Financial Officer)
Barry Regenstein	Director	September 28, 2005