Form 10KSB/A
period 2005-06-30
U S WIRELESS DATA INC
filed 2005-10-28
CIK 895716

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

$.01 Par Value Common Stock
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

The issuer’s revenues for the fiscal year ended June 30, 2005 were $0. The aggregate market value of the issuer’s voting common equity held as of October 24, 2005 by non-affiliates of the Issuer was approximately $28,000 based on the closing price of $0.10 as of October 26, 2005.

As of October 24, 2005, the issuer had 3,999,730 shares of its $0.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):     Yes  [   ]     No  [X]

U.S. Wireless Data, Inc.

ANNUAL REPORT ON FORM 10-KSB/A (Amendment No. 1)
FOR THE YEAR ENDED JUNE 30, 2005

INDEX

Page

PART III
Item 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE
WITH SECTION 16(a) OF THE EXCHANGE ACT	3
Item 10. EXECUTIVE COMPENSATION	6
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	6
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	8
Item 13. EXHIBITS	8
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	9

EXPLANATORY NOTE

The purpose of this amendment is to include the information required by Part III of Form 10-KSB, which was omitted from our Form 10-KSB as originally filed on September 28, 2005 since we originally planned to incorporate such information by reference to our Proxy. We now plan on filing our Proxy at a later date.

This amendment should be read in conjunction with our Annual Report for the year ended June 30, 2005 originally filed on Form 10-KSB.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Board of Directors and Executive Officers

On March 26, 2004, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), in re U.S. Wireless Data, Inc., Case Number 04-12075.

We were operating as a debtor-in-possession (“DIP”) under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court (the “Chapter 11 Proceedings”) until the Reorganization (as defined below).

On December 27, 2004, the Court confirmed our Amended Plan of Reorganization (the “Plan”). Additional details concerning the Plan are in the Amended Disclosure Statement filed with the Court in November 2004 in support of the Plan, the Amended Plan of Reorganization and Order Confirming Amended Plan of Reorganization, each of which is filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 18, 2005.

On March 18, 2005, in accordance with the Plan, Trinad Capital, L.P. (“Trinad”), our Plan sponsor, became the holder of 93% of our newly issued common stock (the “Reorganization”). Additionally, on March 18, 2005, Robert Ellin became a director and our Chief Executive Officer, Jay Wolf became a director and our Chief Operating Officer and Chief Financial Officer and Barry Regenstein became a director. Robert Ellin and Jay Wolf are the Managing Member and Managing Director of Trinad, respectively, and Barry Regenstein is an outside consultant to Trinad.

We are currently a “shell” company with no operations and controlled by Trinad, our majority stockholder. As a result of (i) the sale of virtually all of our operating assets in the auction sales conducted in the Court (the “Auction Sales”), and (ii) the Reorganization, very little of what is included in this Report on Form 10-KSB is relevant to any assessment of the Company on an ongoing basis. Accordingly, readers are advised not to rely on any historical information in considering an investment in or disposition of our stock.

The following table contains certain information with respect to our current directors. These are the same directors that were appointed on March 18, 2005 in conjunction with the Reorganization.

Name	Age	Principal Occupation
Robert S. Ellin	40	Director and Chief Executive Officer
Jay A. Wolf	33	Director, Chief Operating Officer and Chief Financial Officer
Barry I. Regenstein	49	Director

Robert S. Ellin. Mr. Ellin is a Managing Member of Trinad, which is a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin is also a director and officer of Amalgamated Technologies, Inc. (“Amalgamated”), Shells Seafood Restaurants, Inc. (“Shells Seafood”) and Command Security Corporation. Prior to joining Trinad Capital LP, Mr. Ellin was the founder and President of Atlantis Equities, Inc., a personal investment company. Founded in 1990, Atlantis has actively managed an investment portfolio of small capitalization public company as well as select private company investments. Mr. Ellin frequently played an active role in Atlantis investee companies including Board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies Mr. Ellin spearheaded investments into ThQ, Inc. (OTC:THQI), Grand Toys (OTC: GRIN), Forward Industries, Inc. (OTC: FORD) and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin received a Bachelor of Arts from Pace University.

Jay A. Wolf. Mr. Wolf is a Managing Director of Trinad Capital LP. Mr. Wolf is also a director and officer of Amalgamated and Shells Seafood. Mr. Wolf has nine years of investment and operations experience in a broad range of industries. Mr. Wolf’s investment experience includes senior and subordinated debt, private equity, mergers & acquisitions and public equity investments. Prior to joining Trinad Capital LP, Mr. Wolf served as the Vice President of Corporate Development for a marketing communications firm where he was responsible for the company's acquisition program. Prior to that he worked at CCFL Ltd. a Toronto based merchant bank in the Senior Debt Department and subsequently for Trillium Growth Capital the firm's venture capital Fund. Mr. Wolf received a Bachelor of Arts from Dalhousie University.

Barry I. Regenstein. Mr. Regenstein is the Executive Vice President and Chief Operating Officer of Command Security Corporation. Trinad is a significant shareholder of Command Security Corporation and Mr. Regenstein has formerly served as a consultant for Trinad. Mr. Regenstein has over 25 years of experience with 21 years of such experience in the aviation services industry. Mr. Regenstein was formerly Senior Vice President and Chief Financial Officer of Globe Ground North America (previously Hudson General Corporation), and previously served as the Corporation’s Controller and as a Vice President. Prior to joining Hudson General Corporation in 1982, he had been with Coopers & Lybrand in Washington, D.C. since 1978. Mr. Regenstein is a Certified Public Accountant and received his Bachelor of Science in Accounting from the University of Maryland and an M.S. in Taxation from Long Island University.

Audit Committee. We do not currently have an Audit Committee and all actions that would otherwise be handled by the Audit Committee are undertaken by the full Board of Directors. If and when we find a suitable merger candidate and we successfully enter into a merger transaction whereby a company with assets and operations survives, we intend to establish an Audit Committee that fulfills the independent and other requirements promulgated by the SEC.

Board of Directors and Executive Officers prior to our emergence from Bankruptcy

Prior to our emergence from Chapter 11 of the Bankruptcy Code, Dean M. Leavitt was our Chairman of the Board and Chief Executive Officer, Barry A. Kaplan was a director of the Company, Chester N. Winter was a director of the Company, Heidi R. Goff was our President and Chief Operating Officer, Charles I. Leone was our Executive Vice President, Chief Administrative Officer and Secretary and Adi Raviv was our Executive Vice President and Chief Financial Officer. With the exception of Mr. Leone, who is currently serving as an outside consultant to the Company, none of our directors and officers prior to the Reorganization have any current affiliation with us.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes of ownership with the SEC. Officers, directors, and ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during our fiscal year ended June 30, 2005, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent stockholders were met.

Code of Ethics

We do not currently have a code of ethics because we are not an operating company. If and when we find a suitable merger candidate and we successfully enter into a merger transaction whereby a company with assets and operations survives, we intend to establish a code of ethics.

ITEM 10.    EXECUTIVE COMPENSATION

On March 18, 2005, Robert Ellin became a director and our Chief Executive Officer, Jay Wolf became a director and our Chief Operating Officer and Chief Financial Officer and Barry Regenstein became a director. None of our current directors and officers receive any compensation paid by us.

Prior to our Reorganization, our former directors and officers received compensation paid by us. After our emergence from Chapter 11 of the Bankruptcy Code, with the exception of Mr. Leone, who is currently serving as an outside consultant and receives compensation paid by us for those services, none of our former directors and officers have any current affiliation with us and accordingly do not receive compensation paid by us.

In accordance with the Plan, all of the options and warrants held by our former directors and officers prior to the Reorganization were canceled. None of our current directors and executive officers hold any options or warrants of the Company.

We have no plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

There are no management agreements with the our directors or executive officers and we do not anticipate that written agreements will be put in place in the foreseeable future.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our common stock as of October 20, 2005, by the (i) Named Executive Officers, (ii) all persons, including groups, known to us to own beneficially more than five percent (5%) of the outstanding common stock, and (iii) all executive officers and directors as a group. A person (or group) is deemed to be a beneficial owner of common stock that can be acquired by such person or group within 60 days from October 20, 2005, upon the exercise of warrants, options or other rights exercisable for, or convertible into, common stock. As of October 20, 2005, there were a total of 3,999,730 shares of common stock outstanding and there was no securities outstanding that were convertible into shares of common stock.

Except as otherwise indicated, the address of each of the following persons is c/o U.S. Wireless Data, Inc., 420 Lexington Avenue, Suite 2450, New York, New York 10170.

CERTAIN HOLDERS OF COMMON STOCK

	Beneficially Owned as of October 20, 2005 (1)
Name and Address of Owner	Number of Shares		Percent of Class
Trinad Capital, L.P.
153 East 53rd Street,
48th Floor
New York, NY 10022	3,720,000	(2)	93.0%
Current directors or officers:
Robert S. Ellin	--	(2)	*
Jay A. Wolf	--	(2)	*
Barry I. Regenstein	--	(2)	*
Former directors and officers:
Barry A. Kaplan	11,146		*
Dean M. Leavitt	3,309		*
Charles I. Leone	433		*
Marc R. Shultz	433		*
Chester N. Winter	24		*
Heidi R. Goff	--		*
Adi Raviv	--		*
All current directors and named executive officers as
a group (three persons)	3,720,000	(2)	93.0%

___________________

* Represents less than 1% of outstanding shares.

(1)

Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or exercisable, convertible or issuable within 60 days of October 20, 2005, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Trinad owns 93% of our outstanding common stock. Robert Ellin and Jay Wolf, two of our directors and executive officers, are principals of Trinad and Barry Regenstein, our other director, is affiliated with Trinad. Robert Ellin and Jay Wolf may be deemed to beneficially own the stock that Trinad owns.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest except as noted.

On March 18, 2005, in accordance with the Plan, Trinad Capital, L.P. (“Trinad”), our Plan sponsor, became the holder of 93% of our newly issued common stock (the “Reorganization”). Additionally, on March 18, 2005, Robert Ellin became a director and our Chief Executive Officer, Jay Wolf became a director and our Chief Operating Officer and Chief Financial Officer and Barry Regenstein became a director. Robert Ellin and Jay Wolf are the Managing Member and Managing Director of Trinad, respectively, and Barry Regenstein is an outside consultant to Trinad.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

ITEM 13.    EXHIBITS

Exhibit
Number               Description of Exhibit

2.1	Amended Disclosure Statement filed with the United States Bankruptcy Court for the Southern District of New York (1)

2.2	Amended Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York (1)

2.3	Order Confirming Amended Plan of Reorganization issued by the United States Bankruptcy Court for the Southern District of New York (1)

3.1	Certificate of Incorporation (2)

3.2	Amended and Restated Certificate of Incorporation (5)

3.3	Bylaws adopted March 18, 2005 (5)

10.1	Agreement of Purchase and Sale, dated as of March 26, 2004, by and between U.S. Wireless Data, Inc. and NBS Synapse Corporation (3)

10.2	Agreement of Purchase and Sale, dated as of March 26, 2004, by and between U.S. Wireless Data, Inc. and SANI Operating Co., LLC (3)

10.3	Indemnification Agreement with consultant dated as of May 18, 2005 (5)

10.4	Loan Agreement with Trinad Capital, L.P. dated as of September 23, 2005 (5)

16.	Letter from Deloitte & Touche LLP, dated January 12, 2005 (4)

___________________

* Filed herewith.

(1)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K, filed on January 18, 2005.

(2)	Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2000, filed on November 14, 2000.

(3)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K, filed on April 12, 2004.

(4)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K, filed on January 13, 2005.

(5)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, filed on September 28, 2005.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services rendered by Friedman LLP for the audit of our annual financial statements and fees for other services for the year ended June 30, 2005 and 2004. Fees for the year ended 2004 includes fees for professional services rendered by Deloitte & Touche LLP, our former principal accountant, for the review of financial statements included in our quarterly reports filed with the SEC.

	2004	2005
Audit fees (1)	$76,000	$36,000
Audit related fees (2)	None	None
Tax fees (3)	None	None
All other fees (4)	None	None
Total	$76,000	$36,000

_______________________

(1)	Audit fees consisted of audit work performed in the audit of our annual financial statements and review of financial statements included in our quarterly reports filed with the SEC.

(2)	We did not incur audit related fees from our principal accountants for the period presented.

(3)	We did not incur tax fees from our principal accountants for the period presented.

(4)	We did not incur other fees from our principal accountants for the period presented.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

     We do not currently have an Audit Committee and all actions that would otherwise be handled by the Audit Committee are undertaken by our full Board of Directors. If and when we find a suitable merger candidate and we successfully enter into a merger transaction whereby a company with assets and operations survives, we intend to establish an Audit Committee that fulfills the independent and other requirements promulgated by the SEC. However, recognizing the SEC policies regarding auditor independence, our Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, our Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to our Board of Directors for approval.

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

Prior to engagement, our Board of Directors pre-approves these services by category of service. The fees are budgeted and our Board of Directors requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, our Board of Directors requires specific pre-approval before engaging the independent auditor.

Our Board of Directors may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to our Board of Directors at its next scheduled meeting.

Our Board of Directors pre-approved the retention of Deloitte for all audit, audit-related and tax services during fiscal 2003, and the retention of Friedman for all audit, audit-related and tax services during fiscal 2004.

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 28, 2005	U.S. WIRELESS DATA, INC.
By: /s/ Jay Wolf
Jay Wolf
Chief Operating Officer
and Chief Financial Officer

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date
Robert Ellin	Director and	October 28, 2005
Chief Executive Officer
(Principal Executive Officer)
Jay Wolf	Director,	October 28, 2005
Chief Operating Officer
and Chief Financial Officer
(Principal Financial Officer)
Barry Regenstein	Director	October 28, 2005