Form 10QSB
period 2005-09-30
U S WIRELESS DATA INC
filed 2005-11-14
CIK 895716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the quarterly period ended September 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-22848

U.S. Wireless Data, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware

(State of incorporation)

84-1178691

 (IRS Employer Identification No.)

153 East 53rd Street, 48th Floor
New York, NY 10022

(Address of principal executive offices, including zip code)

(212) 521-5180

(Registrant's Telephone Number, including area code)

420 Lexington Avenue, Suite 2450
New York, NY 10170
(Former Address if changed since last report)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒    No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 14, 2005, there were outstanding 3,999,730 shares of the Registrant’s Common Stock ($0.01 par value per share).

Transitional Small Business Disclosure Format. Yes ☐     No ☒

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
SEPTEMBER 30, 2005 QUARTERLY REPORT ON FORM 10-QSB

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this section, “Special Note Regarding Forward-Looking Statements,” references to “we,”  “us,”  “our,”  “ours,” refer to U.S. Wireless Data, Inc.

To the extent that the information presented in this Quarterly Report on Form 10-QSB discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operation”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30,
2005

ASSETS
Current assets:
Cash	$13,000

Total assets	$13,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:

Accrued liabilities	$34,000

Total liabilities	34,000

Commitments and contingencies

Stockholders' equity deficiency:
Preferred stock, 1,000,000 shares authorized at $.01 par value,
no shares issued or outstanding at September 30, 2005	—
Common stock, 19,000,000 shares authorized at $.01 par value,
3,999,730 shares issued and outstanding at September 30, 2005	40,000
Deficit accumulated during the development stage	(61,000)

Total stockholders’ deficiency	(21,000)

Total liabilities and stockholders’ deficiency	$13,000

See notes to condensed consolidated financial statements.

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor	Successor
	Company	Company	Company
	Three months	Three months	Cumulative Period
	ended	ended	from Inception
	September 30,	September 30,	(April 1, 2005) to
	2005	2004	September 30, 2005

Continuing operations
General and administrative expenses	$(36,000)	$(307,000)	$(61,000)
Interest income	—	15,000	—
Other expenses	—	(1,000)	—
Loss before reorganization items
and discontinued operations	(36,000)	(293,000)	(61,000)

Reorganization items
Professional fees and U.S. Trustee fees	—	(57,000)	—
Loss before discontinued operations	(36,000)	(350,000)	(61,000)

Discontinued operations
Loss on discontinued operations	—	(154,000)	—
Income (loss) from discontinued operations’	—	(154,000)	—

Net loss	$(36,000)	$(504,000)	$(61,000)

Basic and diluted net loss per share:

Loss before reorganization items and discontinued operations
Operations	$(0.01)	(a )	$(0.01)
Loss from discontinued operations	—	(a )	—

Net loss per common share	$(0.01)	(a )	$(0.01)

Weighted average common shares outstanding, basic and diluted	4,000,000	(a )	4,000,000

See notes to condensed consolidated financial statements.

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Successor
			Company
	For the three months ended September 30,		Cumulative Period
	2005	2004	from Inception
	Successor	Predecessor	(April 1, 2005) to
	Company	Company	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,000)	$(504,000)	$(61,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Provision for doubtful accounts	—	50,000	—
Changes in operating assets and liabilities:
Accounts receivable	—	(91,000)	—
Due from factor	—	63,000	—
Due from winning auction sale bidder	—	107,000	—
Prepaids and other current assets	—	154,000	—
Accounts payable and accrued liabilities	21,000	(101,000)	34,000
Prepetition liabilities subject to compromise	—	185,000	—
Net cash used in operating activities	(15,000)	(137,000)	(27,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	—	456,000	—
Transfer to Chapter 11 escrow accounts	—	(13,000)	—
Net cash provided by investing activities	—	443,000	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Plan Sponsor	—	—	100,000
Costs related to acquisition of shell	—	—	(60,000)
Payments for real estate lease termination	—	(456,000)	—
Net cash used in financing activities	—	(456,000)	40,000

Net decrease in cash and cash equivalents	(15,000)	(150,000)	13,000

Cash, beginning of period	28,000	912,000	0

Cash, end of period	$13,000	$762,000	$13,000

See notes to condensed consolidated financial statements.

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2005 and 2004
(Unaudited)

NOTE 1 — THE COMPANY

U.S. Wireless Data, Inc. (“USWD”, the “Company”, “we”, “us”, “our” or similar terms) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. We are currently a “shell” company with no operations and controlled by Trinad Capital, L.P. (“Trinad”), our majority shareholder. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

In accordance with the Plan, Trinad contributed $400,000 in cash to the Predecessor Company (as defined in Note 2) and as of the close of business on March 18, 2005 (immediately before the Reorganization), all of the assets and liabilities of the Predecessor Company, with the exception of the public entity shell company, along with all contingent assets and liabilities, were transferred to the USWD Liquidation Trust (the “Liquidation Trust”). In addition, Trinad contributed $100,000 in cash to the Successor Company (as defined in Note 2) in exchange for 93% of the new common stock issued under the Plan, with the remaining 7% of the new common stock issued to the holders of record of our Series C Preferred Stock and our Common Stock as of February 7, 2005, with 3.5% going to each class. Simultaneously, all of our originally outstanding Series C Preferred Stock and our Common Stock were cancelled. In accordance with the Plan, the cash in the Liquidation Trust will be used to pay administrative costs and creditors of the

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
NOTES CONDENSED CONSOLIDATED TO FINANCIAL STATEMENTS
For the three months ended September 30, 2005 and 2004
(Unaudited)

NOTE 1 — THE COMPANY (continued)

Chapter 11 Proceedings. If there is any remaining cash in the Liquidation Trust, it will be used to settle a small portion of the aggregate $32,302,000 liquidation preference to which the holders of our Series C Preferred Stock as of February 7, 2005 are entitled.

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

On January 19, 2005 we paid approximately $889,000 as an initial payment to creditors for pre-petition liabilities representing approximately 50% of “Allowed Claims”.

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2005 and 2004
(Unaudited)

NOTE 1 — THE COMPANY (continued)

The following assets and liabilities from our Balance Sheet as of the close of business on March 18, 2005 immediately before the Reorganization, along with all contingent assets and liabilities, were transferred to the Liquidation Trust (as provided for under the terms of the Plan) and the Company effectuated the completion of the Reorganization, thereby emerging from the Chapter 11 Proceedings:

ASSETS
Current assets:
Cash and cash equivalents	$100,000
Cash and cash equivalents in escrow	2,225,000
Due from Plan Sponsor	400,000
Due from winning auction sale bidder	64,000
Prepaid and other current assets	13,000
$2,802,000

LIABILITIES
Current liabilities:
Accounts payable	$212,000
Accrued liabilities	73,000
Total liabilities not subject to compromise	285,000
Pre-petition liabilities subject to compromise	1,572,000
Total liabilities	1,857,000

“Pre-petition liabilities subject to compromise” were as follows:

Accounts payable	$1,154,000
Accrued liabilities	206,000
Obligation for rejected real property lease	212,000
$1,572,000

Loan, Going Concern and Liquidity Uncertainties

On September 23, 2005, the Company executed a loan agreement with Trinad whereby Trinad has agreed to loan the Company up to a principal amount of $100,000 (the “Loan”) at any time and from time to time prior to the Company’s consummation of a Next Financing (as defined below). Trinad shall make advances to the Company in such amounts, as the Company shall request from time to time. The Loan bears interest at the prime rate plus 1 percent per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of the Company’s Common Stock to officers, directors or employees of, or consultants to, the Company in connection with their provision of services to the Company), to a third party or parties with proceeds to the Company of not less than $200,000 (a “Next Financing”).

As of September 30, 2005, we had cash of $13,000 remaining of the original $100,000 contributed to us by Trinad, as well as the ability to draw additional funds up to $100,000 from the Loan. We believe that we will have sufficient cash available to us to satisfy our monetary needs for the next fiscal year as a shell company. We also believe that Trinad has the financial ability and intent to fund our financial needs to the extent reasonably necessary. Since our emergence from bankruptcy from effectuating the Reorganization,

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2005 and 2004
(Unaudited)

NOTE 1 — THE COMPANY (continued)

we have had no liabilities related to the Chapter 11 Proceedings. We do not currently have an operating business and therefore have no ability to generate cash flow from operations in order to fund our ongoing financial needs past the next fiscal year.

NOTE 2 - BASIS OF PRESENTATION

The Company may be referred to as the “Predecessor Company” for all periods through the Reorganization and as the “Successor Company” for all periods after the recognition of the Reorganization. The Reorganization was effectuated as of the close of business on March 18, 2005; however, there was virtually no activity between March 19, 2005 through March 31, 2005. Therefore, for accounting purposes, we used March 31, 2005 as the date the Reorganization was effectuated.

As a result of (i) the sale of virtually all of our operating assets in the Auction Sales, and (ii) the Reorganization the historical financial statements are irrelevant to any assessment of the Company on an ongoing basis. Accordingly, readers are advised not to rely on any historical financial information in considering an investment in or disposition of our stock.

There were no revenues during the three month periods ended September 30, 2005 and 2004 from discontinued operations.

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2005 and 2004
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION (continued)

Basis of Presentation and Use of Estimates

The accompanying interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and have been prepared by us, without an audit pursuant to the rules and regulations of the Security and Exchange Commission. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the financial statements. Operating results for the periods presented are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report for the year ended June 30, 2005 on Form 10-KSB.

The accompanying financial statements have been prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. SOP 90-7 requires that the financial statements for periods subsequent to the Chapter 11 filing petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. All pre-petition claims were transferred to the Liquidation Trust on March 18, 2005 in accordance with the Reorganization. Revenues, expenses, realized gains and losses and provision for losses resulting from the reorganization are reported separately as “ Reorganization items” in the accompanying statements of operations.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

All of the common stock that was outstanding prior to March 26, 2004 was cancelled and new shares of common stock were issued in accordance with the Plan. The reorganization value of the assets of the emerging entity immediately before the date of confirmation exceeded the total of all post-petition liabilities and allowed claims, therefore, the Company did not qualify for fresh start accounting under SOP 90-7 and continued its basis of accounting.

The Company is subject to a number of risks similar to those of other development stage companies including dependence on key individuals, dependence on outside sources of capital, completion of an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. There are no assurances, however, that the Company will be able to obtain additional financing or achieve the completion of on asset acquisition, merger or other business combination on favorable terms.

Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2005 and 2004
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION (continued)

Stock-based Compensation

We account for employee stock-based compensation cost using the intrinsic value method of accounting prescribed by the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based-Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” for employee stock arrangements. Restricted stock or stock awards are recorded as compensation expense over the vesting period, if any, based on the market value on the date of grant.

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

	Three months ended September 30,
	2005	2004
	Successor Company	Predecessor Company

Loss from continuing operations	$(25,000)	$(350,000)
Loss from discontinued operations	—	(154,000)

Net loss, as reported	(25,000)	(504,000)
Deduct: Total stock-based compensation expense determined under fair value based method	—	(77,000)

Pro forma net loss	$(25,000)	$(581,000)

Per share, as reported (a)
From continuing operations	$(0.01)	(a	)
From discontinued operations	—	(a	)
Net	$(0.01)	(a	)
Per share, pro forma (a)
From continuing operations	$(0.01)	(a	)
From discontinued operations	—	(a	)

Net	$(0.01)	(a	)

(a) See Note 4.

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2005 and 2004
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION (continued)

Stock-based Compensation (continued)

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

NOTE 3 - AUCTION SALES

Loss from the discontinued operations relating to the Auction Sales are as follows:

	Three months ended September 30,
	2005	2004

Revenues	$—	$—
Loss from operations	—	(307,000)

NOTE 4 — NET LOSS PER SHARE

Net loss per common share is computed in accordance with the provisions of SFAS No. 128, “Earnings per Share”. SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. During the periods presented in the Statements of Operations, such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options, warrants and conversions could potentially dilute earnings per share in the future.

As of the close of business on March 18, 2005, our assets, liabilities and contingencies were transferred to the Liquidation Trust (as provided for under the terms of the Plan) and the Company effectuated the completion of the Reorganization. In addition, all issued and outstanding shares of the Company’s capital stock were cancelled and new shares were issued. The Company’s current operations are not representative or comparable to that of the Company prior to March 18, 2005 and, accordingly, net loss per share is not presented for periods prior to March 18, 2005.

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30,2005 and 2004
(Unaudited)

NOTE 5 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information:

$0 and $96,000 was paid in cash for interest for the three months ended September 30, 2005 and 2004, respectively.

Supplemental disclosure of non-cash financing and investing activities:

Three months ended September 30, 2005 and 2004

1.	Conversion of 10,000 shares of Series C Convertible Preferred Stock into 16,667 shares of Common Stock during the three months ended September 30, 2004.

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

Overview

U.S. Wireless Data, Inc. (“USWD”, the “Company”, “we”, “us”, “our” or similar terms) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. We are currently a “shell” company with no operations and controlled by Trinad Capital, L.P. (“Trinad”), our majority stockholder. The Company intends to serve as a vehicle to effect on asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

The Company may be referred to as the “Predecessor Company” for all periods through the Reorganization (as defined below) and as the “Successor Company” for all periods after the recognition of the Reorganization. The Reorganization was effectuated as of the close of business on March 18, 2005; however, there was virtually no activity between March 19, 2005 through March 31, 2005. Therefore, for accounting purposes, we used March 31, 2005 as the date the Reorganization was effectuated. Accordingly, the financial statements we have presented for the fiscal year ended June 30, 2005 are presented in 2 periods (the Predecessor Company for the nine month period July 1, 2004 through March 31, 2005, and the Successor Company for the three month period April 1, 2005 through June 30, 2005).

As a result of (i) the sale of virtually all of our operating assets in the Auction Sales (as defined below), and (ii) the Reorganization, very little of what is included in this Report on Form 10-QSB is relevant to any assessment of the Company on an ongoing basis. Accordingly, readers are advised not to rely on any historical information in considering an investment in or disposition of our stock.

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

In accordance with the Plan, Trinad contributed $400,000 in cash to the Predecessor Company and as of the close of business on March 18, 2005 (immediately before the Reorganization), all of the assets and liabilities of the Predecessor Company, with the exception of the public entity shell company, along with all contingent assets and liabilities, were transferred to the USWD Liquidation Trust (the “Liquidation Trust”). In addition, Trinad contributed $100,000 in cash to the Successor Company in exchange for 93% of the new common stock issued under the Plan, with the remaining 7% of the new common stock issued to the holders of record of our Series C Preferred Stock and our Common Stock as of February 7, 2005, with 3.5% going to each class. Simultaneously, all of our originally outstanding Series C Preferred Stock and our Common Stock were cancelled. In accordance with the Plan, the cash in the Liquidation Trust will be used to pay administrative costs and creditors of the Chapter 11 Proceedings. If there is any remaining cash in the Liquidation Trust, it will be used to settle a small portion of the aggregate $32,302,000 liquidation preference to which the holders of our Series C Preferred Stock as of February 7, 2005 are entitled.

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

On January 19, 2005 we paid approximately $889,000 as an initial payment to creditors for pre-petition liabilities representing approximately 50% of “Allowed Claims”.

The following assets and liabilities from our Balance Sheet as of the close of business on March 18, 2005 immediately before the Reorganization, along with all contingent assets and liabilities, were transferred to the Liquidation Trust (as provided for under the terms of the Plan) and the Company effectuated the completion of the Reorganization, thereby emerging from the Chapter 11 Proceedings:

ASSETS
Current assets:
Cash and cash equivalents	$100,000
Cash and cash equivalents in escrow	2,225,000
Due from Plan Sponsor	400,000
Due from winning auction sale bidder	64,000
Prepaid and other current assets	13,000
$2,802,000

LIABILITIES
Current liabilities:
Accounts payable	$212,000
Accrued liabilities	73,000
Total liabilities not subject to compromise	285,000
Pre-petition liabilities subject to compromise	1,572,000
Total liabilities	1,857,000

“Pre-petition liabilities subject to compromise” were as follows:

Accounts payable	$1,154,000
Accrued liabilities	206,000
Obligation for rejected real property lease	212,000
$1,572,000
Loan, Going Concern and Liquidity Uncertainties

On September 23, 2005, we executed a loan agreement with Trinad whereby Trinad has agreed to loan us up to a principal amount of $100,000 (the “Loan”) at any time and from time to time prior to our consummation of a Next Financing (as defined below). Trinad shall make advances to us in such amounts, as we shall request from time to time. The Loan bears interest at the prime rate plus 1 percent per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by us upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of our Common Stock to officers, directors or employees of, or consultants to, us in connection with their provision of services to us), to a third party or parties with proceeds to us of not less than $200,000 (a “Next Financing”).

As of September 30, 2005, we had cash of $13,000 remaining of the original $100,000 contributed to us by Trinad, as well as the ability to draw additional funds up to $100,000 from the Loan. We believe that we will have sufficient cash available to us to satisfy our monetary needs for the next fiscal year as a shell company. We also believe that Trinad has the financial ability and intent to fund our financial needs to the extent reasonably necessary. Since our emergence from bankruptcy from effectuating the Reorganization, we have had no liabilities related to the Chapter 11 Proceedings. We do not currently have an operating business and therefore have no ability to generate cash flow from operations in order to fund our ongoing financial needs past the next fiscal year.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Financial Reporting by Entities in Reorganization under the Bankruptcy Code

The accompanying financial statements have been prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. SOP 90-7 requires that the financial statements for periods subsequent to the Chapter 11 filing petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

All of the common stock that was outstanding prior to March 26, 2004 was cancelled and new shares of common stock were issued in accordance with the Plan. The reorganization value of the assets of the emerging entity immediately before the date of confirmation exceeded the total of all post-petition liabilities and allowed claims, therefore, the Company did not qualify for fresh start accounting under SOP 90-7 and continued its basis of accounting.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No. Description of Exhibit

31.1	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. WIRELESS DATA, INC.

Date: November 13, 2005	By:	/s/ Robert Ellin
Robert Ellin
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2005	By:	/s/ Jay Wolf
Jay Wolf
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

S-1