Form 10QSB
period 2005-12-31
U S WIRELESS DATA INC
filed 2006-02-14
CIK 895716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          for the quarterly period ended December 31, 2005

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-22848

U.S. Wireless Data, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State of incorporation)

84-1178691
(IRS Employer Identification No.)

2121 Avenue of the Stars, Suite 1650
Los Angeles, CA 90067
(Address of principal executive offices, including zip code)

(310) 601-2500
(Registrant's Telephone Number, including area code)

153 East 53rd Street, 48th Floor
New York, NY 10022
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

As of February 9, 2006, there were outstanding 5,949,730 shares of the Registrant’s Common Stock ($0.01 par value per share).

Transitional Small Business Disclosure Format. Yes [ ]     No [X]

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
DECEMBER 31, 2005 QUARTERLY REPORT ON FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this section, “Special Note Regarding Forward-Looking Statements,” references to “we,” “us,” “our,” “ours,” refer to U.S. Wireless Data, Inc.

To the extent that the information presented in this Quarterly Report on Form 10-QSB discuss financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Plan of Operation”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

December 31,
2005

ASSETS
Current assets:
Cash	$970,000

Total assets	$970,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued liabilities	$16,000

Total liabilities	16,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, 1,000,000 shares authorized at $.01 par value, no shares issued or outstanding at December 31, 2005
Common stock, 19,000,000 shares authorized at $.01 par value,
4,999,730 shares issued and outstanding	50,000
Additional paid in capital	990,000
Deficit accumulated during the development stage	(86,000)

Total stockholders' equity	954,000

Total liabilities and stockholders' equity	$970,000

See notes to condensed consolidated financial statements.

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED		Successor Company
	DECEMBER 31,		DECEMBER 31,		Cumulative Period From Inception (April 1, 2005)
	Successor	Predecessor	Successor	Predecessor	To
	Company	Company	Company	Company	December 31,
	2005	2004	2005	2004	2005

Continuing operations
General and administrative expenses	$(26,000)	$(420,000)	$(61,000)	$(727,000)	$(86,000)
Interest income	-	9,000	-	24,000	-
Interest expense	-	5,000	-	5,000	-
Other expenses	-	(8,000)	-	(9,000)	-
Loss before reorganization items
and discontinued operations	(26,000)	(414,000)	(61,000)	(707,000)	(86,000)

Reorganization items
Professional fees and U.S. Trustee fees	-	(12,000)	-	(69,000)	-
Loss before discontinued operations	(26,000)	(426,000)	(61,000)	(776,000)	(86,000)

Discontinued operations
Loss on discontinued operations	-	(93,000)	-	(247,000)	-
Loss from discontinued operations	-	(93,000)	-	(247,000)	-

Net loss	$(26,000)	$(519,000)	$(61,000)	$(1,023,000)	$(86,000)

Basic and diluted net loss per share:

Loss before reorganization items
and discontinued operations	$(0.01)	(a)	$(0.01)	(a)	$(0.01)
Loss from discontinued operations	-	(a)	-	(a)	-

Net loss per share	$(0.01)	(a)	$(0.01)	(a)	$(0.01)

Weighted average common shares outstanding, basic and diluted	4,337,000	(a)	4,168,000	(a)	4,168,000

See notes to condensed consolidated financial statements.

(a) See Note 4.

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Successor Company
	For the six months ended December 31,		Cumulative Period From Inception (April 1, 2005)
	2005	2004	to
	Successor	Predecessor	December 31,
	Company	Company	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,000)	$(1,023,000)	$(86,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Provision for doubtful accounts	-	52,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	(39,000)	-
Due from factor	-	63,000	-
Due from winning auction sale bidder	-	107,000	-
Prepaids and other current assets	-	287,000	-
Accounts payable and accrued liabilities	(3,000)	271,000	16,000
Prepetition liabilities subject to compromise	-	52,000	-
Net cash used in operating activities	(58,000)	(230,000)	(70,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	-	456,000	-
Transfer to Chapter 11 escrow accounts	-	(222,000)	-
Net cash provided by investing activities	-	234,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts from new issuances of stocks	1,000,000		1,000,000
Proceeds from Plan Sponsor	-	-	100,000
Costs related to acquisition of shell	-	-	(60,000)
Payments for real estate lease termination	-	(456,000)	-
Net cash provided (used in) financing activities	1,000,000	(456,000)	1,040,000

Net increase (decrease) in cash and cash equivalents	942,000	(452,000)	970,000

Cash and cash equivalents, beginning of period	28,000	912,000	-

Cash and cash equivalents, end of period	$970,000	$460,000	$970,000

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

Trinad and Management’s Plan of Operation

Trinad, a hedge fund dedicated to investing in micro-cap companies, is seeking to raise additional capital with a view to making us an attractive vehicle with which to acquire a business. It will then seek a suitable acquisition candidate. No such business has been identified and we are therefore subject to a number of risks, including: any acquisition consummated by us may turn out to be unsuccessful; our investors will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether financing that could have a dilutive effect on our present stockholders will be required in connection therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stages of development causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

Trinad has agreed that it will not dispose of any of our common stock held by it until an acquisition transaction has been consummated and a Current Report on Form 8-K setting forth the terms of the acquisition and audited financial statements of the acquisition target have been filed with the Securities and Exchange Commission (“SEC”).

Reorganization and the Liquidation Trust

On March 18, 2005, in accordance with the Plan (as defined below under the section titled, “Chapter 11 Proceedings”), Trinad, our Plan sponsor, became the holder of 93% of our newly issued common stock as further discussed in the paragraphs below (the “Reorganization”).

Additionally, on March 18, 2005, Robert Ellin became a director and our Chief Executive Officer, Jay Wolf became a director and our Chief Operating Officer and Chief Financial Officer and Barry Regenstein became a director. Robert Ellin and Jay Wolf are the Managing Member and Managing Director of Trinad, respectively.

In accordance with the Plan, Trinad contributed $400,000 in cash to the Predecessor Company (as defined in Note 2) and as of the close of business on March 18, 2005 (immediately before the Reorganization), all of the assets and liabilities of the Predecessor Company, with the exception of the public entity shell company, along with all contingent assets and liabilities, were transferred to the USWD Liquidation Trust (the “Liquidation Trust”). In addition, Trinad contributed $100,000 in cash to the Successor Company (as defined in Note 2) in exchange for 93% of the new common stock issued under the Plan, with the remaining 7% of the new common stock issued to the holders of record of our Series C Preferred Stock and our Common Stock as of February 7, 2005, with 3.5% going to each class. Simultaneously, all of the Company’s originally issued and outstanding Series C preferred stock and common stock were cancelled. In accordance with the Plan, the cash in the Liquidation Trust will be used to pay administrative costs and creditors in the Chapter 11 Proceedings. If there is any remaining cash in the Liquidation Trust, it will be used to settle a small portion of the aggregate $32,302,000 liquidation preference to which the holders of our Series C Preferred Stock are entitled as of February 7, 2005.

Chapter 11 Proceedings

On March 26, 2004 (the “Petition Date”), we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), in re U.S. Wireless Data, Inc., Case Number 04-12075 (the “Chapter 11 Proceedings”). Prior to the Chapter 11 Proceeding, we were principally engaged in providing wireless transaction delivery and gateway services to the payment processing industry. Since our inception, we had incurred significant losses and negative cash flow from operations.

We operated as a debtor-in-possession (“DIP”) under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court until the Reorganization.

On December 27, 2004, the Court confirmed our Amended Plan of Reorganization (the “Plan”). Additional details concerning the Plan are in the Amended Disclosure Statement filed with the Court in November 2004 in support of the Plan, the Amended Plan of Reorganization and Order Confirming Amended Plan of Reorganization, each of which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2005.

On January 19, 2005 we paid approximately $889,000 as an initial payment to creditors for pre-petition liabilities representing approximately 50% of “allowed claims” under the Plan.

The following assets and liabilities from our Balance Sheet as of the close of business on March 18, 2005, immediately before the Reorganization, along with all contingent assets and liabilities, were transferred to the Liquidation Trust (as provided for under the terms of the Plan), and the Company effectuated the completion of the Reorganization, thereby emerging from the Chapter 11 Proceedings:

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — THE COMPANY (continued)

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
$1,572,000

Loan, Stock Sales and Liquidity

On September 23, 2005, the Company executed a loan agreement with Trinad whereby Trinad agreed to loan the Company up to a principal amount of $100,000 (the “Loan”), at any time and from time to time, prior to the Company’s consummation of a Next Financing (as defined below). Trinad shall make advances to the Company in such amounts as the Company shall request from time to time. The Loan bears interest at the prime rate plus 1 percent per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of the Company’s Common Stock to officers, directors or employees of, or consultants to, the Company in connection with their provision of services to the Company), to a third party or parties with proceeds to the Company of not less than $200,000 (a “Next Financing”). As of December 31, 2005, the Company had not borrowed any amounts under the Loan and, thus, no amounts were outstanding under the loan agreement.

On December 30, 2005, the Company sold one million units consisting of one share of common stock and one warrant at a price of $1 per unit in a private placement for gross proceeds of $1,000,000. The warrants have an exercise price of $2 per share and expire in December 2007. As of December 31, 2005, the Company had approximately $970,000 of cash, which management believes is sufficient to satisfy our monetary needs for the next fiscal year.

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

NOTE 2 - BASIS OF PRESENTATION

The Company may be referred to as the “Predecessor Company” for all periods through the Reorganization and as the “Successor Company” for all periods after the recognition of the Reorganization. The Reorganization was effectuated as of the close of business on March 18, 2005; however, there was virtually no activity between March 19, 2005 and March 31, 2005. Therefore, for accounting purposes, we used March 31, 2005 as the date the Reorganization was effectuated.

As a result of (i) the sale of virtually all of our operating assets, and (ii) the Reorganization, the historical financial statements are irrelevant to any assessment of the Company on an ongoing basis. Accordingly, readers are advised not to rely on any historical financial information in considering an investment in or disposition of the Company’s stock.

There were no revenues during the three and six month periods ended December 31, 2005 and 2004 from discontinued operations.

Basis of Presentation and Use of Estimates

The accompanying interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and have been prepared by us, without an audit, pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the financial statements. Operating results for the periods presented are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005.

The accompanying financial statements have been prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. SOP 90-7 requires that the financial statements for periods subsequent to the Chapter 11 filing petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. All pre-petition claims were transferred to the Liquidation Trust on March 18, 2005 in accordance with the Reorganization. Revenues, expenses, realized gains and losses and provision for losses resulting from the reorganization are reported separately as “Reorganization items” in the accompanying condensed consolidated statements of operations.

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

All of the common stock that was outstanding prior to the Petition Date was cancelled and new shares of common stock were issued in accordance with the Plan. The reorganization value of the assets of the emerging entity immediately before the date of confirmation exceeded the total of all post-petition liabilities and allowed claims; therefore, the Company did not qualify for fresh start accounting under SOP 90-7 and continued its basis of accounting.

The Company is subject to a number of risks similar to those of other development stage companies including dependence on key individuals, dependence on outside sources of capital, completion of an asset acquisition, merger, and exchange of capital stock or other business combination with a domestic or foreign business. There are no assurances, however, that the Company will be able to obtain additional financing or achieve the completion of an asset acquisition, merger or other business combination on favorable terms.

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current presentation.

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

For stock-based compensation issued to non-employees, we utilize the fair value method prescribed in SFAS No. 123.

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION (continued)

Stock-based Compensation (continued)

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

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
Loss from continuing operations	$(26,000)	$(426,000)	$(61,000)	$(776,000)
Loss from discontinued operations	-	(93,000)	-	(247,000)

Net loss, as reported	(26,000)	(519,000)	(61,000)	(1,023,000)
Deduct: Total stock-based compensation expense determined under fair value based method	-	(62,000)	-	(139,000)
Pro forma net loss	$(26,000)	$(581,000)	$(61,000)	$(1,162,000)

Per share, as reported (a)
From continuing operations	$(0.01)	(a)	$(0.01)	(a)
From discontinued operations	-	(a)	-	(a)
Net	$(0.01)	(a)	$(0.01)	(a)
Per share, pro forma (a)
From continuing operations	$(0.01)	(a)	$(0.01)	(a)
From discontinued operations	-	(a)	-	(a)

Net	$(0.01)	(a)	$(0.01)	(a)

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

As of the effective date of the Plan and as provided for under the provisions of the Plan, all outstanding warrants and options expired without value.

NOTE 3 - AUCTION SALES

Loss from the discontinued operations relating to the auction sales are as follows:

	Three months ended December 31,		Six months ended December 31,

Revenues	$-	$-	$-	$-
Loss from operations	-	$(93,000)	-	$(247,000)

NOTE 4 — NET LOSS PER SHARE

Net loss per common share is computed in accordance with the provisions of SFAS No. 128, “Earnings per Share”. SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. During the periods presented in the Statements of Operations, such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. At December 31, 2005, the incremental share amounts were excluded from the calculation totaling 1,000,000 shares of common stock issuable upon the exercise of the warrants issued in connection with the private placement offering.

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

NOTE 5 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of non-cash financing and investing activities:

Six months ended December 31, 2005 and 2004

1.	Conversion of 10,000 shares of Series C Convertible Preferred Stock into 16,667 shares of Common Stock during the six months ended September 30, 2004.

NOTE 6 - EQUITY TRANSACTIONS

During December 2005, the Company sold one million units consisting of one share of common stock and one warrant at a price of $1 per unit in a private placement. The warrants have an exercise price of $2 per share and expire in December 2007.

NOTE 7 —RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position 109-1 (“FSP 109-1”), Application of FASB Statement No. 109 (FASB No. 109”), “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. Any tax benefits resulting from the new deduction will be effective for the Company’s fiscal year ending December 31, 2005. This staff position is not expected to have a material impact on the Company’s condensed consolidated financial statements.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. However, SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123 (R) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates of SFAS 123 (R). The new rule allows companies to implement SFAS 123 (R) at the beginning of their next fiscal year that begins after June 15, 2005 or December 15, 2005 for small business issuers.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No.123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt SFAS No. 123(R) effective January 1, 2006 using the modified prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method per Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based awards granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and income per share in "Share-Based Compensation" in Note 2--" Basis of Presentation" in the accompanying condensed consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

The FASB issued SFAS 153, Exchange of Nonmonetary Assets, which changes the guidance in Accounting Principles Board (APB) Opinion 29, Accounting for Nonmonetary Transactions. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the nonmonetary assets exchange occurring in the fiscal period beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on the Company’s condensed consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS 3. The statement applies to all voluntary changes in accounting for and reporting of a change in accounting principle. SFAS is effective for accounting changes and error corrections made in the fiscal year beginning December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material impact on the Company’s condensed consolidated financial statements.

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - SUBSEQUENT EVENTS

On January 16, 2006, the Company completed the second and final tranche of a private placement offering of 950,000 units at $1 per unit for gross proceeds of $950,000. Each unit consisted of (i) one share of its common stock, par value $.01 per share, and (ii) one warrant to purchase, for a period of two years and at an exercise price of $2.00 per share, one full share of common stock The Company will use the proceeds from the sale of the units for working capital and general corporate purposes. No underwriter or placement agent was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the units.

On January 18, 2006, Mr. David Chazen was appointed President and a member of the Board of Directors, and will be compensated for his services as President at a rate of $10,000 per month. As compensation for agreeing to serve as a member of the Company’s Board of Directors, Mr. Chazen was granted a warrant to purchase 150,000 shares of the Company’s common stock, at an exercise price of $1.00 that expires on January 18, 2008. Additionally, on January 18, 2006, Mr. Barry Regenstein, for his services as a member of the Board of Directors, was granted a warrant to purchase 50,000 shares of the Company’s common stock, at an exercise price of $1.00 that expires on January 18, 2008. The Company has valued the warrants issued at approximately $300,000 using the Black-Scholes Model, assuming a life of two years, volatility of 445.8% and a risk free borrowing rate of 4.35%, and will be charged to compensation expense in the third quarter.

ITEM 2. MANAGEMENT’S PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission (“SEC”) (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) or Section 21E of the Securities Exchange Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) our inability to obtain sufficient cash to fund ongoing obligations and continue as a going concern; (ii) our ability to carry out our operating strategy; and (iii) other factors including those discussed below. We undertake no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of unanticipated events.

Overview

U.S. Wireless Data, Inc. (“USWD”, the “Company”, “we”, “us”, “our” or similar terms) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. We are currently a “shell” company with no operations and controlled by Trinad Capital, L.P. (“Trinad”), our majority stockholder. The Company intends to serve as a vehicle to effect on asset acquisition, merger and exchange of capital stock or other business combination with a domestic or foreign business.

The Company may be referred to as the “Predecessor Company” for all periods through the Reorganization (as defined below) and as the “Successor Company” for all periods after the recognition of the Reorganization. The Reorganization was effectuated as of the close of business on March 18, 2005; however, there was virtually no activity between March 19, 2005 and March 31, 2005. Therefore, for accounting purposes, we used March 31, 2005 as the date the Reorganization was effectuated.

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

Trinad and Management’s Plan of Operation

Trinad, a hedge fund dedicated to investing in micro-cap companies, is seeking to raise additional capital with a view to making us an attractive vehicle with which to acquire a business. It will then seek a suitable acquisition candidate. No such business has been identified and we are therefore subject to a number of risks, including: any acquisition consummated by us may turn out to be unsuccessful; our investors will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether financing that could have a dilutive effect on our present stockholders will be required in connection therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stages of development causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

Trinad has agreed that it will not dispose of any of our common stock held by it until an acquisition transaction has been consummated and a Current Report on Form 8-K setting forth the terms of the acquisition and audited financial statements of the acquisition target have been filed with the SEC.

Reorganization and the Liquidation Trust

On March 18, 2005, in accordance with the Plan (as defined below under the section titled, “Chapter 11 Proceedings”), Trinad, our Plan sponsor, became the holder of 93% of our newly issued common stock as further discussed in the paragraphs below (the “Reorganization”).

Additionally, on March 18, 2005, Robert Ellin became a director and Chief Executive Officer, Jay Wolf became a director, Chief Operating Officer and Chief Financial Officer, and Barry Regenstein became a director of the Company. Robert Ellin and Jay Wolf are the Managing Member and Managing Director of Trinad, respectively.

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

Chapter 11 Proceedings

On March 26, 2004 (the “Petition Date”), we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), in re U.S. Wireless Data, Inc., Case Number 04-12075 (the “Chapter 11 Proceeding”). Prior to the Chapter 11 Proceeding, we were principally engaged in providing wireless transaction delivery and gateway services to the payment processing industry. Since our inception, we had incurred significant losses and negative cash flow from operations.

We operated as a debtor-in-possession (“DIP”) under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court until the Reorganization.

On December 27, 2004, the Court confirmed our Amended Plan of Reorganization (the “Plan”). Additional details concerning the Plan are in the Amended Disclosure Statement filed with the Court in November 2004 in support of the Plan, the Amended Plan of Reorganization and Order Confirming Amended Plan of Reorganization, each of which is filed as an exhibit to the Current Report on Form 8-K filed with the SEC on January 18, 2005.

On January 19, 2005 we paid approximately $889,000 as an initial payment to creditors for pre-petition liabilities, representing approximately 50% of “allowed claims” under the Plan.

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
$1,572,000

Loan, Stock Sales and Liquidity

On September 23, 2005, the Company executed a loan agreement with Trinad whereby Trinad agreed to loan the Company up to a principal amount of $100,000 (the “Loan”), at any time and from time to time, prior to the Company’s consummation of a Next Financing (as defined below). Trinad shall make advances to the Company in such amounts as the Company shall request from time to time. The Loan bears interest at the prime rate plus 1 percent per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of the Company’s Common Stock to officers, directors or employees of, or consultants to, the Company in connection with their provision of services to the Company), to a third party or parties with proceeds to the Company of not less than $200,000 (a “Next Financing”). As of December 31, 2005, the Company had not borrowed any amounts under the Loan and, thus, no amounts were outstanding under the loan agreement.

On December 30, 2005, the Company sold one million units consisting of one share of common stock and one warrant at a price of $1 per unit in a private placement for gross proceeds of $1,000,000. The warrants have an exercise price of $2 per share and expire in December 2007. As of December 31, 2005, the Company had approximately $970,000 of cash, which management believes is sufficient to satisfy our monetary needs for the next fiscal year.

On January 16, 2006, the Company, completed the second and final tranche of a private placement offering of 950,000 units at $1 per unit for gross proceeds of $950,000. Each unit consisted of (i) one share of common stock, par value $.01 per share and (ii) one warrant to purchase, for a period of two years and at an exercise price of $2.00 per share, one full share of common stock The Company will use the proceeds from the sale of the units for working capital and general corporate purposes. No underwriter or placement agent was involved in the transaction and no commissions or other remuneration were paid in connection with the offer and sale of the units.

Management Changes

On January 18, 2006, upon the appointment of Mr. David Chazen as President and a member of the Board of Directors (as discussed below), the Company agreed to compensate Mr. Chazen for his services as President at a rate of $10,000 per month. This compensation arrangement can be terminated by either the Company or Mr. Chazen upon written notice to the other party. In addition, for agreeing to serve as a member of the Company’s Board of Directors, Mr. Chazen was granted a warrant to purchase 150,000 shares of the Company’s common stock, having an exercise price of $1.00 and an expiration date of January 18, 2008. Furthermore, on January 18, 2006, Mr. Barry Regenstein, a member of the Company’s Board of Directors, was granted, for his services as a director, a warrant to purchase 50,000 shares of the Company’s common stock, having an exercise price of $1.00 and an expiration date of January 18, 2008. The warrants granted to Messrs. Chazen and Regenstein contain standard piggyback registration rights; provided, however, that the shares of common stock issued upon exercise will be subject to restrictions on resale for a period of one year from the date of exercise.

The Company has valued the warrants issued at approximately $300,000 using the Black-Scholes Model, assuming a life of two years, volatility of 445.8% and a risk free borrowing rate of 4.35%, and will be charged to compensation expense in the third quarter.

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

All of the common stock that was outstanding prior to the Petition Date was cancelled and new shares of common stock were issued in accordance with the Plan. The reorganization value of the assets of the emerging entity immediately before the date of confirmation exceeded the total of all post-petition liabilities and allowed claims, therefore, the Company did not qualify for fresh start accounting under SOP 90-7 and continued its basis of accounting.

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

(b) Changes in Internal Controls. There were no significant changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to legal proceedings arising in the ordinary course of our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 30, 2005, the Company sold one million units consisting of one share of common stock and one warrant at a price of $1 per unit in a private placement for gross proceeds of $1,000,000. The warrants have an exercise price of $2 per share and expire in December 2007. The units were sold to certain accredited investors pursuant to Rule 506 of Regulation D of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No. Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. WIRELESS DATA, INC.
Dated: February 14, 2006	By:	/s/ Robert Ellin
Robert Ellin
Chief Executive Officer
(Principal Executive Officer)
Dated: February 14, 2006	By:	/s/ Jay Wolf
Jay Wolf
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)