Form 10QSB
period 2006-03-31
U S WIRELESS DATA INC
filed 2006-05-15
CIK 895716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of May 15, 2006, there were outstanding 9,499,730 shares of the Registrant’s Common Stock ($0.01 par value per share).

Transitional Small Business Disclosure Format. Yes ☐  No ☒

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
MARCH 31, 2006 QUARTERLY REPORT ON FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this section, “Special Note Regarding Forward-Looking Statements,” references to “we,” “us,” “our,” refer to U.S. Wireless Data, Inc.

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

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above the other cautionary statement in this Quarterly Report.

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS	March 31, 2006
Current assets:
Cash	$5,217,000

Total assets	$5,217,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued liabilities	$115,000

Total liabilities	115,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, 1,000,000 shares authorized at $.01 par value,
no shares issued or outstanding at March 31, 2006	-
Common stock, 19,000,000 shares authorized at $.01 par value,
9,499,730 shares issued and outstanding	95,000
Additional paid-in capital	5,826,000
Deficit accumulated during development stage	(819,000)

Total stockholders' equity	5,102,000

Total liabilities and stockholders' equity	$5,217,000

See notes to condensed consolidated financial statements.

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Successor
					Company
					Cumulative
					Period
	THREE MONTHS ENDED		NINE MONTHS ENDED		From Inception
	MARCH 31,		MARCH 31,		(April 1, 2005)
	Successor	Predecessor	Successor	Predecessor	To
	Company	Company	Company	Company	March 31,
	2006	2005	2006	2005	2006

Continuing operations
General and administrative expenses	$(747,000)	$(254,000)	$(808,000)	$(981,000)	$(833,000)
Interest income	14,000	-	14,000	-	14,000
Interest expense	-	(1,000)	-	4,000	-
Other expenses	-	49,000	-	40,000	-
Loss before reorganization items
and discontinued operations	(733,000)	(206,000)	(794,000)	(937,000)	(819,000)

Reorganization items
Gain on sale of shell	-	400,000	-	400,000	-
Professional fees and U.S. Trustee fees	-	(22,000)	-	(91,000)	-
Interest income	-	9,000	-	33,000	-
Income (Loss) from continuing operations	(733,000)	181,000	(794,000)	(595,000)	(819,000)

Discontinued operations
Loss on discontinued operations	-	(58,000)	-	(305,000)	-
Gain on sale of discontinued operations	-	5,000	-	5,000	-
Loss from discontinued operations	-	(53,000)	-	(300,000)	-

Net income (loss)	$(733,000)	$128,000	$(794,000)	$(895,000)	$(819,000)

Basic and diluted
Net Loss per share from
from continuing operations	$(0.12)	(a )	$(0.17)	(a )	$(0.18)
Net Loss per share from discontinued operations	-	(a )	-	(a )	-

Net loss per share	$(0.12)	(a )	$(0.17)	(a )	$(0.18)

Weighted average common shares
outstanding, basic and diluted	5,988,000	4,000,000	4,598,000	4,000,000	4,598,000

See notes to condensed consolidated financial statements.

(a) See Note 4.

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Successor
			Company
			Cumulative
			Period
	For the nine months ended March 31,		From Inception
	2006	2005	(April 1, 2005)
	Successor	Predecessor	To
	Company	Company	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(794,000)	$(895,000)	$(819,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	-	53,000	-
Stock-based compensation	381,000	-	381,000
Changes in operating assets and liabilities:
Accounts receivable	-	(39,000)	-
Due from factor	-	63,000	-
Due from plan sponsor	-	(400,000)	-
Due from winning auction sale bidder	-	107,000	-
Prepaid and other current assets	-	357,000	-
Accounts payable and accrued liabilities	102,000	174,000	115,000
Accrued liabilities	-	(486,000)	-
Prepetition liabilities subject to compromise	-	(909,000)	-
Net cash used in operating activities	(311,000)	(1,975,000)	(323,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	-	456,000	-
Transfer to Chapter 11 escrow accounts	-	(668,000)	-
Transfer from Chapter 11 escrow accounts	-	1,831,000	-
Transfer to Liquidation Trust	-	(100,000)	-
Transfer to Plan Sponsor escrow account	-	(100,000)	-
Transfer from Plan Sponsor escrow account	-	49,000	-
Net cash provided by investing activities	-	1,468,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuances	5,500,000	-	5,500,000
Proceeds from Plan Sponsor	-	100,000	100,000
Costs related to acquisition of shell	-	(49,000)	(60,000)
Payments for real estate lease termination	-	(456,000)	-
Net cash provided (used in) financing activities	5,500,000	(405,000)	5,540,000

Net increase (decrease) in cash and cash equivalents	5,189,000	(912,000)	5,217,000
Cash and cash equivalents, beginning of period	28,000	912,000	-
Cash and cash equivalents, end of period	$5,217,000	$-	$5,217,000

See notes to condensed consolidated financial statements.

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — THE COMPANY

U.S. Wireless Data, Inc. (“USWD”, the “Company”, “we”, “us”, “our” or similar terms) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. We are currently a “shell” company with no operations and controlled by Trinad Capital, L.P. (“Trinad”), our major shareholder. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

(Unaudited)

NOTE 1 — THE COMPANY (continued)

of the aggregate $32,302,000 liquidation preference to which the holders of our Series C Preferred Stock as of February 7, 2005 are entitled.

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
$1,572,000

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — THE COMPANY (continued)

Loan, Stock Sales and Liquidity

On September 23, 2005, the Company executed a loan agreement with Trinad whereby Trinad has agreed to loan the Company up to a principal amount of $100,000 (the “Loan”) at any time and from time to time prior to the Company’s consummation of a Next Financing (as defined below). Trinad shall make advances to the Company in such amounts, as the Company shall request from time to time. The Loan bears interest at the prime rate plus 1 percent per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of the Company’s Common Stock to officers, directors or employees of, or consultants to, the Company in connection with their provision of services to the Company), to a third party or parties with proceeds to the Company of not less than $200,000 (a “Next Financing”). As of March 31, 2006, no amounts were outstanding under the loan agreement.

During the three months ended March 31, 2006, the Company sold 5,500,000 units, consisting of one share of common stock and one warrant, at a price of $1 per unit in three private placements. The warrants have an exercise price of $2 per share and expire 1,000,000 in December 2007, 950,000 in January 2008 and 3,550,000 in March 2008. As of March 31, 2006, the Company had approximately $5,217,000 of cash, which management believes is sufficient to satisfy our monetary needs for the next fiscal year. During the three months ended March 31, 2006, the Company’s stock price was trading from $1.30 to $2.30. The Company has determined that all of the proceeds from the sale of the units were allocated to the shares of common stock contained in the units at $1 per share. As a result, no value was allocated to the warrants granted in connection with the sale of these units.

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

As a result of (i) the sale of virtually all of our operating assets, , and (ii) the Reorganization the historical financial statements are irrelevant to any assessment of the Company on an ongoing basis. Accordingly, readers are advised not to rely on any historical financial information in considering an investment in or disposition of our stock.

There were no revenues during the three and nine month periods ended March 31, 2006 and 2005 from discontinued operations.

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - BASIS OF PRESENTATION (continued)

Basis of Presentation and Use of Estimates

The accompanying interim condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and have been prepared by us, without an audit pursuant to the rules and regulations of the Security and Exchange Commission. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. Operating results for the periods presented are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report for the year ended June 30, 2005 on Form 10-KSB.

The accompanying condensed consolidated financial statements have been prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. SOP 90-7 requires that the financial statements for periods subsequent to the Chapter 11 filing petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. All pre-petition claims were transferred to the Liquidation Trust on March 18, 2005 in accordance with the Reorganization. Revenues, expenses, realized gains and losses and provision for losses resulting from the reorganization are reported separately as “Reorganization items” in the accompanying condensed consolidated statements of operations.

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
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - BASIS OF PRESENTATION (continued)
Stock-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s third quarter in fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was approximately $381,000 which consisted of warrant granted to Board Members and an Officer (See Note 8). There was no stock-based compensation expense related to employee equity awards during the three and nine months ended March 31, 2005 under APB 25.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Condensed Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”  (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Condensed Consolidated Statement of Operations, other than as related to acquisitions, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the modified prospective transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Condensed Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - AUCTION SALES

Loss from the discontinued operations relating to the Auction Sales are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Revenues	$-	$-	$-	$-
Loss from operations	-	(93,000)	-	(247,000)

NOTE 4 — NET LOSS PER SHARE

Net loss per common share is computed in accordance with the provisions of SFAS No. 128, “Earnings per Share”. SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. During the periods presented in the Statements of Operations, 5,750,000 warrants to purchase shares of common stock have been excluded from the calculation since their effect would be anti-dilutive.

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

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of non-cash financing and investing activities:
Nine months ended March 31, 2006 and 2005

1.	Conversion of 10,000 shares of Series C Convertible Preferred Stock into 16,667 shares of Common Stock during the nine months ended March 31, 2005.

NOTE 6 - EQUITY TRANSACTIONS

During the three months ended March 31, 2006, the Company sold 5,500,000 units, consisting of one share of common stock and one warrant, at a price of $1 per unit in three private placements for net proceeds of $5,500,000. The warrants have an exercise price of $2 per share and expire 1,000,000 in December 2007, 950,000 in January 2008 and 3,550,000 in March 2008. During the three months ended March 31, 2006, the Company’s stock price was trading from $1.30 to $2.30. The Company has determined that all of the proceeds from the sale of the units were allocated to the shares of common stock contained in the units at $1 per share. As a result, no value was allocated to the warrants granted in connection with the sale of these units.

NOTE 7 —RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position 109-1 (“FSP 109-1”), Application of FASB Statement No. 109 (FASB No. 109”), “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. Any tax benefits resulting from the new deduction will be effective for the Company’s fiscal year ending March 31, 2006. This staff position is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our condensed consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our condensed consolidated financial condition or results of operations.

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - EXECUTIVE COMPENSATION

On January 18, 2006, upon the appointment of Mr. David Chazen as President and a member of the Board of Directors, the Company has agreed to compensate Mr. Chazen for his services as President at a rate of $10,000 per month. This compensation arrangement can be terminated by either the Company or Mr. Chazen upon written notice to the other party. In addition, for agreeing to serve as a member of the Company’s Board of Directors, Mr. Chazen was granted a warrant to purchase 150,000 shares of the Company’s common stock, having an exercise price of $1.00 and an expiration date of January 18, 2008. Furthermore, on January 18, 2006, Mr. Barry Regenstein, a member of the Company’s Board of Directors, was granted, for his services as a member, a warrant to purchase 50,000 shares of the Company’s common stock, having an exercise price of $1.00 and an expiration date of January 18, 2008. The warrants granted to Messrs. Chazen and Regenstein contain standard piggyback registration rights, provided, however, the shares of common stock issued upon exercise will be subject to restrictions on resale for a period of one year from the date of exercise. The Company recognized approximately $300,000 of stock-based compensation expense related to the issuance of the warrants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected Life (years)	2
Interest Rate	4.35%
Volatility	446%
Dividend Yield	0

On February 13, 2006, upon the appointment of Mr. David Goddard as a member of the Board of Directors, he was granted a warrant to purchase 50,000 shares of the Company’s common stock, having an exercise price of $1.00 and an expiration date of February 13, 2008. The warrant contains standard piggyback registration rights, provided, however, the shares of common stock issued upon exercise will be subject to restrictions on resale for a period of one year from the date of exercise. The Company recognized approximately $81,000 of stock-based compensation expense related to the issuance of the warrants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected Life (years)	2
Interest Rate	4.68%
Volatility	321%
Dividend Yield	0

NOTE 9 - RELATED PARTY TRANSACTION

On March 10, 2006, a Management Agreement with Trinad Management, LLC ("Trinad") and the Company, pursuant to which Trinad agrees to provide the Company with certain management services (the "Management Services"), including without limitation, the sourcing, structuring and negotiation of a potential business combination involving the Company became effective. As compensation for such Management Services the Company shall pay Trinad a monthly management fee of $30,000 for a period of five years. The Company may terminate the agreement by paying a termination fee of $1,000,000. Trinad and its affiliates collectively own approximately 55% of the Company's issued and outstanding Common Stock.

U.S. WIRELESS DATA, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
NOTE 10 - SUBSEQUENT EVENTS

On April 20, 2006, the Company, provided a bridge loan of $300,000 to StarVox Communications, Inc. (“StarVox”). The loan has a term of 120 days. The loan provides for an interest rate of 10% per annum and is secured by a lien on all of the assets of StarVox.

On April 26, 2006, the Company announced that it has executed a letter of intent which sets forth the preliminary terms and conditions of a proposed merger transaction between the Company and StarVox. In connection with the merger, the shareholders of StarVox will exchange their shares of capital stock in StarVox for capital stock of the Company. The number of shares of the Company’s stock to be received by the shareholders of StarVox will be dependent upon certain events and conditions at the time of closing.

StarVox is a facilities-based next generation Infrastructure and Applications service provider, that offers wholesale and retail traditional voice services and enhanced VoIP services over its domestic VoIP network and its international wholesale network. StarVox’s domestic VoIP network provides over 300 Points of Presence (POPs) which allows access from about 80% of business sites. StarVox also provides local services to about 65% of business sites. A full suite of traditional and enhanced products is available to wholesale and retail customers. The international wholesale network offers reliable cost effective worldwide connectivity to both established and emerging carriers. StarVox owns both its application technologies and domestic and international VoIP networks, which gives it a competitive advantage. StarVox works with a variety of channels (such as, ISPs, CLECs, Telecom Agents, Carriers, Affinity Groups, Property Management Groups, etc.) that are interested in migrating customers from traditional separate voice and data communications connections to a converged voice/data connection. StarVox offers a complete “turnkey” package of services to its channels with individual branding. StarVox services target small, medium and larger sized businesses (both single site and multi-site) that are interested in lowering their communications monthly costs by 20% to 40% by migrating to a converged service.

The closing of the transaction is subject to certain conditions, including execution of a definitive merger agreement and the completion of due diligence. There can be no assurance that the merger will be consummated or, if consummated, that it will be consummated on the terms set forth in the letter of intent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Overview

U.S. Wireless Data, Inc. (“USWD”, the “Company”, “we”, “us”, “our” or similar terms) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. We are currently a “shell” company with no operations and controlled by Trinad Capital, L.P. (“Trinad”), our major stockholder. The Company intends to serve as a vehicle to effect on asset acquisition, merger and exchange of capital stock or other business combination with a domestic or foreign business.

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
$1,572,000

Loan, Stock Sales and Liquidity

On September 23, 2005, the Company executed a loan agreement with Trinad whereby Trinad has agreed to loan the Company up to a principal amount of $100,000 (the “Loan”) at any time and from time to time prior to the Company’s consummation of a Next Financing (as defined below). Trinad shall make advances to the Company in such amounts, as the Company shall request from time to time. The Loan bears interest at the prime rate plus 1 percent per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of the Company’s Common Stock to officers, directors or employees of, or consultants to, the Company in connection with their provision of services to the Company), to a third party or parties with proceeds to the Company of not less than $200,000 (a “Next Financing”). As of March 31, 2006, no amounts were outstanding under the loan agreement.

During the nine months ended March 31, 2006, the Company sold 5.5 million units consisting of one share of common stock and one warrant at a price of $1 per unit in three private placements for net proceeds of $5,500,000. The warrants have an exercise price of $2 per share and expire in December 2007. As of March 31, 2006, the Company had approximately $5,200,000 of cash, which management believes is sufficient to satisfy our monetary needs for the next fiscal year.

Loan Receivable and Letter of Intent

On April 20, 2006, the Company, provided a bridge loan of $300,000 to StarVox Communications, Inc. (“StarVox”). The loan has a term of 120 days. The loan provides for an interest rate of 10% per annum and is secured by a lien on all of the assets of StarVox.

On April 26, 2006, the Company announced that it has executed a letter of intent which sets forth the preliminary terms and conditions of a proposed merger transaction between the Company and StarVox. In connection with the merger, the shareholders of StarVox will exchange their shares of capital stock in StarVox for capital stock of the Company. The number of shares of the Company’s stock to be received by the shareholders of StarVox will be dependent upon certain events and conditions at the time of closing.

StarVox is a facilities-based next generation Infrastructure and Applications service provider, that offers wholesale and retail traditional voice services and enhanced VoIP services over its domestic VoIP network and its international wholesale network. Starvox’s domestic VoIP network provides over 300 Points of Presence (POPs) which allows access from about 80% of business sites. StarVox also provides local services to about 65% of business sites. A full suite of traditional and enhanced products is available to wholesale and retail customers. The international wholesale network offers reliable cost effective worldwide connectivity to both established and emerging carriers. StarVox owns both its application technologies and domestic and international VoIP networks, which gives it a competitive advantage. StarVox works with a variety of channels (such as, ISPs, CLECs, Telecom Agents, Carriers, Affinity Groups, Property Management Groups, etc.) that are interested in migrating customers from traditional separate voice and data communications connections to a converged voice/data connection. StarVox offers a complete “turnkey” package of services to its channels with individual branding. StarVox services target small, medium and larger sized businesses (both single site and multi-site) that are interested in lowering their communications monthly costs by 20% to 40% by migrating to a converged service.

The closing of the transaction is subject to certain conditions, including execution of a definitive merger agreement and the completion of due diligence. There can be no assurance that the merger will be consummated or, if consummated, that it will be consummated on the terms set forth in the letter of intent.

MANAGEMENT CHANGES

On January 18, 2006, upon the appointment of Mr. David Chazen as President and a member of the Board of Directors (as discussed below), the Company has agreed to compensate Mr. Chazen for his services as President at a rate of $10,000 per month. This compensation arrangement can be terminated by either the Company or Mr. Chazen upon written notice to the other party. In addition, for agreeing to serve as a member of the Company’s Board of Directors, Mr. Chazen was granted a warrant to purchase 150,000 shares of the Company’s common stock, having an exercise price of $1.00 and an expiration date of January 18, 2008. Furthermore, on January 18, 2006, Mr. Barry Regenstein, a member of the Company’s Board of Directors, was granted, for his services as a member, a warrant to purchase 50,000 shares of the Company’s common stock, having an exercise price of $1.00 and an expiration date of January 18, 2008. The warrants granted to Messrs. Chazen and Regenstein contain standard piggyback registration rights, provided, however, the shares of common stock issued upon exercise will be subject to restrictions on resale for a period of one year from the date of exercise.

On February 13, 2006, upon the appointment of Mr. David Goddard as a member of the Board of Directors, he was granted a warrant to purchase 50,000 shares of the Company’s common stock, having an exercise price of $1.00 and an expiration date of February 13, 2008. The warrant contains standard piggyback registration rights, provided, however, the shares of common stock issued upon exercise will be subject to restrictions on resale for a period of one year from the date of exercise.

The Company has valued the warrants issued at approximately $381,000 using the Black-Scholes Model, which was charged to compensation expense in the third quarter.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s third quarter in fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three and nine months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for each of the three and nine months ended March 31, 2006 was approximately $381,000 which consisted of warrant granted to Board Members and an Officer (See Note 8). There was no stock-based compensation expense related to employee equity awards during the three and nine months ended March 31, 2005 under APB 25.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Condensed Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”  (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Condensed Consolidated Statement of Operations, other than as related to acquisitions, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

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

U.S. WIRELESS DATA, INC.
Dated: May 15 , 2006	By:	/s/ Robert Ellin
Robert Ellin
Chief Executive Officer
(Principal Executive Officer)
Dated: May 15, 2006		/s/ Jay Wolf
Jay Wolf
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)