Form 10KSB
period 2006-06-30
U S WIRELESS DATA INC
filed 2006-10-13
CIK 895716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
[Mark One]

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission file no.: 0-22848

U.S. WIRELESS DATA, INC.
(Name of small business issuer in its charter)

Delaware	84 -1178691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2121 Avenue of the Stars, Suite 1650, Los Angeles, CA 90067
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 601-2500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Exchange Act

$.01 Par Value Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The issuer’s revenues for the fiscal year ended June 30, 2006 were $0. The aggregate market value of the issuer’s voting common equity held as of October 10, 2006 by non-affiliates of the Issuer was approximately $18,118,920 based on the market mean price of $4.00 as of October 10, 2006.

As of October 10, 2006, the issuer had 9,499,730 shares of its $0.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☒ No ☐

U.S. Wireless Data, Inc.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED JUNE 30, 2006

PART I

ITEM 1. DESCRIPTION OF BUSINESS

U.S. Wireless Data, Inc. (“USWD”, the “Company”, “we”, “us”, “our” or similar terms) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. We are currently a “shell” company with no operations and controlled by Trinad Capital LP (“Trinad”), our majority stockholder.

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

Management’s Plan of Operation

The Company has raised additional capital with a view to making us an attractive vehicle with which to acquire a business. On June 14, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) StarVox Communications, Inc. Upon closing, the loans receivable will be converted into capital of the newly merged entity, and the shares of StarVox common and preferred stock outstanding immediately prior to the effective time of the merger shall be converted on a pro rata basis automatically into the right to receive 451.004079 shares of fully paid and non-assessable shares of the Company’s preferred stock which, when converted, will equal 18,494,534 fully paid and non-assessable shares of the Company’s common stock. At the closing of the merger, the shareholders of the Company will, by shareholder consent, increase the authorized number of shares of Preferred Stock and Common Stock to ensure that there are sufficient authorized shares available. Additionally, at the effective time of the merger, each outstanding option to acquire StarVox capital stock, whether vested or unvested, will be assumed by the Company and will be deemed to constitute an option to acquire, on the same terms and conditions, the same number of shares of the Company’s common stock as the holder of such option would have been entitled to receive pursuant to the merger had such holder exercised such option in full including unvested shares, immediately prior to the effective time. At closing, the Company will issue warrants to acquire shares of Company’s Preferred Stock, which such number of shares of Company’s Preferred Stock to be based on the exchange ratio used in the merger, to existing warrant holders of StarVox such that the holder of such warrants upon exercise will receive that number of shares of the Company’s Common Stock as such holder would have been entitled to receive pursuant to the merger had such holder exercised such warrants immediately prior to the effective time of the merger, with the same expiration date as currently exists and at a per share exercise price proportionately adjusted for the exchange ratio.

There can be no assurance that the merger will be consummated or, if consummated, that it will be consummated on the terms set forth in the Merger Agreement. We are therefore subject to a number of risks, including: this or any other acquisition consummated by us may turn out to be unsuccessful;, and whether financing that could have a dilutive effect on our present stockholders will be required in connection therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stage of development causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our Common Stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our Common Stock.

On March 10, 2006, the Company and Trinad Management, LLC ("Trinad Management") entered into a Management Agreement, pursuant to which Trinad Management agrees to provide the Company with certain management services (the "Management Services"), including without limitation, the sourcing, structuring and negotiation of a potential business combination involving the Company became effective. As compensation for such Management Services the Company shall pay Trinad Management a monthly management fee of $30,000 for a period of five years. The Company may terminate the agreement by paying a termination fee of $1,000,000. Trinad and its affiliates collectively own approximately 40% of the Company's issued and outstanding Common Stock. The Company paid $90,000 in fees to Trinad Management during the year ended June 30, 2006.

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

In accordance with the Plan, Trinad contributed $400,000 in cash to the Predecessor Company and as of the close of business on March 18, 2005 (immediately before the Reorganization), all of the assets and liabilities of the Predecessor Company, with the exception of the public entity shell company, along with all contingent assets and liabilities, were transferred to the USWD Liquidation Trust (the “Liquidation Trust”). In addition, Trinad contributed $100,000 in cash to the Successor Company in exchange for 93% of the new Common Stock issued under the Plan, with the remaining 7% of the new Common Stock issued to the holders of record of our Series C Preferred Stock and our Common Stock as of February 7, 2005, with 3.5% going to each class. Simultaneously, all of our originally outstanding Series C Preferred Stock and our Common Stock were cancelled. In accordance with the Plan, the cash in the Liquidation Trust was used to pay administrative costs and creditors of the Chapter 11 Proceedings. There was no remaining cash in the Liquidation Trust, available to settle any portion of the aggregate $32,302,000 liquidation preference to which the holders of our Series C Preferred Stock as of February 7, 2005 are entitled.

Chapter 11 Proceedings

On March 26, 2004 (the “Petition Date”), we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), in re U.S. Wireless Data, Inc., Case Number 04-12075. Prior to the filing of the chapter 11 proceeding, we were principally engaged in providing wireless transaction delivery and gateway services to the payment processing industry. Since our inception, we had incurred significant losses and negative cash flow from operations.

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

On January 19, 2005, we paid approximately $889,000 as an initial payment to creditors for prepetition liabilities representing approximately 50% of “Allowed Claims”.

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
$1,572,000

Stock Sales and Liquidity

On December 30, 2005, the Company sold 1,000,000 units, on January 18, 2006, the Company sold 950,000 units, on March 10, 2006, the Company sold 800,000 units and on March 31, 2006, the Company sold 2,750,000 units. Each unit sold consisted of one share of common stock and one warrant, and the sales price of each unit was $1.00 per unit. The Company’s stock prices on the dates of closing were $1.65, $1.50, $1.65 and $2.30, respectively. The Company realized net proceeds of $5,413,000 after the costs of the offering. The warrants have an exercise price of $2 per share and expire 1,000,000 in December 2007, 950,000 in January 2008 and 3,550,000 in March 2008. The total fair value of the units totaled approximately $21,000,000 upon issuance.

As of June 30, 2006, the Company had approximately $1,321,000 of cash, which management believes is sufficient to satisfy our monetary needs for the next fiscal year.

We do not currently have an operating business and therefore have no ability to generate cash flow from operations in order to fund our ongoing financial needs past the next fiscal year.

Loans Receivable and Merger Agreement

On April 20, 2006, the Company provided a bridge loan of $300,000 to StarVox Communications, Inc. (“StarVox”). The loan is due on demand 120 days after April 20, 2006. The loan provides for an interest rate of 10% per annum and is secured by a lien on all of the assets of StarVox.

On June 14, 2006, the Company provided a senior secured loan in the amount of $3,200,000 to StarVox. The loan is due on demand after September 30, 2006. The loan provides for an interest rate of 10% per annum and is secured by all the assets of StarVox.

On June 14, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) StarVox Communications, Inc. Upon closing, the loans receivable will be converted into capital of the newly merged entity, and the shares of StarVox common and preferred stock outstanding immediately prior to the effective time of the merger shall be converted on a pro rata basis automatically into the right to receive 451.004079 shares of fully paid and non-assessable shares of the Company’s preferred stock which, when converted, will equal 18,494,534 fully paid and non-assessable shares of the Company’s common stock. At the closing of the merger, the shareholders of the Company will, by shareholder consent, increase the authorized number of shares of Preferred Stock and Common Stock to ensure that there are sufficient authorized shares available. Additionally, at the effective time of the merger, each outstanding option to acquire StarVox capital stock, whether vested or unvested, will be assumed by the Company and will be deemed to constitute an option to acquire, on the same terms and conditions, the same number of shares of the Company’s common stock as the holder of such option would have been entitled to receive pursuant to the merger had such holder exercised such option in full including unvested shares, immediately prior to the effective time. At closing, the Company will issue warrants to acquire shares of Company’s Preferred Stock, which such number of shares of Company’s Preferred Stock to be based on the exchange ratio used in the merger, to existing warrant holders of StarVox such that the holder of such warrants upon exercise will receive that number of shares of the Company’s Common Stock as such holder would have been entitled to receive pursuant to the merger had such holder exercised such warrants immediately prior to the effective time of the merger, with the same expiration date as currently exists and at a per share exercise price proportionately adjusted for the exchange ratio.

StarVox is a facilities-based next generation Infrastructure and Applications service provider, that offers wholesale and retail traditional voice services and enhanced Voice-Over-Internet Protocol (”VoIP”) services over its domestic VoIP network and its international wholesale network. Starvox’s domestic VoIP network provides over 300 Points of Presence (POPs) which allows access from about 80% of business sites. StarVox also provides local services to about 65% of business sites. A full suite of traditional and enhanced products is available to wholesale and retail customers. The international wholesale network offers reliable cost effective worldwide connectivity to both established and emerging carriers. StarVox owns both its application technologies and domestic and international VoIP networks, which gives it a competitive advantage. StarVox works with a variety of channels (such as, ISPs, CLECs, Telecom Agents, Carriers, Affinity Groups, Property Management Groups, etc.) that are interested in migrating customers from traditional separate voice and data communications connections to a converged voice/data connection. StarVox offers a complete “turnkey” package of services to its channels with individual branding. StarVox services target small, medium and larger sized businesses (both single site and multi-site) that are interested in lowering their communications monthly costs by 20% to 40% by migrating to a converged service. In June 2006, StarVox acquired all of the outstanding stock of Capital Telecommunications Inc. (“CTI”) for $12,000,000 in cash and assumption of all outstanding liabilities. CTI is a registered competitive local exchange carrier with the Federal Communications Commission and is headquartered in York, Pennsylvania.

The closing of the transaction is subject to certain conditions, including execution of a definitive merger agreement and the completion of due diligence. There can be no assurance that the merger will be consummated or, if consummated, that it will be consummated on the terms set forth in the Merger Agreement.

MANAGEMENT CHANGES

On January 18, 2006, upon the appointment of Mr. David Chazen as President and a member of the board of directors (the Board of Directors”) of the Company (as discussed below), the Company agreed to compensate Mr. Chazen for his services as President at a rate of $10,000 per month. This compensation arrangement can be terminated at any time by either the Company or Mr. Chazen upon written notice to the other party. In addition, for agreeing to serve as a member of the Company’s Board of Directors, Mr. Chazen was granted a warrant to purchase 150,000 shares of the Company’s Common Stock, having an exercise price of $1.00 and an expiration date of January 18, 2008. Furthermore, on January 18, 2006, Mr. Barry Regenstein, a member of the Company’s Board of Directors, was granted, for his services as a member, a warrant to purchase 50,000 shares of the Company’s Common Stock, having an exercise price of $1.00 and an expiration date of January 18, 2008. The warrants granted to Messrs. Chazen and Regenstein contain standard piggyback registration rights, provided, however, that the shares of Common Stock issued upon exercise will be subject to restrictions on resale for a period of one year from the date of exercise.

On February 13, 2006, upon the appointment of Mr. David Goddard as a member of our Board of Directors, he was granted a warrant to purchase 50,000 shares of the Company’s Common Stock, having an exercise price of $1.00 and an expiration date of February 13, 2008. The warrant contains standard piggyback registration rights, provided, however, that the shares of Common Stock issued upon exercise will be subject to restrictions on resale for a period of one year from the date of exercise.

The Company has valued the warrants issued at approximately $381,000, using the Black-Scholes Model, which was charged to compensation expense in the third quarter.

ITEM 2. DESCRIPTION OF PROPERTY

Until May 28, 2004, the Predecessor Company occupied office space located at 750 Lexington Avenue, 20th Floor, New York, NY 10022 and was party to a lease for such space with International Associates, L.P. As a result of the Reorganization, the Predecessor Company, and the Liquidation Trust had vacated such space and occupies a much smaller space at 420 Lexington Avenue, Suite 2450, New York, NY 10170 for approximately 216 sq. feet plus use of common area at a cost of $2,295.00 per month, on a month to month basis until all winding down operations conclude. The Liquidation Trust provides certain transition services to the Successor Company from this office such as the sorting of applicable mail between the Liquidation Trust and the Successor Company. In addition, Trinad, with an address at 2121 Avenue of the Stars, Suite 1650, Los Angeles, CA 90067, provides certain office space and other services to Successor Company without remuneration.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS

Market Information

As of the Reorganization, holders of record of the Predecessor Company’s common and preferred stock as of February 7, 2005 received an aggregate of 7% of our Common Stock, with 3.5% going to each class. The remaining 93% was issued to Trinad.

Effective September 15, 2006, our Common Stock, par value $.01 per share, is listed on the Over-the-Counter Bulletin Board under the symbol, “USWI.OB” and trades sporadically, if at all. Previously, our Common Stock was on the Over-the-Counter Bulletin Board under the symbol, “USWE.OB” and then traded in the “pink sheets” under the symbol “USWE.PK”.

Any investor who purchases our Common Stock is not likely to find any liquid trading market for our Common Stock, and there can be no assurance that any liquid trading market will develop.

The following table reflects the high and low closing quotations of our Common Stock for the two years ended June 30, 2006:

Fiscal 2006	High	Low
First quarter	$0.12	$0.01
Second quarter	$1.65	$0.95
Third quarter	$2.30	$1.30
Fourth quarter	$4.00	$2.25

Fiscal 2005	High	Low
First quarter	$0.003	$0.0004
Second quarter	$0.002	$0.0005
Third quarter	$0.0025	$0.0008
Fourth quarter	$0.004	$0.0009

There has never been a public trading market for Predecessor Company’s Series C Preferred Stock or any of its securities other than its common stock. All securities of the Predecessor Company were terminated in accordance with the Plan.

During December 2005, the Company sold one million units consisting of one share of Common Stock and one warrant at a price of $1.00 per unit in a private placement. The warrants have an exercise price of $2.00 per share and expire in December 2007.

In the three months ended March 31, 2006, the Company sold 4.5 million units consisting of one share of Common Stock and one warrant at a price of $1.00 per unit in a private placement for net proceeds of $4,500,000. The warrants have an exercise price of $2.00 per share and expire as follows: 950,000 in January 2008 and 3,550,000 in March 2008.

Holders

As of October 10, 2006, there were 382 holders of record of our Common Stock. There were also an undetermined number of holders who hold their stock in nominee or "street" name.

Dividends

We have not declared cash dividends on our Common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Predecessor Company had stockholder approved equity compensation plans consisting of the 2002 Stock Option Plan, the 2000 Stock Option Plan and the 1992 Stock Option Plan.  Predecessor Company also had a number of options and warrants, which were granted pursuant to equity compensation plans not approved by security holders. All equity compensation plans, options and warrants were terminated as a result of the Plan approved by the Court. Accordingly, no such securities were outstanding as of June 30, 2006.

ITEM 6. MANAGEMENT’S PLAN OF OPERATION

MANAGEMENT’S PLAN OF OPERATION

The Company has raised additional capital with a view to making us an attractive vehicle with which to acquire a business. On June 14, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) StarVox Communications, Inc. Upon closing, the loans receivable will be converted into capital of the newly merged entity, and the shares of StarVox common and preferred stock outstanding immediately prior to the effective time of the merger shall be converted on a pro rata basis automatically into the right to receive 451.004079 shares of fully paid and non-assessable shares of the Company’s preferred stock which, when converted, will equal 18,494,534 fully paid and non-assessable shares of the Company’s common stock. At the closing of the merger, the shareholders of the Company will, by shareholder consent, increase the authorized number of shares of Preferred Stock and Common Stock to ensure that there are sufficient authorized shares available. Additionally, at the effective time of the merger, each outstanding option to acquire StarVox capital stock, whether vested or unvested, will be assumed by the Company and will be deemed to constitute an option to acquire, on the same terms and conditions, the same number of shares of the Company’s common stock as the holder of such option would have been entitled to receive pursuant to the merger had such holder exercised such option in full including unvested shares, immediately prior to the effective time. At closing, the Company will issue warrants to acquire shares of Company’s Preferred Stock, which such number of shares of Company’s Preferred Stock to be based on the exchange ratio used in the merger, to existing warrant holders of StarVox such that the holder of such warrants upon exercise will receive that number of shares of the Company’s Common Stock as such holder would have been entitled to receive pursuant to the merger had such holder exercised such warrants immediately prior to the effective time of the merger, with the same expiration date as currently exists and at a per share exercise price proportionately adjusted for the exchange ratio.

On March 10, 2006, a Management Agreement with Trinad Management, LLC ("Trinad Management") and the Company, pursuant to which Trinad Management agrees to provide the Company with certain management services (the "Management Services"), including without limitation, the sourcing, structuring and negotiation of a potential business combination involving the Company became effective. As compensation for such Management Services the Company shall pay Trinad Management a monthly management fee of $30,000 for a period of five years. The Company may terminate the agreement by paying a termination fee of $1,000,000. The Company paid $90,000 in fees for Management Services to Trinad Management during the year ended June 30, 2006. Trinad and its affiliates (including Trinad Management) collectively own approximately 40% of the Company’s issued and outstanding Common Stock at June 30, 2006.

On December 30, 2005, the Company sold 1,000,000 units, on January 18, 2006, the Company sold 950,000 units, on March 10, 2006, the Company sold 800,000 units and on March 31, 2006, the Company sold 2,750,000 units. Each unit sold consisted of one share of common stock and one warrant, and the sales price of each unit was $1.00 per unit. The Company’s stock prices on the dates of closing were $1.65, $1.50, $1.65 and $2.30, respectively. The Company realized net proceeds of $5,413,000 after the costs of the offering. The warrants have an exercise price of $2 per share and expire 1,000,000 in December 2007, 950,000 in January 2008 and 3,550,000 in March 2008. The total fair value of the units totaled approximately $21,000,000 upon issuance

We do not currently have an operating business and therefore have no ability to generate cash flow from operations in order to fund our ongoing financial needs past the next fiscal year.

As described more fully above, our plan of operation is to merge or effect a business combination with a domestic or foreign private operating entity. In the event we are unable to complete the StarVox transaction, we may seek to raise additional capital first to make ourselves more attractive to acquisition candidates. We believe that there are perceived benefits to being a “reporting company” with a class of publicly-traded securities which may be attractive to private entities. Other than activities relating to such financing attempting to locate such a candidate, we do not currently anticipate conducting any operations.

As discussed above, on June 14, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) StarVox Communications, Inc.

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

All of our Common Stock that was outstanding prior to the Petition Date (March 26, 2004) was cancelled and new shares of our Common Stock were issued in accordance with the Plan. The reorganization value of the assets of the emerging entity immediately prior to the date of confirmation exceeded the total of all post-petition liabilities and allowed claims, and, therefore, the Company did not qualify for fresh start accounting under SOP 90-7 and continued its basis of accounting.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s third quarter in fiscal year 2006. The Company’s Consolidated Financial Statements as of June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended June 30, 2006 was approximately $381,000 which consisted of warrants granted to Board Members and an Officer (See Note 8). There was no stock-based compensation expense related to employee equity awards during the year ended March 31, 2005 under APB 25.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”  (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, other than as related to acquisitions, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Revenue Recognition from Discontinued Operations

The following discussion relates to our operations prior to the Reorganization at the close of business on March 18, 2005. We currently have no business operations and when we acquire or start a business, our revenue recognition policy will be determined at that time.

We adopted the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. In addition, we follow the guidance contained in Emerging Issues Task Force position No. 00-21 “Revenue Arrangements with Multiple Deliverables” with respect to sales arrangements with multiple deliverables.

We derived revenue from two primary sources from our discontinued operations: service fees and product (equipment) sales.

Services. Service fees consisted of: (a) one-time, non-refundable service activation fees; (b) monthly minimum subscription fees for the availability of service; (c) fees for transactions delivered on wireless or other methods through the Company’s hosts; and (d) other fees, including administration and other fees for certain wireless services, certain charges for telecommunications connections between the Company and a party, and installation fees and expenses. Service fees are generated from the Company’s Synapse Service. Service activation fees are recognized ratably over the estimated average life of a customer contract. There was no revenue from service fees for the year ended June 30, 2006, the nine months ended March 31, 2005 (Predecessor Company) and the three months ended June 30, 2005 (Successor Company).

Product Sales. Product sales (i.e., sales of equipment) are primarily derived from the sale of the Company’s proprietary Synapse Adapter and Synapse Enabler products. Revenues from product sales are recognized upon shipment and acceptance. There was no revenue from product sales for the year ended June 30, 2006, the nine months ended March 31, 2005 (Predecessor Company) and the three months ended June 30, 2005 (Successor Company).

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

RISK FACTORS

Cautionary Statements Regarding Forward-Looking Statements

Statements in this Annual Report on Form 10-KSB under the captions “Description of Business,” “Management's Discussion and Analysis or Plan of Operation,” and elsewhere in this Form 10-KSB, as well as statements made in press releases and oral statements that may be made by us or any of our officers, directors or employees acting on our behalf that are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in this Form 10-KSB under the caption “Risk Factors,” that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements with the terms “believes,” “belief,” “expects,” “plans,” “anticipates,” or “intends,” to be uncertain and forward-looking. All cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear. Investors should consider the following risk factors as well as the risks described elsewhere in this Form 10-KSB.

We may not be successful in identifying and evaluating suitable business opportunities or in consummating a business combination.

The Company intends to raise capital to make us a more attractive acquisition vehicle and then seek a suitable merger candidate. On June 14, 2006, the Company entered into an Agreement and Plan of Merger with StarVox Communications, Inc. The closing of the transaction is subject to certain conditions, including execution of a definitive merger agreement and the completion of due diligence. There can be no assurance that the merger will be consummated or, if consummated, that it will be consummated on the terms set forth in the Merger Agreement. We are therefore subject to a number of risks, including: this or any other acquisition consummated by us may turn out to be unsuccessful; and whether financing that could have a dilutive effect on our present stockholders will be required in connection therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stage of development causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

Failure to complete the proposed acquisition of StarVox Communications, Inc, could negatively impact the market price of our Common Stock and may make it more difficult for us to attract another acquisition candidate, causing investors to experience a loss on their investment

If the StarVox acquisition is not completed for any reason, we may be subject to a number of material risks, including:

•	the market price of our Common Stock may decline to the extent that the current market price of our Common Stock reflects a market assumption that the acquisition will be consummated;

•	costs related to the acquisition, such as legal and accounting fees, must be paid even if the acquisition is not completed; and

•	charges against earnings for transaction-related expenses which could be higher than expected.

Such decreased market price and added costs and charges of the failed acquisition, together with the history of failure in consummating an acquisition, may make it more difficult for us to attract another acquisition candidate, causing investors to experience a loss on their investment.

We may be unable to meet our future capital requirements.

We will need to raise additional funds in order to make ourselves a more attractive acquisition vehicle. There is no assurance that we will be able to consummate the financing on favorable terms or at all. Any such financing will dilute the percentage ownership of existing stockholders.

We currently have one full-time employee and are dependent on Trinad, independent contractors and consultants for the operation of our business.

We are currently a “shell” company with no operations and have one employee. We are controlled by Trinad, our majority stockholder, and our officers and directors are affiliated with Trinad. Trinad provides certain services to us without remuneration and we hire independent contractors or consultants for certain services. There is no assurance that we will be able to hire employees qualified for the work required, or that such qualified employees could be hired and retained at a reasonable level of compensation.

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

We are controlled by one stockholder.

Trinad currently owns 40% of our common stock and controls our Board. Such control could prevent the taking of certain actions that may be beneficial to other stockholders.

The trading of our Common Stock is limited and sporadic.

The trading volume of our Common Stock is limited and sporadic, may likely remain thinly traded, and the public market may provide little or no liquidity for holders of our Common Stock. One stockholder owns 40% of our Common Stock. There is no assurance that any liquid trading market will emerge. The price at which our Common Stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, announcements concerning potential acquisitions, quarterly variations in our operating results, other business partners and opportunities, as well as the number of shares available for sale in the market.

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

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	18

Consolidated Balance Sheet as of June 30, 2006	19

Consolidated Statements of Operations for the year ended June 30, 2006, the three months ended June 30, 2005 and nine months ended March 31, 2005	20

Consolidated Statements of Cash Flows for the year ended June 30, 2006, three months ended June 30, 2005 and nine months ended March 31, 2005	22

Consolidated Statements of Stockholders’ Equity for the year ended June 30, 2006, three months ended June 30, 2005 and nine months ended March 31, 2005	21

Notes to Consolidated Financial Statements	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
U.S. Wireless Data, Inc.

We have audited the accompanying consolidated balance sheet of U.S. Wireless Data, Inc. as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2006 and the three months ended June 30, 2005 (Successor Company) and the nine months ended March 31, 2005 (Predecessor Company). These consolidated financial statements are the responsibility of U.S. Wireless Data, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perfom, an audit of the internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Wireless Data, Inc. as of June 30, 2006, and the results of its operations and cash flows for the year ended June 30, 2006 and the three months ended June 30, 2005 (Successor Company) and the nine months ended March 31, 2005 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
New York, New York

September 15, 2006

US WIRELESS DATA, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006

ASSETS
ASSETS:
Cash and cash equivalents	$1,321,000
Loans receivable	3,500,000
Due from related parties	20,000
Prepaid and other current assets	24,000

Total Assets	$4,865,000

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accrued liabilities	$161,000

Total Liabilities	161,000

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued:	-
Common stock, $.01 par value, 19,000,000 shares authorized,
9,499,730 shares issued and outstanding,	95,000
Additional paid-in capital	5,739,000
Accumulated deficit	(1,130,000)

Total Stockholders' Equity	4,704,000

Total Liabilities and Stockholders' Equity	$4,865,000

Accompanying notes are an integral part of the consolidated financial statements

US WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Successor Company	Predecessor Company
	Year Ended June 30,	Three months ended	Nine months ended
	2006	June 30, 2005	March 31, 2005
CONTINUING OPERATIONS
General and administrative	$1,105,000	$25,000	$783,000
Other income	-	-	(40,000)

Loss before reorganization items	(1,105,000)	(25,000)	(743,000)

Reorganization items
Gain on sale of shell	-	-	400,000
Professional fess and US Trustee fees	-	-	(226,000)
Third party and breakup fees	-	-	5,000
Interest income	-	-	33,000

	-	-	212,000

Loss before discontinued operations	(1,105,000)	(25,000)	(531,000)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	-	(364,000)

NET LOSS	$(1,105,000)	$(25,000)	$(895,000)

Basic and diluted net loss per share:
Loss before reorganization items and
discontinued operations	$(0.19)	$(0.01)	(a )
Loss from discontinued operations	-	-	(a )
Net loss per share	$(0.19)	$(0.01)	(a )

Weighted average common shares outstanding,
basic and diluted	5,867,000	4,000,000	(a )

(a) See Note 4
Accompanying notes are an integral part of the consolidated financial statements

US WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series C Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Predecessor Company

Balance - June 30, 2004	3,240,200	$32,000	18,142,889	$181,000	$143,077,000	$(141,450,000)	$1,840,000

Conversion of Series C Convertible
preferred stock	(10,000)	-	16,667	1,000	-	(1,000)	-

Net loss						(895,000)	(895,000)

Balance immediately before
cancellation and transfer to
Liquation Trust for Reorganization	3,230,200	32,000	18,159,556	182,000	143,077,000	(142,346,000)	945,000

Cancellation and transfer to liquidation trust	(3,230,200)	(32,000)	(18,159,556)	(182,000)	(143,077,000)	142,346,000	(945,000)

Balance at March 31, 2005	-	$-	-	$-	$-	$-	$-

Successor Company

Capital contribution	-	-	3,999,730	40,000	60,000	-	100,000

Acquisition costs	-	-	-	-	(60,000)	-	(60,000)

Net loss	-	-	-	-	-	(25,000)	(25,000)

Balance -June 30, 2005	-	-	3,999,730	40,000	-	(25,000)	15,000

Issuance of common stock, net	-	-	5,500,000	55,000	5,358,000	-	5,413,000

Stock-based compensation	-	-	-	-	381,000	-	381,000

Net Loss	-	-	-	-	-	(1,105,000)	(1,105,000)
Balance - June 30, 2006	-	$-	9,499,730	$95,000	$5,739,000	$(1,130,000)	$4,704,000

Accompanying notes are an integral part of the consolidated financial statements

US WIRELESS DATA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Successor Company	Predecessor Company
	Year Ended June 30, 2006	Three months ended June 30, 2005	Nine months ended March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,105,000)	$(25,000)	$(895,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for doubtful accounts	-	-	53,000
Stock-based compensation	381,000	-	-
Changes in assets and liabilities:
Accounts receivable	-	-	(39,000)
Due from factor	-	-	63,000
Due from Plan Sponsor	-	-	(400,000)
Due from winning auction sale bidder	-	-	107,000
Due from related parties	(20,000)	-	-
Prepaid and other current assets	(24,000)	-	357,000
Accounts payable	(8,000)	8,000	174,000
Accrued liabilities	156,000	5,000	(486,000)
Prepetition liabilities	-	-	(909,000)

Net cash used in operating activities	(620,000)	(12,000)	(1,975,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	-	-	456,000
Transfer to Chapter 11 escrow accounts	-	-	(668,000)
Transfer from Chapter 11 escrow accounts	-	-	1,831,000
Transfer to Liquidation Trust	-	-	(100,000)
Transfer to Plan Sponsor escrow account	-	-	(100,000)
Transfer from Plan Sponsor escrow account	-	-	100,000
Investment in loan receivable	(3,500,000)	-	-

Net cash (used in) provided by investing activities	(3,500,000)	-	1,519,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from capital contribution	-	40,000	-
Payments for real estate lease termination	-	-	(456,000)
Net proceeds from issuance of common stock	5,413,000	-	-

Net cash provided by (used in) financing activities	5,413,000	40,000	(456,000)

NET INCREASE (DECREASE) IN CASH	1,293,000	28,000	(912,000)

CASH AND CASH EQUIVALENTS, beginning of period	28,000	-	912,000
CASH AND CASH EQUIVALENTS, end of period	$1,321,000	$28,000	$-

Accompanying notes are an integral part of the consolidated financial statements

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY

U.S. Wireless Data, Inc. (“USWD”, the “Company”, “we”, “us”, “our” or similar terms) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. We are currently a “shell” company with no operations and controlled by Trinad Capital LP (“Trinad”), our major shareholder. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Management’s Plan of Operation

The Company has raised additional capital with a view to making us an attractive vehicle with which to acquire a business. On June 14, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) StarVox Communications, Inc. Upon closing, the loans receivable will be converted into capital of the newly merged entity, and the shares of StarVox common and preferred stock outstanding immediately prior to the effective time of the merger shall be converted on a pro rata basis automatically into the right to receive 451.004079 shares of fully paid and non-assessable shares of the Company’s preferred stock which, when converted, will equal 18,494,534 fully paid and non-assessable shares of the Company’s common stock. At the closing of the merger, the shareholders of the Company will, by shareholder consent, increase the authorized number of shares of Preferred Stock and Common Stock to ensure that there are sufficient authorized shares available. Additionally, at the effective time of the merger, each outstanding option to acquire StarVox capital stock, whether vested or unvested, will be assumed by the Company and will be deemed to constitute an option to acquire, on the same terms and conditions, the same number of shares of the Company’s common stock as the holder of such option would have been entitled to receive pursuant to the merger had such holder exercised such option in full including unvested shares, immediately prior to the effective time. At closing, the Company will issue warrants to acquire shares of Company’s Preferred Stock, which such number of shares of Company’s Preferred Stock to be based on the exchange ratio used in the merger, to existing warrant holders of StarVox such that the holder of such warrants upon exercise will receive that number of shares of the Company’s Common Stock as such holder would have been entitled to receive pursuant to the merger had such holder exercised such warrants immediately prior to the effective time of the merger, with the same expiration date as currently exists and at a per share exercise price proportionately adjusted for the exchange ratio.

Reorganization and the Liquidation Trust

On March 18, 2005, in accordance with the Plan (as defined below under the section titled Chapter 11 Proceedings), Trinad, our Plan sponsor, became the holder of 93% of our newly issued common stock as further discussed in the paragraphs below (the “Reorganization”).

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED TO FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY (continued)

Additionally, on March 18, 2005, Robert Ellin became a director and our Chief Executive Officer, Jay Wolf became a director and our Chief Operating Officer and Chief Financial Officer and Barry Regenstein became a director. Robert Ellin and Jay Wolf are the Managing Member and Managing Director of Trinad, respectively.

In accordance with the Plan, Trinad contributed $400,000 in cash to the Predecessor Company (as defined in Note 2) and as of the close of business on March 18, 2005 (immediately before the Reorganization), all of the assets and liabilities of the Predecessor Company, with the exception of the public entity shell company, along with all contingent assets and liabilities, were transferred to the USWD Liquidation Trust (the “Liquidation Trust”). In addition, Trinad contributed $100,000 in cash to the Successor Company (as defined in Note 2) in exchange for 93% of the new common stock issued under the Plan, with the remaining 7% of the new common stock issued to the holders of record of our Series C Preferred Stock and our Common Stock as of February 7, 2005, with 3.5% going to each class. Simultaneously, all of our originally outstanding Series C Preferred Stock and our Common Stock were cancelled. In accordance with the Plan, the cash in the Liquidation Trust was used to pay administrative costs and creditors of the Chapter 11 Proceedings. There was no remaining cash in the Liquidation Trust, available to settle any portion of the aggregate $32,302,000 liquidation preference to which the holders of our Series C Preferred Stock as of February 7, 2005 are entitled.

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

U.S. WIRELESS DATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY (continued)

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

NOTE 1 — THE COMPANY (continued)

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

As a result of the sale of virtually all of our operating assets, and the Reorganization, the historical financial statements are irrelevant to any assessment of the Company on an ongoing basis. Accordingly, readers are advised not to rely on any historical financial information in considering an investment in or disposition of our stock.

Principles of Consolidation

The consolidated financial statements include the accounts of U.S. Wireless Data, Inc. and its wholly owned subsidiary, StarVox Acquisition, a California corporation, which was formed as a shell company on June 6, 2006 to merge with StarVox Communications, Inc. (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation. The Company had no subsidiaries as of June 30, 2005 and for the year then ended.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - BASIS OF PRESENTATION (continued)

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

The Company is subject to a number of risks including dependence on key individuals, dependence on outside sources of capital, completion of an asset acquisition, merger, and exchange of capital stock or other business combination with a domestic or foreign business. There are no assurances, however, that the Company will be able to obtain additional financing or achieve the completion of an asset acquisition, merger or other business combination on favorable terms

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - BASIS OF PRESENTATION (continued)

Cash and Cash Equivalents

Investments in money market funds and highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents are carried at cost, which approximates fair value. We maintain all of our cash balances with major financial institutions, which, at times may exceed the Federal Deposit Insurance Corporation limit of up to $100,000. The Company has not experienced any losses as a result of this policy, and management believes there is little risk of loss.

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

Services. Service fees consist of: (a) one-time, non-refundable service activation fees; (b) monthly minimum subscription fees for the availability of service; (c) fees for transactions delivered on wireless or other methods through the Company’s hosts; and (d) other fees, including administration and other fees for certain wireless services, certain charges for telecommunications connections between the Company and a party, and installation fees and expenses. Service fees are generated from the Company’s Synapse Service. Service activation fees are recognized ratably over the estimated average life of a customer contract. There was no revenue from service fees for the year ended June 30, 2006, the nine months ended March 31, 2005 (Predecessor Company) and the three months ended June 30, 2005 (Successor Company).

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - BASIS OF PRESENTATION (continued)

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s third quarter in fiscal year 2006. The Company’s consolidated financial statements as of and for the year ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended June 30, 2006 was approximately $381,000 which consisted of warrants granted to Board Members and an Officer (See Note 8). There was no stock-based compensation expense related to employee equity awards for the year ended June 30, 2005 under APB 25.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - BASIS OF PRESENTATION (continued)

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated statement of operations. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”  (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statement of operations, other than as related to acquisitions, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

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

On November 10, 2005, FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the modified prospective transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including loans receivable and accrued liabilities approximate their fair values due to their relatively short-term nature.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND MERGER AGREEMENT

On April 20, 2006, the Company, provided a bridge loan of $300,000 to StarVox Communications, Inc. (“StarVox”). The loan is due on demand 120 days after April 20, 2006. The loan provides for an interest rate of 10% per annum and is secured by a lien on all of the assets of StarVox.

On June 14, 2006, the Company, provided a senior secured loan in the amount of $3,200,000 to StarVox. The loan is due on demand after September 30, 2006. The loan provides for an interest rate of 10% per annum and is secured by all the assets of StarVox.

On June 14, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) StarVox Communications, Inc. Upon closing, the loans receivable will be converted into capital of the newly merged entity, and the shares of StarVox common and preferred stock outstanding immediately prior to the effective time of the merger shall be converted on a pro rata basis automatically into the right to receive 451.004079 shares of fully paid and non-assessable shares of the Company’s preferred stock which, when converted, will equal 18,494,534 fully paid and non-assessable shares of the Company’s common stock. At the closing of the merger, the shareholders of the Company will, by shareholder consent, increase the authorized number of shares of Preferred Stock and Common Stock to ensure that there are sufficient authorized shares available. Additionally, at the effective time of the merger, each outstanding option to acquire StarVox capital stock, whether vested or unvested, will be assumed by the Company and will be deemed to constitute an option to acquire, on the same terms and conditions, the same number of shares of the Company’s common stock as the holder of such option would have been entitled to receive pursuant to the merger had such holder exercised such option in full including unvested shares, immediately prior to the effective time. At closing, the Company will issue warrants to acquire shares of Company’s Preferred Stock, which such number of shares of Company’s Preferred Stock to be based on the exchange ratio used in the merger, to existing warrant holders of StarVox such that the holder of such warrants upon exercise will receive that number of shares of the Company’s Common Stock as such holder would have been entitled to receive pursuant to the merger had such holder exercised such warrants immediately prior to the effective time of the merger, with the same expiration date as currently exists and at a per share exercise price proportionately adjusted for the exchange ratio.

StarVox is a facilities-based next generation Infrastructure and Applications service provider, that offers wholesale and retail traditional voice services and enhanced Voice-Over-Internet Protocol (”VoIP”) services over its domestic VoIP network and its international wholesale network. StarVox’s domestic VoIP network provides over 300 Points of Presence (POPs) which allows access from about 80% of business sites. StarVox also provides local services to about 65% of business sites. A full suite of traditional and enhanced products is available to wholesale and retail customers. The international wholesale network offers reliable cost effective worldwide connectivity to both established and emerging carriers. StarVox owns both its application technologies and domestic and international VoIP networks, which gives it a competitive advantage. StarVox works with a variety of channels (such as, ISPs, CLECs,

 U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE AND MERGER AGREEMENT (continued)

Telecom Agents, Carriers, Affinity Groups, Property Management Groups, etc.) that are interested in migrating customers from traditional separate voice and data communications connections to a converged voice/data connection. StarVox offers a complete “turnkey” package of services to its channels with individual branding. StarVox services target small, medium and larger sized businesses (both single site and multi-site) that are interested in lowering their communications monthly costs by 20% to 40% by migrating to a converged service. In June 2006, StarVox acquired all of the outstanding stock of Capital Telecommunications Inc. (“CTI”) for $12,000,000 in cash and assumption of all outstanding liabilities. CTI is a registered competitive local exchange carrier with the Federal Communications Commission and is headquartered in York, Pennsylvania.

The closing of the transaction is subject to certain conditions, including execution of a definitive merger agreement and the completion of due diligence. There can be no assurance that the merger will be consummated or, if consummated, that it will be consummated on the terms set forth in the Merger Agreement.

-NOTE 4 — NET LOSS PER SHARE

Net loss per common share is computed in accordance with the provisions of SFAS No. 128, “Earnings per Share”. SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. During the periods presented in the statements of operations, 5,750,000 warrants to purchase common stock have been excluded from the calculation since their effect would be anti-dilutive.

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

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of non-cash financing and investing activities:

Year ended June 30, 2006

1.	A warrant to purchase 250,000 shares of common stock was granted to three members of the Board of Directors.

Year ended June 30, 2005

1.	Conversion of 10,000 shares of Series C Convertible Preferred Stock into 16,667 shares of Common Stock.

2.	As of the effective date of the Plan and as provided for under the provisions of the Plan, all outstanding warrants and options expired worthless.

3.	All originally outstanding Series C preferred stock and common stock were cancelled upon the effectuation of the Reorganization.

4.	All Chapter 11 related assets, liabilities, commitments and contingencies were transferred to the Liquidation Trust.

5.	New common stock aggregating 3,999,730 shares were issued as follows:

•	3,720,000 shares of common stock to Trinad Capital LP

•	139,865 shares of common stock pro rata to the holders of Series C preferred shares held as of February 7, 2005.

•	139,865 shares of common stock pro rata to the holders of common shares held as of February 7, 2005.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - EQUITY TRANSACTIONS

On December 30, 2005, the Company sold 1,000,000 units, on January 18, 2006, the Company sold 950,000 units, on March 10, 2006, the Company sold 800,000 units and on March 31, 2006, the Company sold 2,750,000 units. Each unit sold consisted of one share of common stock and one warrant, and the sales price of each unit was $1.00 per unit. The Company’s stock prices on the dates of closing were $1.65, $1.50, $1.65 and $2.30, respectively. The Company realized net proceeds of $5,413,000 after the costs of the offering. The warrants have an exercise price of $2 per share and expire 1,000,000 in December 2007, 950,000 in January 2008 and 3,550,000 in March 2008. The total fair value of the units totaled approximately $21,000,000 upon issuance.

On June 9, 2006, the Board of Directors approved the designation of 1,000 shares of Series A Preferred Stock, par value $0.01 The Company has not amended its certificate of Incorporation and anticipates that it will receive shareholder consent and will amend the Certificate of Incorporation at the closing of the proposed merger agreement. The Series A Preferred Stock will be automatically converted into 451.004079 shares of the Company’s Common Stock upon the effectiveness of the filing of an amendment to the Company’s Certificate of Incorporation authorizing a sufficient number of shares of Common Stock.

NOTE 7 —RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48) in June 2006. This Interpretation primarily relates to tax positions taken or expected to be taken in a tax return and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Under this Interpretation the effects of a tax position would be recognized or derecognized depending on what outcome is more likely than not to occur with respect to the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of this pronouncement would have a material effect on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS

On March 10, 2006, a Management Agreement with Trinad Management, LLC ("Trinad") and the Company, pursuant to which Trinad agrees to provide the Company with certain management services (the "Management Services"), including without limitation, the sourcing, structuring and negotiation of a potential business combination involving the Company became effective. As compensation for such Management Services the Company shall pay Trinad a monthly management fee of $30,000 for a period of five years. The Company may terminate the agreement by paying a termination fee of $1,000,000. As of June 30, 2006, Trinad and its affiliates collectively own approximately 40% of the Company's issued and outstanding common stock. The Company incurred $90,000 in management fees to Trinad during the year ended June 30, 2006.

During the year ended June 30, 2006, certain officers of the Company incurred expenses on behalf of affiliated entities that were paid by the Company and charged to the affiliates. At June 30, 2006, the amount of reimbursements receivable from related parties totaled $20,000.

NOTE 10 — ACCRUED LIABILITIES

Accrued liabilities consists of:
Accrued professional fees	$133,000
Accrued travel and entertainment expenses	28,000
$161,000

NOTE 11 — EMPLOYEE BENEFIT PLAN

At June 30, 2006, we did not maintain any employee benefit plans.

Prior to the Reorganization, we maintained a qualified Section 401(k) Savings Plan. The 401(k) Savings Plan allowed eligible employees to contribute up to 15% of their salaries on a pre-tax basis, subject to certain limitations imposed by current tax law and regulations.

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — INCOME TAXES

At June 30, 2006 and 2005, we had net operating loss carry-forwards for federal and state income tax purposes of approximately $77 and $76 million, respectively. Annual utilization of the loss carry-forwards is subject to significant limitations due to changes in our ownership and its unlikely that any benefit other than a de minimus amount will be recognized. Future changes in ownership could further limit the utilization of any available net operating loss carry-forwards. If unused, the carry-forwards will expire between 2009 and 2025.

We incurred Delaware and other state and local taxes of $1,000 expense and $38,000 benefit for the years ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, realization of the Company's net deferred tax asset of approximately $32,390,000 related to the NOL carryforwards was not considered more likely than not and, accordingly, a valuation allowance of $32,390,000 has been provided. During the year ended June 30, 2006, the valuation allowance increased by $464,000

As of June 30, 2006, the components of the net deferred tax asset consisted of the following:

Deferred tax assets:
Net operating loss carryforwards	$32,390,000
Valuation allowance	(32,390,000)
$-

A reconciliation between the statutory tax rate and the effective tax rate for the periods indicated is presented below:

	Years ended June 30,
	2006	2005
Federal statutory tax rate	35%	35%
State taxes	7	7
Valuation allowance	(42)	(42)
Effective tax rate	-	-

U.S. WIRELESS DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 COMMITMENTS AND CONTINGENCIES

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

NOTE 14 SETTLEMENT AND RELEASE AGREEMENT REGARDING THE AT&T ACTION

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls. There were no significant changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

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

On March 18, 2005, in accordance with the Plan, Trinad Capital LP (“Trinad”), our Plan sponsor, became the holder of 93% of our newly issued common stock (the “Reorganization”). Additionally, on March 18, 2005, Robert Ellin became a director and our Chief Executive Officer, Jay Wolf became a director and our Chief Operating Officer and Chief Financial Officer and Barry Regenstein became a director. Robert Ellin and Jay Wolf are the Managing Member and Managing Director of Trinad, respectively, and Barry Regenstein is affiliated with Trinad. As a result of the private placements consummated in December 2005and March 2006, Trinad experienced dilution of its ownership and currently owns approximately 40% of our Common Stock.

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

The following table contains certain information with respect to our current directors.

Name	Age	Principal Occupation
Robert S. Ellin	41	Director and Chief Executive Officer

Jay A. Wolf	34	Director, Chief Operating Officer and Chief Financial Officer

David Chazen	45	Director and President

Barry I. Regenstein	50	Director

David Goddard	50	Director

Robert S. Ellin. Mr. Ellin is a Managing Member of Trinad, which is a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin currently sits on the board of Command Security Corporation (CMMD), ProLink Holdings Corporation (PLKH) and Mediavest, Inc (MVSI). Prior to joining Trinad Capital LP, Mr. Ellin was the founder and President of Atlantis Equities, Inc., a personal investment company. Founded in 1990, Atlantis has actively managed an investment portfolio of small capitalization public company as well as select private company investments. Mr. Ellin frequently played an active role in Atlantis investee companies including Board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies Mr. Ellin spearheaded investments into ThQ, Inc. (OTC:THQI), Grand Toys (OTC: GRIN), Forward Industries, Inc. (OTC: FORD) and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin received a Bachelor of Arts from Pace University.

Jay A. Wolf. Mr. Wolf is a Managing Director of Trinad Capital LP. Mr. Wolf currently sits on the board of Shells Seafood Restaurants (SHLL), ProLink Holdings Corporation (PLKH), StarVox Communications, Inc., Optio Software, Inc. and Mediavest, Inc. (MVSI). Mr. Wolf has ten years of investment and operations experience in a broad range of industries. Mr. Wolf’s investment experience includes senior and subordinated debt, private equity, mergers & acquisitions and public equity investments. Prior to joining Trinad Capital LP, Mr. Wolf served as the Vice President of Corporate Development for a marketing communications firm where he was responsible for the company's acquisition program. Prior to that he worked at CCFL Ltd. a Toronto based merchant bank in the Senior Debt Department and subsequently for Trillium Growth Capital the firm's venture capital Fund. Mr. Wolf received a Bachelor of Arts from Dalhousie University.

Barry I. Regenstein. Mr. Regenstein is the President and Chief Financial Officer of Command Security Corporation. Trinad is a significant shareholder of Command Security Corporation and Mr. Regenstein has formerly served as a consultant for Trinad. Mr. Regenstein has over 28 years of experience with 23 years of such experience in the aviation services industry. Mr. Regenstein was formerly Senior Vice President and Chief Financial Officer of Globe Ground North America (previously Hudson General Corporation), and previously served as the Corporation’s Controller and as a Vice President. Prior to joining Hudson General Corporation in 1982, he had been with Coopers & Lybrand in Washington, D.C. since 1978. Mr. Regenstein currently sits of the boards of GTJ Co., Inc., ProLink Corporation (PLKH) and Mediavest, Inc. (MVSI).  Mr. Regenstein is a Certified Public Accountant and received his Bachelor of Science in Accounting from the University of Maryland and an M.S. in Taxation from Long Island University.

David Chazen. Mr. Chazen is Managing Director of Chazen Capital Partners, a private investment partnership founded in 1997 that provides equity capital and management support to consumer oriented companies. Mr. Chazen also serves as President of Win Stuff Corporation, the largest specialized operator of entertainment skill crane vending machines in the U.S. Mr. Chazen also serves as the president of Good Stuff Toys, a manufacturer of licensed toys. Mr. Chazen is also the Managing Director of HQ Enterprises, a provider of stored value gift cards for the shopping mall industry. Mr. Chazen is a director of the St. Johns Companies, the Chazen Institute of International Business at Columbia University, the Society of Fellows at the Aspen Institute, and Jazz Aspen. Mr. Chazen also serves on the Board of Advisors of Trinad Management, LLC, the manager of Trinad Capital L.P., the Company’s principal stockholder. Mr. Chazen received his B.S. from the Wharton School at the University of Pennsylvania in 1982, and his MBA from Columbia Business School in 1986.

David R. Goddard . Mr. Goddard is the Chief Executive Officer for FutureVest, Inc., a venture investment company.  Mr. Goddard has 25 years of merchant banking, capital markets and investment experience.  He is on the Board of Directors of CipherPass Corporation and the Board of Advisors of LifeHouse Retirement Properties, Inc.  He has been a partner in Macluan Capital, a Vancouver based Private Equity firm since 2001.  From 1998 to 2001 Mr. Goddard was a Senior Managing Director and head of the Private Equity Capital Markets Group at Bear Stearns & Company.  Mr. Goddard was also a Managing Director at BankBoston  Robertson Stephens, Inc. in the Private Equity Placement Group and a portfolio manager for mezzanine investments.  Prior to this, Mr. Goddard was a Managing Director at Chase Securities, Inc.   He began his career at Bank of America Securities in the Investment Banking group.  He has his MBA from New York University and his BA from St. Lawrence University.

Audit Committee. We do not currently have an Audit Committee and all actions that would otherwise be handled by the Audit Committee are undertaken by the full Board of Directors. If and when we find a suitable merger candidate and we successfully enter into a merger transaction whereby a company with assets and operations survives, we intend to establish an Audit Committee that fulfills the independence and other requirements promulgated by the SEC.

Board of Directors and Executive Officers prior to our emergence from Bankruptcy

Prior to our emergence from Chapter 11 of the Bankruptcy Code, Dean M. Leavitt was our Chairman of the Board and Chief Executive Officer, Barry A. Kaplan was a director of the Company, Chester N. Winter was a director of the Company, Heidi R. Goff was our President and Chief Operating Officer, Charles I. Leone was our Executive Vice President, Chief Administrative Officer and Secretary and Adi Raviv was our Executive Vice President and Chief Financial Officer. With the exception of Mr. Leone, who is currently serving as an outside consultant to the Company, none of our directors and officers prior to the Reorganization has any current affiliation with us.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes of ownership with the SEC. Officers, directors, and ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during our fiscal year ended June 30, 2006, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent stockholders were met, except that the reports filed by Messrs. Chazen and Regenstein were not filed on a timely basis.

Code of Ethics

We do not currently have a code of ethics because we are not an operating company. If and when we find a suitable merger candidate and we successfully enter into a merger transaction whereby a company with assets and operations survives, we intend to establish a code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

On March 18, 2005, Robert Ellin became a director and our Chief Executive Officer, Jay Wolf became a director and our Chief Operating Officer and Chief Financial Officer and Barry Regenstein became a director. On January 18, 2006, upon the appointment of Mr. David Chazen as President and a member of the Board of Directors, the Company has agreed to compensate Mr. Chazen for his services as President at a rate of $10,000 per month. This compensation arrangement can be terminated by either the Company or Mr. Chazen upon written notice to the other party. In addition, for agreeing to serve as a member of the Company’s Board of Directors, Mr. Chazen was granted a warrant to purchase 150,000 shares of the Company’s Common Stock, having an exercise price of $1.00 and an expiration date of January 18, 2008. The warrants were valued at $225,000 using the Black-Scholes Model, and was charged to compensation expense.

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

We have no plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our Board of Directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Although it is our policy that no director receive and/or accrue any compensation for their services as a director, including committee participation and/or special assignments, on January 18, 2006, upon the appointment of Messrs. Chazen and Regenstein as members of our Board of Directors, Mr. Chazen granted a warrant to purchase 150,000 shares and Mr. Regenstein was granted a warrant to purchase 50,000 shares of the Company’s Common Stock, each warrant having an exercise price of $1.00 and an expiration date of January 18, 2008. The warrants granted to Messrs. Chazen and Regenstein contain standard piggyback registration rights, provided, however, the shares of common stock issued upon exercise will be subject to restrictions on resale for a period of one year from the date of exercise.

Although it is our policy that no director receive and/or accrue any compensation for their services as a director, including committee participation and/or special assignments, on January 18, 2006, upon the appointment of Messrs. Chazen and Regenstein as members of our Board of Directors, Mr. Chazen granted a warrant to purchase 150,000 shares and Mr. Regenstein was granted a warrant to purchase 50,000 shares of the Company’s Common Stock, each warrant having an exercise price of $1.00 and an expiration date of January 18, 2008. The warrants granted to Messrs. Chazen and Regenstein contain standard piggyback registration rights, provided, however, the shares of common stock issued upon exercise will be subject to restrictions on resale for a period of one year from the date of exercise.

On March 10, 2006, a Management Agreement with Trinad Management, LLC ("Trinad Management") and the Company, pursuant to which Trinad Management agrees to provide the Company with certain management services (the "Management Services"), including, without limitation, the sourcing, structuring and negotiation of a potential business combination involving the Company became effective. As compensation for such Management Services, the Company shall pay Trinad Management a monthly management fee of $30,000 for a period of five years. The Company may terminate the agreement by paying a termination fee of $1,000,000. Trinad and its affiliates collectively own approximately 40% of the Company's issued and outstanding Common Stock. The Company paid $90,000 in fees for Management Services to Trinad Management during the year ended June 30, 2006.

Other than as describe above, there are no management agreements with our directors or executive officers and we do not anticipate that written agreements will be put in place in the foreseeable future.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our common stock as of October 10, 2006, by the (i) Named Executive Officers, (ii) all persons, including groups, known to us to own beneficially more than five percent (5%) of the outstanding Common Stock, and (iii) all executive officers and directors as a group. A person (or group) is deemed to be a beneficial owner of common stock that can be acquired by such person or group within 60 days from October 10, 2006, upon the exercise of warrants, options or other rights exercisable for, or convertible into, Common stock. As of October 10, 2006, there were a total of 9,499,730 shares of Common Stock outstanding and there were 5,750,000 warrants outstanding that were convertible into shares of Common Stock.

Except as otherwise indicated, the address of each of the following persons is c/o U.S. Wireless Data, Inc., 2121 Avenue of the Stars, Suite 1650, Los Angeles, CA 90067.

CERTAIN HOLDERS OF COMMON STOCK

	Beneficially Owned as of October 10, 2006 (1)
Name and Address of Owner	Number of Shares		Percent of Class
Trinad Capital L.P
2121 Avenue of the Stars,
Suite 1650
Los Angeles, CA 90067	3,720,000	(2)	39.2%
David Smith	1,000,000	(3)	10%
Lyrical Opportunity Partners, LP	1,000,000	(4)	10%
Current directors or officers:
Robert S. Ellin	—	(2)	*
Jay A. Wolf	—	(2)	*
David Chazen	550,000	(5)	5.6%
Barry I. Regenstein	50,000	(2)	*
David Goddard	50,000		*
All current directors and named executive officers as
a group (four persons)	6,370,000		64.8%

* Represents less than 1% of outstanding shares.

(1)
Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or exercisable, convertible or issuable within 60 days of October 10, 2006, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Trinad owns 39% of our outstanding Common Stock. Robert Ellin and Jay Wolf, two of our directors and executive officers, are principals of Trinad and Barry Regenstein, our other director, is affiliated with Trinad. Robert Ellin and Jay Wolf may be deemed to beneficially own the stock that Trinad owns.

(3)	Amount shown includes warrants to purchase 500,000 shares of Common Stock that are currently exercisable.

(4)	Amount shown includes warrants to purchase 500,000 shares of Common Stock that are currently exercisable.

(5)	Amount shown includes warrants to purchase 350,000 shares of Common Stock that are currently exercisable.

Changes in Control

On June 14, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with StarVox Acquisition, a California corporation and wholly-owned subsidiary of the Company, and StarVox Communications, Inc. (“StarVox”). At the closing of the merger, the shares of StarVox common and preferred stock issued and outstanding immediately prior to the effective time of the merger shall be converted on a pro rata basis automatically into the right to receive 451.004079 shares of fully paid and non-assessable shares of the Company’s preferred stock (the “Preferred Stock”) which, when converted, will equal 18,494,534 fully paid and non-assessable shares of the Company’s common stock (the “Common Stock”). At the effective time of the merger, each outstanding option to acquire StarVox common stock, whether vested or unvested, will be assumed by the Company and will be deemed to constitute an option to acquire, on the same terms and conditions, the same number of shares of the Company’s Common Stock as the holder of such option would have been entitled to receive pursuant to the merger had such holder exercised such option in full including unvested shares, immediately prior to the effective time. At closing, the Company will issue warrants to acquire shares of the Company’s Preferred Stock, which such number of shares of Preferred Stock will be based on the exchange ratio used in the merger, to existing warrant holders of StarVox such that the holder of such warrants, upon exercise, will receive that number of shares of the Company’s Common Stock as such holder would have been entitled to receive pursuant to the merger had such holder exercised such warrants immediately prior to the effective time of the merger, with the same expiration date as currently exists and at a per share exercise price proportionately adjusted for the exchange ratio.

As a condition to closing, the parties to the Merger Agreement have agreed that the Management Agreement between the Company and Trinad Management, LLC dated March 10, 2006, must be terminated. According to the terms of the Management Agreement, The Company may terminate the agreement by paying a termination fee of $1,000,000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding Common Stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest except as noted below.

On March 18, 2005, in accordance with the Plan, Trinad Capital, L.P (“Trinad”), our Plan sponsor, became the holder of 93% of our newly issued common stock (the “Reorganization”). Additionally, on March 18, 2005, Robert Ellin became a director and our Chief Executive Officer, Jay Wolf became a director and our Chief Operating Officer and Chief Financial Officer and Barry Regenstein became a director. Robert Ellin and Jay Wolf are the Managing Member and Managing Director of Trinad, respectively, and Barry Regenstein is an outside consultant to Trinad.

On March 10, 2006, a Management Agreement with Trinad Management, LLC ("Trinad Management") and the Company, pursuant to which Trinad Management agrees to provide the Company with certain management services (the "Management Services"), including, without limitation, the sourcing, structuring and negotiation of a potential business combination involving the Company became effective. As compensation for such Management Services, the Company shall pay Trinad Management a monthly management fee of $30,000 for a period of five years. The Company may terminate the agreement by paying a termination fee of $1,000,000. The Company paid $90,000 in fees for Management Services to Trinad Management during the year ended June 30, 2006. Trinad and its affiliates (which includes Trinad Management) collectively own approximately 40% of the Company's issued and outstanding Common Stock.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

ITEM 13. EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Amended Disclosure Statement filed with the United States Bankruptcy Court for the Southern District of New York (1)

2.2	Amended Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York (1)

2.3	Order Confirming Amended Plan of Reorganization issued by the United States Bankruptcy Court for the Southern District of New York (1)

2.4	Agreement and Plan of Merger, dated as of June 14, 2006, among the Company, StarVox Acquisition, Inc., and StarVox Communications, Inc. (2)

3.1	Certificate of Incorporation (3)

3.2	Amended and Restated Certificate of Incorporation (4)

3.3	Bylaws adopted March 18, 2005 (4)

4.1	Form of Warrant issued to investors in connection with Subscription Agreement, dated as of December 30, 2005 (5)

4.2	Form of Warrant issued to investors in connection with Subscription Agreement, dated as of January 16, 2006 (6)

4.3	Form of Warrants issued to Messrs. Barry I. Regenstein and David Chazen in connection with their respective appointments to the Company’s Board of Directors (7)

4.4	Form of Warrant issued to David Goddard in connection with his appointment to the Company’s Board of Directors (8)

4.5	Form of Warrant issued to investors in connection with Subscription Agreement, dated as of March 10, 2006 (9)

10.1	Agreement of Purchase and Sale, dated as of March 26, 2004, by and between U.S. Wireless Data, Inc. and NBS Synapse Corporation (10)

10.2	Agreement of Purchase and Sale, dated as of March 26, 2004, by and between U.S. Wireless Data, Inc. and SANI Operating Co., LLC (10)

10.3	Indemnification Agreement with consultant dated as of May 18, 2005 (4)

10.4	Loan Agreement with Trinad Capital, L.P. dated as of September 23, 2005 (4)

10.5	Form of Subscription Agreement, dated as of December 30, 2005 (5)

10.6	Form of Subscription Agreement, dated as of January 16, 2006 (6)

10.7	Letter Agreement between the Company and David Chazen, dated as of January 18, 2006 (7)

10.8	Form of Subscription Agreement, dated as of March 10, 2006 (9)

10.9	Management Agreement between the Company and Trinad Management, LLC. Dated as of March 10, 2006 (9)

10.10	$300,000 Senior Secured Promissory Note issued to the Company by StarVox Communications, Inc. dated April 20, 2006 (11)

10.11	$3,200,000 Senior Secured Promissory Note issued to the Company by StarVox Communications, Inc. dated June 14, 2006 (2)

16.	Letter from Deloitte & Touche LLP, dated January 12, 2005 (12)

31.1	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*

(1)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K, filed on January 18, 2005.

(2)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K, filed on June 20, 2006.

(3)	Incorporated by reference from the like-named exhibit filed with our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2000, filed on November 14, 2000.

(4)	Incorporated by reference from the like-named exhibit filed with our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, filed on September 28, 2005.

(5)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K, filed on January 5, 2006.

(6)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K, filed on January 20, 2006.

(7)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K, filed on January 24, 2006.

(8)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K, filed on February 17, 2006.

(9)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K, filed on March 16, 2006.

(10)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K, filed on April 12, 2004.

(11)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K, filed on April 26, 2006.

(12)	Incorporated by reference from the like-named exhibit filed with our Current Report on Form 8-K, filed on January 13, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Friedman, LLP for the audit of our annual financial statements and fees for other services for the years ended June 30, 2006 and 2005:

	2006	2005
Audit fees: (1)	$44,000	$36,000
Audit related fees: (2)	None	None
Tax fees: (3)	None	None
All other fees: (4)	None	None
Total	$44,000	$36,000

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

Our Board of Directors pre-approved the retention of Friedman for all audit, and audit-related services during fiscal 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. WIRELESS DATA, INC.

Dated: October 13, 2006	By:	/s/ Robert Ellin
Robert Ellin Chief Executive Officer (Principal Executive Officer)

Dated: October 13, 2006	/s/ Jay Wolf
Jay Wolf Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)