Form 10QSB
period 2006-09-30
U S WIRELESS DATA INC
filed 2006-11-20
CIK 895716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

                        ☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934 for the quarterly period ended September 30, 2006

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
(310) 601-2500
(Registrant’s Telephone Number, including area code)

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

As of November 17, 2006, there were outstanding 9,499,730 shares of the Registrant’s Common Stock ($0.01 par value per share).

Transitional Small Business Disclosure Format. Yes ☐ No ☒

U.S. WIRELESS DATA, INC.
SEPTEMBER 30, 2006 QUARTERLY REPORT ON FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this section, “Special Note Regarding Forward-Looking Statements,” references to “we,” “us,” “our,” and “ours” refer to U.S. Wireless Data, Inc.

To the extent that the information presented in this Quarterly Report on Form 10-QSB discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Plan of Operation”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and any other cautionary statement in this Quarterly Report.

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. WIRELESS DATA, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

September 30,
2006
ASSETS

Cash and cash equivalents	$954,000
Loans receivable	3,500,000
Interest receivable	110,000
Due from related parties	15,000
Prepaid and other current assets	45,000

Total Assets	$4,624,000

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$1,000
Accrued liabilities	133,000

Total Liabilities	134,000

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 1,000,000 shares authorized, none issued	-
Common Stock, $.01 par value, 19,000,000 shares authorized,
9,499,730 shares issued and outstanding	95,000
Additional paid-in capital	5,739,000
Accumulated deficit	(1,344,000)

Total Stockholders' Equity	4,490,000

Total Liabilities and Stockholders' Equity	$4,624,000

See notes to condensed consolidated financial statements.

U.S. WIRELESS DATA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,
	2006	2005

INCOME(EXPENSES):
Interest income	$98,000	$-
General and administrative	(312,000)	(36,000)

NET LOSS	$(214,000)	$(36,000)

Basic and diluted net loss per share:	$(0.02)	$(0.01)

Weighted average common shares outstanding,
basic and diluted	9,500,000	4,000,000

See notes to condensed consolidated financial statements.

U.S. WIRELESS DATA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(214,000)	$(36,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in assets and liabilities:
Interest receivable	(90,000)	-
Due from related parties	5,000	-
Prepaid and other current assets	(41,000)	-
Accounts payable	1,000	21,000
Accrued liabilities	(28,000)	-

Net cash used in operating activities, and net decrease in cash	(367,000)	(15,000)

CASH AND CASH EQUIVALENTS, beginning of period	1,321,000	28,000

CASH AND CASH EQUIVALENTS, end of period	$954,000	$13,000

See notes to condensed consolidated financial statements.

U.S. WIRELESS DATA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - THE COMPANY

U.S. Wireless Data, Inc. (“USWD”, the “Company”, “we”, “us”, “our” or similar terms) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. We are currently a “shell” company with no operations and controlled by Trinad Capital, L.P. (“Trinad”).

Management’s Plan of Operation

The Company has raised additional capital with a view to making us an attractive vehicle with which to acquire a business. On June 14, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with StarVox Communications, Inc. (“StarVox”). Upon closing, the loans receivable will be converted into capital of the newly merged entity, and the shares of StarVox common and preferred stock outstanding immediately prior to the effective time of the merger shall be converted on a pro rata basis automatically into the right to receive 451.004079 shares of fully paid and non-assessable shares of the Company’s preferred stock which, when converted, will equal 18,494,534 fully paid and non-assessable shares of the Company’s common stock. At the closing of the merger, the shareholders of the Company will, by shareholder consent, increase the authorized number of shares of preferred stock and common stock to ensure that there are sufficient authorized shares available. Additionally, at the effective time of the merger, each outstanding option to acquire StarVox capital stock, whether vested or unvested, will be assumed by the Company and will be deemed to constitute an option to acquire, on the same terms and conditions, the same number of shares of the Company’s common stock as the holder of such option would have been entitled to receive pursuant to the merger had such holder exercised such option in full including unvested shares, immediately prior to the effective time. At closing, the Company will issue warrants to acquire shares of the Company’s preferred stock, with which such number of shares of the Company’s preferred stock to be based on the exchange ratio used in the merger, to existing warrant holders of StarVox such that the holder of such warrants upon exercise will receive that number of shares of the Company’s common stock as such holder would have been entitled to receive pursuant to the merger had such holder exercised such warrants immediately prior to the effective time of the merger, with the same expiration date as currently exists and at a per share exercise price proportionately adjusted for the exchange ratio.

There can be no assurance that the merger will be consummated or, if consummated, that it will be consummated on the terms set forth in the Merger Agreement. We are therefore subject to a number of risks, including: this or any other acquisition consummated by us may turn out to be unsuccessful; and whether financing that could have a dilutive effect on our present stockholders will be required in connection therewith. The historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stage of development, causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

As of September 30, 2006, the Company had approximately $954,000 of cash, which management believes is sufficient to satisfy our monetary needs for the next fiscal year.

We do not currently have an operating business and therefore have no ability to generate cash flow from operations in order to fund our ongoing financial needs past the next fiscal year.

U.S. WIRELESS DATA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - BASIS OF PRESENTATION

Principles of Consolidation

The consolidated financial statements include the accounts of U.S. Wireless Data, Inc. and its wholly owned subsidiary, StarVox Acquisition, a California corporation, which was formed as a shell company on June 6, 2006 to merge with StarVox Communications, Inc. (collectively, the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation. The Company had no subsidiaries as of September 30, 2005.

Basis of Presentation and Use of Estimates

The accompanying interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and have been prepared by us, without an audit pursuant to the rules and regulations of the Security and Exchange Commission. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the financial statements. Operating results for the periods presented are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report for the year ended June 30, 2006 on Form 10-KSB.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

Investments in money market funds and highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents are carried at cost, which approximates fair value. We maintain all of our cash balances with major financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation limit of up to $100,000. The Company has not experienced any losses as a result of this policy, and management believes there is little risk of loss.

Income Taxes

We follow Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, issued by the Financial Accounting Standards Board (“FASB”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Since the Company has no prior history of profits, management has recorded a full valuation allowance as it is more likely than not that the deferred tax assets will not be realized.

U.S. WIRELESS DATA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - BASIS OF PRESENTATION (continued)

Stock-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s third quarter in fiscal year 2006. The Company’s consolidated financial statements as of and for the year ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended June 30, 2006 was approximately $381,000, which consisted of warrants granted to Board Members and an Officer (See Note 5). There was no stock-based compensation expense related to employee equity awards for the year ended June 30, 2005 under APB 25.

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

On November 10, 2005, the FASB issued FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the modified prospective transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

U.S. WIRELESS DATA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - BASIS OF PRESENTATION (continued)

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including loans receivable, interest receivable and accrued liabilities, approximates their fair values due to their relatively short-term nature.

NOTE 3 - LOANS RECEIVABLE AND MERGER AGREEMENT

On April 20, 2006, the Company provided a bridge loan of $300,000 to StarVox. The loan is due on demand 120 days after April 20, 2006. The loan provides for an interest rate of 10% per annum and is secured by a lien on all of the assets of StarVox.

On June 14, 2006, the Company provided a senior secured loan in the amount of $3,200,000 to StarVox. The loan is due on demand after September 30, 2006. The loan provides for an interest rate of 10% per annum and is secured by all the assets of StarVox.

On June 14, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with StarVox. Upon closing, the loans receivable will be converted into capital of the newly merged entity, and the shares of StarVox common and preferred stock outstanding immediately prior to the effective time of the merger shall be converted on a pro rata basis automatically into the right to receive 451.004079 shares of fully paid and non-assessable shares of the Company’s preferred stock which, when converted, will equal 18,494,534 fully paid and non-assessable shares of the Company’s common stock. At the closing of the merger, the shareholders of the Company will, by shareholder consent, increase the authorized number of shares of preferred stock and common stock to ensure that there are sufficient authorized shares available. Additionally, at the effective time of the merger, each outstanding option to acquire StarVox capital stock, whether vested or unvested, will be assumed by the Company and will be deemed to constitute an option to acquire, on the same terms and conditions, the same number of shares of the Company’s common stock as the holder of such option would have been entitled to receive pursuant to the merger had such holder exercised such option in full including unvested shares, immediately prior to the effective time. At closing, the Company will issue warrants to acquire shares of the Company’s preferred stock, with which such number of shares of the Company’s preferred stock to be based on the exchange ratio used in the merger, to existing warrant holders of StarVox such that the holder of such warrants upon exercise will receive that number of shares of the Company’s common stock as such holder would have been entitled to receive pursuant to the merger had such holder exercised such warrants immediately prior to the effective time of the merger, with the same expiration date as currently exists and at a per share exercise price proportionately adjusted for the exchange ratio.

StarVox is a facilities-based next generation Infrastructure and Applications service provider, that offers wholesale and retail traditional voice services and enhanced Voice-Over-Internet Protocol (“VoIP”) services over its domestic VoIP network and its international wholesale network. StarVox’s domestic VoIP network provides over 300 Points of Presence (POPs) which allows access from about 80% of business sites. StarVox also provides local services to about 65% of business sites. A full suite of traditional and enhanced products is available to wholesale and retail customers. The international wholesale network offers reliable cost-effective worldwide connectivity to both established and emerging carriers. StarVox owns both its application technologies and domestic and international VoIP networks, which gives it a competitive advantage. StarVox works with a variety of channels (such as, ISPs, CLECs, Telecom Agents, Carriers, Affinity Groups, Property Management Groups, etc.) that are interested in migrating customers from traditional separate voice and data communications connections to a converged voice/data connection. StarVox offers a complete “turnkey” package of services to its channels with individual branding. StarVox services target small, medium and larger sized businesses (both single site and multi-site) that are interested in lowering their communications monthly costs by 20% to 40% by migrating to a converged service. In June 2006, StarVox acquired all of the outstanding stock of Capital Telecommunications Inc. (“CTI”) for $12,000,000 in cash and assumption of all outstanding liabilities. CTI is a registered competitive local exchange carrier with the Federal Communications Commission and is headquartered in York, Pennsylvania.

U.S. WIRELESS DATA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - LOANS RECEIVABLE AND MERGER AGREEMENT (continued)

The closing of the transaction is subject to certain conditions, including execution of a definitive merger agreement and the completion of due diligence. There can be no assurance that the merger will be consummated or, if consummated, that it will be consummated on the terms set forth in the Merger Agreement.

NOTE 4 - NET LOSS PER SHARE

Net loss per common share is computed in accordance with the provisions of SFAS No. 128, “Earnings per Share”. SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. During the periods presented in the condensed consolidated statements of operations, 5,750,000 warrants to purchase common stock have been excluded from the calculation since their effect would be anti-dilutive.

NOTE 5 - EXECUTIVE COMPENSATION

On January 18, 2006, upon the appointment of Mr. David Chazen as President and a member of the Board of Directors, the Company agreed to compensate Mr. Chazen for his services as President at a rate of $10,000 per month. This compensation arrangement can be terminated by either the Company or Mr. Chazen upon written notice to the other party. In addition, for agreeing to serve as a member of the Company’s Board of Directors, Mr. Chazen was granted a warrant to purchase 150,000 shares of the Company’s common stock, having an exercise price of $1.00 and an expiration date of January 18, 2008. Furthermore, on January 18, 2006, Mr. Barry Regenstein, a member of the Company’s Board of Directors, was granted, for his services as a member, a warrant to purchase 50,000 shares of the Company’s common stock, having an exercise price of $1.00 and an expiration date of January 18, 2008. The warrants granted to Messrs. Chazen and Regenstein contain standard piggyback registration rights, provided, however, the shares of common stock issued upon exercise will be subject to restrictions on resale for a period of one year from the date of exercise. The Company recognized approximately $300,000 of stock-based compensation expense related to the issuance of the warrants.

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

U.S. WIRELESS DATA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - EXECUTIVE COMPENSATION (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected Life (years)	2
Interest Rate	4.68%
Volatility	321%
Dividend Yield	0

NOTE 6 - RELATED PARTY TRANSACTIONS

On March 10, 2006, a Management Agreement between Trinad Management, LLC ("Trinad") and the Company, pursuant to which Trinad agrees to provide the Company with certain management services (the "Management Services"), including, without limitation, the sourcing, structuring and negotiation of a potential business combination involving the Company, became effective. As compensation for such Management Services the Company will pay Trinad a monthly management fee of $30,000 for a period of five years. The Company may terminate the agreement by paying a termination fee of $1,000,000. As of September 30, 2006, Trinad and its affiliates collectively own approximately 40% of the Company's issued and outstanding common stock. The Company incurred $90,000 in management fees to Trinad during the three months ended September 30, 2006.

During the year ended June 30, 2006, certain officers of the Company incurred expenses on behalf of affiliated entities that were paid by the Company and charged to the affiliates. At September 30, 2006, the amount of reimbursements receivable from related parties totaled $15,000.

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities consist of:
Accrued professional fees	$116,000
Accrued payroll expenses	11,000
Accrued travel and entertainment expenses	6,000
$133,000

NOTE 8 - COMMITMENTS AND CONTINGENCIES

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to legal proceedings arising in the ordinary course of our business.

ITEM 2. MANAGEMENT’S DISCUSSION AND PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission (“SEC”) (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 or Section 21E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) our inability to obtain sufficient cash to fund ongoing obligations and continue as a going concern; (ii) our ability to carry out our operating strategy; and (iii) other factors including those discussed below. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of unanticipated events.

Overview

U.S. Wireless Data, Inc. (“USWD”, the “Company”, “we”, “us”, “our” or similar terms) was incorporated in the state of Colorado on July 30, 1991 and was reincorporated in the state of Delaware on October 6, 2000. We are currently a “shell” company with no operations and controlled by Trinad Capital, L.P. (“Trinad”), our majority stockholder.

Management’s Discussion and Plan of Operation

The Company has raised additional capital with a view to making us an attractive vehicle with which to acquire a business. On June 14, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with StarVox Communications, Inc. Upon closing, the loans receivable will be converted into capital of the newly merged entity, and the shares of StarVox common and preferred stock outstanding immediately prior to the effective time of the merger shall be converted on a pro rata basis automatically into the right to receive 451.004079 shares of fully paid and non-assessable shares of the Company’s preferred stock which, when converted, will equal 18,494,534 fully paid and non-assessable shares of the Company’s common stock. At the closing of the merger, the shareholders of the Company will, by shareholder consent, increase the authorized number of shares of preferred stock and common stock to ensure that there are sufficient authorized shares available. Additionally, at the effective time of the merger, each outstanding option to acquire StarVox capital stock, whether vested or unvested, will be assumed by the Company and will be deemed to constitute an option to acquire, on the same terms and conditions, the same number of shares of the Company’s common stock as the holder of such option would have been entitled to receive pursuant to the merger had such holder exercised such option in full including unvested shares, immediately prior to the effective time. At closing, the Company will issue warrants to acquire shares of the Company’s preferred stock, which such number of shares of the Company’s preferred stock to be based on the exchange ratio used in the merger, to existing warrant holders of StarVox such that the holder of such warrants upon exercise will receive that number of shares of the Company’s common stock as such holder would have been entitled to receive pursuant to the merger had such holder exercised such warrants immediately prior to the effective time of the merger, with the same expiration date as currently exists and at a per share exercise price proportionately adjusted for the exchange ratio.

There can be no assurance that the merger will be consummated or, if consummated, that it will be consummated on the terms set forth in the Merger Agreement. We are therefore subject to a number of risks, including: this or any other acquisition consummated by us may turn out to be unsuccessful; and whether financing that could have a dilutive effect on our present stockholders will be required in connection therewith. The historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stage of development, causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

On March 10, 2006, the Company and Trinad Management, LLC ("Trinad Management") entered into a Management Agreement, pursuant to which Trinad Management agrees to provide the Company with certain management services (the "Management Services"), including, without limitation, the sourcing, structuring and negotiation of a potential business combination involving the Company. As compensation for such Management Services the Company will pay Trinad Management a monthly management fee of $30,000 for a period of five years. The Company may terminate the agreement by paying a termination fee of $1,000,000. Trinad and its affiliates collectively own approximately 40% of the Company's issued and outstanding common stock. The Company paid $90,000 in fees to Trinad Management during the three months ended September 30, 2006.

Stock Sales and Liquidity

On December 30, 2005, the Company sold 1,000,000 units; on January 18, 2006, the Company sold 950,000 units; on March 10, 2006, the Company sold 800,000 units; and on March 31, 2006, the Company sold 2,750,000 units. Each unit sold consisted of one share of common stock and one warrant, and the sales price of each unit was $1.00 per unit. The Company’s stock prices on the dates of closing were $1.65, $1.50, $1.65 and $2.30, respectively. The Company realized net proceeds of $5,413,000 after the costs of the offering. The warrants have an exercise price of $2 per share and expire as follows: 1,000,000 in December 2007, 950,000 in January 2008 and 3,550,000 in March 2008. The total fair value of the units totaled approximately $21,000,000 upon issuance.

As of September 30, 2006, the Company had approximately $954,000 of cash, which management believes is sufficient to satisfy our monetary needs for the next fiscal year.

We do not currently have an operating business and therefore have no ability to generate cash flow from operations in order to fund our ongoing financial needs past the next fiscal year.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Stock-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s third quarter in fiscal year 2006. The Company’s consolidated financial statements as of and for the year ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended June 30, 2006 was approximately $381,000 which consisted of warrants granted to Board Members and an Officer. There was no stock-based compensation expense related to employee equity awards for the year ended June 30, 2005 under APB 25.

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

On November 10, 2005, the FASB issued FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the modified prospective transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

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

(b) Changes in Internal Controls. There were no significant changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to legal proceedings arising in the ordinary course of our business.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no recent sales of unregistered equity securities during the period for which this report is presented or any such issuances have been previously reported on a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.  Description of Exhibit

31.1	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Subsection (A) and (B) of Section 1350, Chapter 63 of Title 18, United States Code

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. WIRELESS DATA, INC.

Dated: November 20, 2006	By:	/s/ Robert Ellin
Robert Ellin Chief Executive Officer (Principal Executive Officer)

Dated: November 20, 2006		/s/ Jay Wolf
Jay Wolf Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)