Form 10QSB
period 2006-12-31
U S WIRELESS DATA INC
filed 2007-02-14
CIK 895716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of February 14, 2007, there were outstanding 11,459,730 shares of the Registrant’s Common Stock ($0.01 par value per share).

Transitional Small Business Disclosure Format. Yes ☐     No ☒

U.S. WIRELESS DATA, INC.
DECEMBER 31, 2006 QUARTERLY REPORT ON FORM 10-QSB

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

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. WIRELESS DATA, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

December 31,
2006
ASSETS

Cash and cash equivalents	$785,000
Loans receivable	3,500,000
Interest receivable	199,000
Prepaid and other current assets	2,000

Total Assets	$4,486,000

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable and accrued liabilities	$121,000

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 1,000,000 shares authorized, none issued	-
Common Stock, $.01 par value, 19,000,000 shares authorized,
9,499,730 shares issued and outstanding	95,000
Additional paid-in capital	5,739,000
Accumulated deficit	(1,469,000)

Total Stockholders' Equity	4,365,000

Total Liabilities and Stockholders' Equity	$4,486,000

See notes to condensed consolidated financial statements.

U.S. WIRELESS DATA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended December 31,		For the six months ended December 31,
	2006	2005	2006	2005

INCOME (EXPENSES):
Interest income	$96,000	$-	$194,000	$-
General and administrative	(221,000)	(25,000)	(533,000)	(61,000)

NET LOSS	$(125,000)	$(25,000)	$(339,000)	$(61,000)

Basic and diluted net loss per share:	$(0.01)	$(0.01)	$(0.04)	$(0.01)

Weighted average common shares outstanding,
basic and diluted	9,500,000	4,337,000	9,500,000	4,168,000

See notes to condensed consolidated financial statements.

U.S. WIRELESS DATA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(339,000)	$(61,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in assets and liabilities:
Interest receivable	(179,000)	-
Due from related parties	20,000	-
Prepaid and other current assets	2,000	-
Accounts payable and accrued liabilities	(40,000)	3,000

Net cash used in operating activities	(536,000)	(58,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stocks	-	1,000,000
Net cash provided by financing activities	-	1,000,000

Net increase (decrease) in cash and cash equivalents	(536,000)	942,000

CASH AND CASH EQUIVALENTS, beginning of period	1,321,000	28,000

CASH AND CASH EQUIVALENTS, end of period	$785,000	$970,000

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

Management’s Plan of Operation

The Company has raised additional capital with a view to making us an attractive vehicle with which to acquire a business. On June 14, 2006, the Company entered into an Agreement and Plan of Merger, which was amended and restated on February 6, 2007 (“Merger Agreement”) with StarVox Communications, Inc. (“StarVox”). Prior to the closing, $500,000 of the loans receivable will be repaid to the Company and upon closing, the remaining loans receivable will be canceled, and the shares of StarVox common and preferred stock outstanding immediately prior to the effective time of the merger shall be converted on a pro rata basis automatically into the right to receive approximately 301,594 shares of fully paid and non-assessable shares of the Company’s preferred stock which, when converted, will equal approximately 22,224,700 fully paid and non-assessable shares of the Company’s common stock. At the closing of the merger, the stockholders of the Company will, by stockholder consent, increase the authorized number of shares of preferred stock and common stock to ensure that there are sufficient authorized shares available. Additionally, at the effective time of the merger, each outstanding option to acquire StarVox capital stock, whether vested or unvested, will be assumed by the Company and will be deemed to constitute an option to acquire, on the same terms and conditions, the same number of shares of the Company’s common stock as the holder of such option would have been entitled to receive pursuant to the merger had such holder exercised such option in full including unvested shares, immediately prior to the effective time. At closing, the Company will issue warrants to acquire shares of the Company’s preferred stock, with such number of shares of the Company’s preferred stock to be based on the exchange ratio used in the merger, to existing warrant holders of StarVox such that the holder of such warrants upon exercise will receive that number of shares of the Company’s common stock as such holder would have been entitled to receive pursuant to the merger had such holder exercised such warrants immediately prior to the effective time of the merger, with the same expiration date as currently exists and at a per share exercise price proportionately adjusted for the exchange ratio.

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

As of December 31, 2006, the Company had approximately $785,000 of cash, which management believes is sufficient to satisfy our monetary needs for the next fiscal year.

We do not currently have an operating business and therefore have no ability to generate cash flow from operations in order to fund our ongoing financial needs past the next fiscal year.

U.S. WIRELESS DATA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - BASIS OF PRESENTATION

Principles of Consolidation

The consolidated financial statements include the accounts of U.S. Wireless Data, Inc. and its wholly owned subsidiary, StarVox Acquisition, a California corporation, which was formed as a shell company on June 6, 2006 to merge with StarVox Communications, Inc. (collectively, the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation. The Company had no subsidiaries as of December 31, 2005.

Basis of Presentation and Use of Estimates

The accompanying interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and have been prepared by us, without an audit, pursuant to the rules and regulations of the Security and Exchange Commission. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the financial statements. Operating results for the periods presented are not necessarily indicative of operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the disclosures provided are adequate to make the information presented not misleading. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report for the year ended June 30, 2006 on Form 10-KSB.

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

U.S. WIRELESS DATA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - BASIS OF PRESENTATION (continued)

Stock-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated statement of operations. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25, as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”  (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statement of operations, other than as related to acquisitions, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

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

NOTE 3 - LOANS RECEIVABLE AND MERGER AGREEMENT

On April 20, 2006, the Company provided a bridge loan of $300,000 to StarVox. The loan is due on demand, bears interest at the rate of 10% per annum and is secured by a lien on all of the assets of StarVox.

On June 14, 2006, the Company provided a senior secured loan in the amount of $3,200,000 to StarVox. The loan is due on demand, bears interest at the rate of 10% per annum and is secured by all the assets of StarVox.

On June 14, 2006, the Company entered into an Agreement and Plan of Merger, which was amended and restated on February 6, 2007 (“Merger Agreement”) with StarVox. Prior to the closing, $500,000 of the loans receivable will be repaid to the Company and upon closing, the remaining loans receivable will be converted into capital of the newly merged entity, and the shares of StarVox common and preferred stock outstanding immediately prior to the effective time of the merger shall be converted on a pro rata basis automatically into the right to receive approximately 301,594 shares of fully paid and non-assessable shares of the Company’s preferred stock which, when converted, will equal approximately 22,224,700 fully paid and non-assessable shares of the Company’s common stock. At the closing of the merger, the shareholders of the Company will, by shareholder consent, increase the authorized number of shares of preferred stock and common stock to ensure that there are sufficient authorized shares available. Additionally, at the effective time of the merger, each outstanding option to acquire StarVox capital stock, whether vested or unvested, will be assumed by the Company and will be deemed to constitute an option to acquire, on the same terms and conditions, the same number of shares of the Company’s common stock as the holder of such option would have been entitled to receive pursuant to the merger had such holder exercised such option in full including unvested shares, immediately prior to the effective time. At closing, the Company will issue warrants to acquire shares of the Company’s preferred stock, with such number of shares of the Company’s preferred stock to be based on the exchange ratio used in the merger, to existing warrant holders of StarVox such that the holder of such warrants upon exercise will receive that number of shares of the Company’s common stock as such holder would have been entitled to receive pursuant to the merger had such holder exercised such warrants immediately prior to the effective time of the merger, with the same expiration date as currently exists and at a per share exercise price proportionately adjusted for the exchange ratio.

StarVox is a facilities-based next generation Infrastructure and Applications service provider that offers wholesale and retail traditional voice services and enhanced Voice-Over-Internet Protocol (“VoIP”) services over its domestic VoIP network and its international wholesale network. StarVox’s domestic VoIP network provides over 300 Points of Presence (POPs) which allows access from about 80% of business sites. StarVox also provides local services to about 65% of business sites. A full suite of traditional and enhanced products is available to wholesale and retail customers. The international wholesale network offers reliable cost-effective worldwide connectivity to both established and emerging carriers. StarVox owns both its application technologies and domestic and international VoIP networks, which gives it a competitive advantage. StarVox works with a variety of channels (such as, ISPs, CLECs, Telecom Agents, Carriers, Affinity Groups, Property Management Groups, etc.) that are interested in migrating customers from traditional separate voice and data communications connections to a converged voice/data connection. StarVox offers a complete “turnkey” package of services to its channels with individual branding. StarVox services target small, medium and larger sized businesses (both single site and multi-site) that are interested in lowering their communications monthly costs by 20% to 40% by migrating to a converged service. In June 2006, StarVox acquired all of the outstanding stock of Capital Telecommunications Inc. (“CTI”) for $12,000,000 in cash and assumption of all outstanding liabilities. CTI is a registered competitive local exchange carrier with the Federal Communications Commission and is headquartered in York, Pennsylvania.

U.S. WIRELESS DATA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - LOANS RECEIVABLE AND MERGER AGREEMENT (continued)

The closing of the transaction is subject to certain conditions. There can be no assurance that the merger will be consummated or, if consummated, that it will be consummated on the terms set forth in the Merger Agreement.

NOTE 4 - NET LOSS PER SHARE

Net loss per common share is computed in accordance with the provisions of SFAS No. 128, “Earnings per Share”. SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. During the periods presented in the condensed consolidated statements of operations, 5,750,000 warrants to purchase common stock have been excluded from the calculation since their effect would be anti-dilutive.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

NOTE 6 - RELATED PARTY TRANSACTIONS

On March 10, 2006, a Management Agreement between Trinad Management, LLC ("Trinad") and the Company, pursuant to which Trinad agrees to provide the Company with certain management services (the "Management Services"), including, without limitation, the sourcing, structuring and negotiation of a potential business combination involving the Company, became effective. As compensation for such Management Services the Company will pay Trinad a monthly management fee of $30,000 for a period of five years. The Company may terminate the agreement by paying a termination fee of $1,000,000. As of December 31, 2006, Trinad and its affiliates collectively own approximately 40% of the Company's issued and outstanding common stock. The Company incurred $180,000 in management fees to Trinad during the six months ended December 31, 2006.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to legal proceedings arising in the ordinary course of our business.

NOTE 8 - SUBSEQUENT EVENT

During January 2007, 32 of the Company’s warrant holders exercised their warrants utilizing a cashless exercise under which the number of shares to be issued was determined by multiplying the number of warrants being exercised by the ratio of the average closing price of the Company’s stock for the five days preceding the exercise date minus the exercise price divided by the average closing price. 3,920,000 warrants were exercised at exercise price of $2.00 per share, resulting in the issuance of 1,960,000 shares of common stocks at a value of $4.00 per share.

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

Management’s Discussion and Plan of Operation

The Company has raised additional capital with a view to making us an attractive vehicle with which to acquire a business. On June 14, 2006, the Company entered into an Agreement and Plan of Merger, which was amended and restated on February 6, 2007 (“Merger Agreement”) with StarVox Communications, Inc. Prior to the closing, $500,000 of the loans receivable will be repaid to the Company and upon closing, the remaining loans receivable will be canceled, and the shares of StarVox common and preferred stock outstanding immediately prior to the effective time of the merger shall be converted on a pro rata basis automatically into the right to receive approximately 301,594 shares of fully paid and non-assessable shares of the Company’s preferred stock which, when converted, will equal approximately 22,224,700 fully paid and non-assessable shares of the Company’s common stock. At the closing of the merger, the stockholders of the Company will, by stockholder consent, increase the authorized number of shares of preferred stock and common stock to ensure that there are sufficient authorized shares available. Additionally, at the effective time of the merger, each outstanding option to acquire StarVox capital stock, whether vested or unvested, will be assumed by the Company and will be deemed to constitute an option to acquire, on the same terms and conditions, the same number of shares of the Company’s common stock as the holder of such option would have been entitled to receive pursuant to the merger had such holder exercised such option in full including unvested shares, immediately prior to the effective time. At closing, the Company will issue warrants to acquire shares of the Company’s preferred stock, with such number of shares of the Company’s preferred stock to be based on the exchange ratio used in the merger, to existing warrant holders of StarVox such that the holder of such warrants upon exercise will receive that number of shares of the Company’s common stock as such holder would have been entitled to receive pursuant to the merger had such holder exercised such warrants immediately prior to the effective time of the merger, with the same expiration date as currently exists and at a per share exercise price proportionately adjusted for the exchange ratio.

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

On March 10, 2006, the Company and Trinad Management, LLC ("Trinad Management") entered into a Management Agreement, pursuant to which Trinad Management agrees to provide the Company with certain management services (the "Management Services"), including, without limitation, the sourcing, structuring and negotiation of a potential business combination involving the Company. As compensation for such Management Services the Company will pay Trinad Management a monthly management fee of $30,000 for a period of five years. The Company may terminate the agreement by paying a termination fee of $1,000,000. Trinad and its affiliates collectively own approximately 40% of the Company's issued and outstanding common stock. The Company paid $180,000 in fees to Trinad Management during the six months ended December 31, 2006.

Stock Sales and Liquidity

On December 31, 2005, the Company sold 1,000,000 units; on January 18, 2006, the Company sold 950,000 units; on March 10, 2006, the Company sold 800,000 units; and on March 31, 2006, the Company sold 2,750,000 units. Each unit sold consisted of one share of common stock and one warrant, and the sales price of each unit was $1.00 per unit. The Company’s stock prices on the dates of closing were $1.65, $1.50, $1.65 and $2.30, respectively. The Company realized net proceeds of $5,413,000 after the costs of the offering. The warrants have an exercise price of $2 per share and expire as follows: 1,000,000 in December 2007, 950,000 in January 2008 and 3,550,000 in March 2008. The total fair value of the units totaled approximately $21,000,000 upon issuance.

As of December 31, 2006, the Company had approximately $785,000 of cash, which management believes is sufficient to satisfy our monetary needs for the next fiscal year.

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated statement of operations. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25, as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”  (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statement of operations, other than as related to acquisitions, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

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

U.S. WIRELESS DATA, INC.

Dated: February 14, 2007	By:	/s/ Robert Ellin
Robert Ellin
Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2007		/s/ Jay Wolf
Jay Wolf
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)