Form 10QSB
period 2007-02-28
U S WIRELESS DATA INC
filed 2007-04-20
CIK 895716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended February 28, 2007.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                     to                    .
Commission file number 0-22848
U.S. Wireless Data, Inc.
(Exact name of Small Business Issuer as specified in its charter)

Delaware	84-1178691
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2728 Orchard Parkway, San Jose, California	95134-2012
(Address of principal executive offices)	(Zip Code)
(408) 625-2700
(Issuer’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☑
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 18, 2007: 11,459,730 shares of common stock

RECENT MERGER WITH STARVOX COMMUNICATIONS, INC.
     On March 23, 2007, U.S. Wireless Data, Inc., a publicly traded shell company, completed a merger with StarVox Communications, Inc., (StarVox), a California-based telecommunications company. In the merger, a wholly owned subsidiary of U.S. Wireless Data, Inc., (USWD), merged with and into StarVox Communications, with the result that StarVox Communications survived and became our wholly owned subsidiary. In connection with the merger, all issued and outstanding capital stock of StarVox Communications was exchanged for shares of our Series A preferred stock (to be converted automatically into our common stock upon an amendment to our certificate of incorporation to increase our authorized shares of common stock, contingent upon approval of such amendment by our stockholders).
     The Share/Capital structure presented in this Quarterly Report on Form 10-QSB is that of StarVox only, on a pre-merger basis. The Share/Capital structure will be materially different as a result of the merger with USWD.
     Reference is made to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on March 26, 2007. This report describes in more detail the merger and the business and operations of StarVox Communications.
     Unless the context otherwise requires, the use of the terms “Company,” “we,” “us,” or “our” refers to U.S. Wireless Data, Inc. and StarVox Communications, Inc. on a combined basis following completion of the merger noted above. The financial information, including the related equity and capitalization information contained in the notes to the financial statements, included in this Quarterly Report on Form 10-QSB relates to StarVox Communications, Inc. only.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties, principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this current report on Form 10-QSB, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Quarterly Report on Form 10-QSB, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.
     We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-QSB, and in particular, the risks discussed below and under the heading “Risk Factors” and those discussed in other documents we file with the Securities and Exchange Commission that are incorporated into this Quarterly Report on Form 10-QSB by reference. The following discussion should be read in conjunction with our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2007. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-QSB may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
     You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Quarterly Report on Form 10-QSB. Before you invest in our common stock, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-QSB could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-QSB to conform our statements to actual results or changed expectations.

US WIRELESS DATA, INC.
FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
     Effective March 23, 2007, USWD, a publicly traded shell company, and StarVox, an operating company in the telecommunications area, completed the merger of StarVox with a wholly owned subsidiary of USWD. For accounting purposes, the merger was accounted for as a reverse acquisition with Starvox as the acquirer. Accordingly, the historical financial statements of USWD became the historical financial statements of StarVox. Results of operations of USWD will be included in the financial statements for future fiscal periods ending after March 23, 2007, the effective date of the merger. Since StarVox is considered to be the accounting acquirer, our financial statements and related notes include only the operating and financial activity of StarVox as at and for the fiscal periods ended February 28, 2007, and all equity and capitalization information set forth in such notes similarly pertains only to StarVox prior to completion of the merger with USWD. The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below should be read in conjunction with the financial statements and notes, included within our Form 8-K filed with the SEC on March 26, 2007.
     The Share/Capital structure presented in this Quarterly Report on Form 10-QSB is that of StarVox only, on a pre-merger basis. The Share/Capital structure will be materially different as a result of the merger with USWD.

StarVox Communications, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	August 31,	February 28,
	2006	2007
		(Unaudited)
Assets
Current assets:
Cash	$1,386	$2,185
Accounts receivable, net of allowance of $664 and $446, respectively	7,018	4,906
Prepaid expenses and other current assets	882	910

Total current assets	9,286	8,001
Property and equipment, net of accumulated depreciation	4,308	6,470
Intangible assets	6,271	5,241
Goodwill	7,426	7,400
Restricted cash and other assets	1,391	1,400

Total assets	$28,684	$28,512

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Line of credit	$1,125	$—
Accounts payable	5,639	6,581
Accrued liabilities and other	3,476	4,886
Notes payable	3,500	3,500
Convertible notes payable	17,126	23,857
Deferred revenue	1,627	1,635
Related party payables	250	198

Total current liabilities	32,743	40,657
Capital lease obligations	—	1,389
Other long term liabilities	42	—

Total liabilities	32,785	42,046

Commitments and contingencies (see Note 12)

Preferred stock	8,875	8,875

Stockholders’ deficit:
Common stock	4	4
Deferred stock compensation	(7)	—
Additional paid-in capital	2,619	4,153
Accumulated deficit	(15,545)	(26,519)
Treasury stock	(47)	(47)

Total stockholders’ deficit	(12,976)	(22,409)

Total convertible preferred stock and stockholders’ deficit	(4,101)	(13,534)

Total liabilities, convertible preferred stock and stockholders’ deficit	$28,684	$28,512

The accompanying notes are an integral part of these condensed consolidated financial statements

StarVox Communications, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands except per share data)

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2007	2006	2007
Revenues	$3,572	$10,208	$7,439	$23,624
Operating expenses:
Cost of sales	4,739	7,192	9,681	15,906
Operating expenses	589	6,659	1,493	12,997
Depreciation and amortization	85	771	179	1,661
Impairment charge	—	—	—	26

Total operating expenses	5,413	14,622	11,353	30,590

Loss from operations	(1,841)	(4,414)	(3,914)	(6,966)

Other expense (income)
Interest and warrant amortization expense	39	2,020	143	3,991
Other expense (income), net	48	(1)	46	(1)

Total other expense	87	2,019	189	3,990

Net loss before taxes	(1,928)	(6,433)	(4,103)	(10,956)
Provision for taxes	—	18	—	18

Net loss	$(1,928)	$(6,451)	$(4,103)	$(10,974)

Basic and diluted net loss per common share	$(0.48)	$(1.89)	$(1.03)	$(3.26)

Weighted average shares used is computing basic and diluted net loss per share	3,995,639	3,417,922	3,964,743	3,368,609

The accompanying notes are an integral part of these condensed consolidated financial statements

StarVox Communications, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	February 28,
	2006	2007
Cash flows from Operating Activities:
Net loss	$(4,103)	$(10,974)

Adjustments to reconcile net loss to net cash used in Operating Activities:
Depreciation and amortization	179	1,661
Impairment or writedown of assets	—	26
Non-cash stock based compensation expense	—	135
Non-cash interest expense	—	3,800
Changes in operating assets and liabilities:
Accounts receivable	(472)	2,112
Prepaid expenses and other current assets	106	(36)
Accounts payable	444	942
Accrued liabilities and other	(141)	(540)
Deferred revenue	—	8

Net cash used in operating activities	(3,987)	(2,866)

Cash flows from Investing Activities:
Purchase of property and equipment	(315)	(466)
Cash paid for acquisitions, net of cash acquired	(40)	—

Net cash used in investing activities	(355)	(466)

Cash flows from Financing Activities:
Borrowings (payments) on line of credit	616	(1,125)
Payments under capital lease	—	(186)
Payments of other long term liabilities	—	(42)
Proceeds from issuance of unsecured demand promissory notes	—	5,484
Proceeds from issuance of preferred stock, net of issuance costs	3,642	—
Repurchase of common stock	(38)	—

Net cash provided by financing activities	4,220	4,131

Net (decrease) increase in cash and cash equivalents	(122)	799
Cash at beginning of period	210	1,386

Cash at end of the period	$88	$2,185

Supplemental cash flow disclosure:
Cash paid during the periods for:
Interest	$63	$129
Income taxes	$—	$18

Noncash financing and investing activities:

Property, plant and equipment obtained on capital lease	$—	$2,326
The accompanying notes are an integral part of these condensed consolidated financial statements

US WIRELESS DATA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Unaudited Interim Financial Statements
     The accompanying interim condensed consolidated balance sheet as of February 28, 2007, the condensed consolidated statements of operations for the three and six months ended February 28, 2006 and 2007 and the condensed consolidated statements of cash flows for the six months ended February 28, 2006 and 2007 are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In our opinion, the interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended August 31, 2006 and include all adjustments necessary for fair presentation. The results for the three and six months ended February 28, 2007 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending August 31, 2007. The fiscal quarters ended February 28, 2006 and 2007 both consisted of 13 weeks. Our 2006 fiscal year consists of 52 weeks and ended on August 31, 2006. Our 2007 fiscal year consists of 52 weeks and ends on August 31, 2007.
          The accompanying unaudited interim condensed consolidated financial statements are prepared in accordance with Securities and Exchange Commission rules and regulations, which allow certain information and footnote disclosures that are normally included in annual financial statements to be condensed or omitted. As a result, the accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto for the year ended August 31, 2006 included in our Current Report on Form 8-K filed on March 26, 2007.
          The condensed consolidated balance sheet at August 31, 2006 was derived from audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
          Please refer to the summary of significant accounting policies described in our Current Report on Form 8-K for the fiscal year ended August 31, 2006 filed on March 26, 2007.
          Stock-based Compensation
          During the first quarter of fiscal 2007, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) SFAS No. 123 — revised 2004 “Share-Based Payment”, (“SFAS 123(R)”), which replaced SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected to use the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.
          The adoption of SFAS 123(R) did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 3 for further information regarding the Company’s stock-based compensation assumptions and expenses.

          Computation of net loss per share
          Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Weighted-average shares include treasury stock. Potentially dilutive securities consisting of unvested restricted shares, stock purchase warrants and convertible preferred stock were not included in the diluted net loss per common share calculations for all periods presented because the inclusion of such shares would have had an anti-dilutive effect.
          The following table sets forth the computation of basic and diluted net income loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2007	2006	2007
	(unaudited)		(unaudited)
Numerator:
Net Loss attributable to common stockholders	$(1,928)	$(6,451)	$(4,103)	$(10,974)

Denominator:
Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	3,995,639	3,417,922	3,964,743	3,368,609

Basic and diluted net loss per common share	$(0.48)	$(1.89)	$(1.03)	$(3.26)

The following convertible notes payable, convertible preferred stock and warrants to purchase common and preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been anti-dilutive in periods of net loss:

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2007	2006	2007
	(Unaudited)		(Unaudited)
Convertible preferred stock	20,735,688	20,735,688	20,735,688	20,735,688
Convertible notes payable converting to Preferred Series A stock	—	9,375,652	—	9,375,652
Warrants to purchase common stock	4,750,000	78,805,995	4,750,000	78,805,995
Employee stock options	—	55,627,500	—	55,627,500
Warrants to purchase preferred stock	150,000	450,000	150,000	450,000
Warrants for common stock attached to unsecured demand promissory notes	—	181,387,689	—	181,387,689

	25,635,688	346,382,524	25,635,688	346,382,524
          Recently Issued Accounting Standards
          In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB statement No. 109” (FIN 48). FIN 48 clarifies the accounting treatment for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” by defining the minimum recognition threshold a tax position is required to meet before being recognized in our financial statements. FIN 48 is effective commencing with the Company’s fiscal year beginning September 1, 2007. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning September 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for the fiscal year beginning September 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 159 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.
  2. Going Concern
          The accompanying unaudited interim condensed consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has incurred a cumulative net loss of $26.5 million for the period from inception (June 14, 2004) to February 28, 2007. As of February 28, 2007, the Company will require significant additional equity or debt funding to sustain its operations and satisfy its contractual obligations. These factors, among others, may indicate that the Company may be unable to continue in existence. The Company’s financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company’s ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to fund its planned operations and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity and/or debt financing which will enable the Company to continue in existence and establish itself as a going concern. The Company has sold approximately $37 million of convertible notes, convertible preferred stock and common stock through February 28, 2007, and management believes that the Company will be successful in raising additional funding to have sufficient capital to meet its obligations for its planned operations.
  3. Stockholders’ Equity and Stock Based Compensation
          Authorized Shares and Re-Pricing of Outstanding Warrants
          In March 2007, the authorized shares of common stock were increased to 368,100,000 shares and the authorized shares of preferred stock were increased to 31,900,000 shares.
          In February 2007, all warrants issued and outstanding, with exercise prices equal to or greater than $0.50 per share, were re-priced to a value equal to one tenth of the original exercise price. Warrants to purchase an aggregate of 7,700,000 shares of common stock were re-priced with exercise prices ranging from $0.05 to $0.053 per share. The fair value of the re-priced warrants, calculated using the Black-Scholes option pricing model, was determined to be less than the fair value immediately before the modification. Accordingly, no additional charge was recorded in connection with the repricing.
          Warrants and Stock Grants
          In September 2005, the Company issued a warrant to purchase 150,000 shares of Series A convertible preferred stock at an exercise price of $0.525 per share (re-priced to $0.053 in February 2007) to a financial institution providing our line of credit facility. The fair value of the warrants calculated using the Black-Scholes option pricing model was determined to be immaterial.
          In September 2006, the Company issued a warrant to purchase 300,000 shares of Series A convertible preferred stock at an exercise price of $0.50 per share (re-priced to $0.05 in February 2007) to consultants. The fair value of the warrants calculated using the Black-Scholes option pricing model was determined to be immaterial.
          In January 2007, the Company issued Trinad a warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.525 per share (re-priced to $0.053 in February 2007). The fair value of the warrants calculated using the Black-Scholes option pricing model was determined to be approximately $11,000 and represented consideration for consulting services.

          In January 2007, the Company granted additional warrants to holders of the $14,000,000 senior secured convertible promissory notes originally issued in fiscal 2006. The additional warrants enable the holders to purchase 64,783,506 shares of common stock at an exercise price of $0.01 per share. The warrants were fully vested and exercisable upon issuance and expire three years from the date of the note. When the Company issues equity securities which are convertible into common stock at a discount from the common fair value at the commitment date, the difference between the fair value of the common stock and the conversion price multiplied by the number of shares issuable upon conversion is recognized as a beneficial conversion feature. The beneficial conversion feature is presented as a deemed dividend to the related security holders with an offsetting amount to additional paid in capital and will be amortized over the period from the issue date to the first conversion date. Since the warrants are immediately convertible into common stock by the holder at any time, the Company recorded and immediately expensed a beneficial conversion charge (deemed dividend) of approximately $742,000 in connection with its convertible subordinated debentures in February 2007.
          In January 2007, as consideration for work performed on a consulting contract, Peyton Chandler & Sullivan, Inc., an investor in the Company, was issued 50,000 shares of common stock at the fair market value of $0.03 per share and the fair value expense was recorded as consulting expense.
          In January 2007, as consideration for work performed, a departing employee of the Company was issued 25,000 shares of common stock at the fair market value of $0.03 per share and the fair value expense was recorded as compensation expense.
          Treasury Stock
          Between January and September of 2006 we repurchased 945,000 shares of unvested common stock for $47,000 from employees that had left the Company.
          Stock Based Compensation
          The Company has a stock-based compensation program that provides its Board of Directors discretion in creating employee equity incentives. The Company’s 2007 Stock Plan was adopted by the Starvox board of directors in January 2007 and approved by the Starvox shareholders in February 2007. This Plan provides for incentive and non-statutory stock options for our employees, directors and consultants. The exercise price of all stock options must at least be equal to the fair market value of our common stock on the date of grant. The Plan also allows for awards of restricted stock to our employees, directors and consultants. Stock options are generally time-based, vesting 25% each year over four years and expire ten years from the grant date. Shares issued as a result of stock option exercises are newly issued shares. As of February 28, 2007, the Company had approximately 64,500,000 shares of common stock reserved for future option exercises under the stock option plans.
          On September 1, 2006, the Company adopted the provision of SFAS 123(R) for its share-based compensation plans. Under SFAS 123(R), the Company is required to recognize stock-based compensation costs based on the estimated fair value at the grant date for its share-based awards. In accordance to this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the requisite service period which is the vesting period of the award.
          The Company previously accounted for its employee stock option and employee stock purchase plans under the intrinsic value recognition and measurement principles of APB 25 and related Interpretations, and adopted the disclosure-only provisions of SFAS 123, as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures”, (“SFAS 148”).
          The Company has elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, in the three and six months ended February 28, 2006 the compensation cost recognized includes the cost for all stock-based compensation awards granted prior to, but not yet vested as of September 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Compensation cost for all share-based compensation awards granted on or subsequent to September 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company selected the straight-line single option amortization method.

     Compensation expense recognized in the unaudited condensed consolidated statement of operations for the three and six months ended February 28, 2007 is based on awards ultimately expected to vest and reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R) the Company accounted for forfeitures as they occurred.
     In calculating the compensation cost, the Company estimates the fair value of each option grant on the date of grant using the Black-Scholes options pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility.
     As a result of adopting SFAS 123(R), the Company’s loss before income taxes for the three and six months ended February 28, 2007 was $130,000 higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the three and six months ended February 28, 2007 would have been $0.04 lower, if the Company had not adopted SFAS 123(R). There was no effect on the condensed consolidated statements of cash flows for the six months ended February 28, 2007 from adopting SFAS 123(R).
     The following table illustrates the stock-based compensation expense resulting from stock options included in the unaudited condensed consolidated statement of operations for the three and six month period ended February 28, 2007 (in thousands):

	Three months	Six months
	Ended	Ended
	February 28, 2007	February 28, 2007
Cost of sales	$—	$—
Operating expenses	133	135

Stock-based compensation expense before income taxes	133	135
Income tax benefit	—	—

Stock-based compensation expense after income taxes	$133	$135

         Stock Option Plans
     A total of 64,500,000 shares of common stock are currently reserved for issuance under the Plan. Summary of activity under the Plan for the six months ended February 28, 2007:

			Weighted		Average
	Options	Number of	Average	Aggregate	Remaining
	Available	Options	Exercise	Intrinsic	Contractual
	for Grant	Outstanding	Price	Value	Life
Balance at August 31, 2006	—
Options approved by shareholders	64,500,000	—
Options granted	(55,227,500)	55,227,500	$0.03	$—
Options cancelled or expired	—	—	—
Options exercised	—	—	—

Balance at February 28, 2007	9,272,500	55,227,500	$0.03	$—	9.06

Vested or expected to vest at February 28, 2007		45,203,128	$0.03	$—
Exerciseable at February 28, 2007		3,359,202	$0.03	$—	8.94
     The weighted-average fair value per option for options granted during the three and six months ended February 28, 2007 was $0.012. At February 28, 2007, there was $400,000 of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 2.9 years.
     The fair value of option grants was estimated by using the Black-Scholes model with the following weighted-average assumptions:

Three and Six
Months Ended
February 28, 2007
Expected volatility	42.00%
Dividend yield	0.00%
Risk free interest rate	4.68%
Expected term in years	4.0
     Expected Volatility: The Company’s computation of expected volatility for the three and six month period ended February 28, 2007 is based on the historical volatility of the common stock of a small group of public peer group companies for a time period approximating the expected term.
     Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
     Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.
     Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding after the vesting date and was determined for the three and six month period ended February 28, 2007 based on historical experience of similar awards to comparable companies, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

     In February 2007, the Company issued an out of Plan option to a consultant to purchase 400,000 shares of common stock at an exercise price of $0.50 with vesting over a two year period. The fair value of the option calculated using the Black-Scholes option pricing model is included in the tables above. The number of options vested or expected to vest at February 28, 2007 were 361,000. Options exercisable at February 28, 2007 were 316,669.
     Restricted Stock
     Since inception, we have issued 2,515,000 restricted shares of common stock. The restricted shares generally vest 50% on each of the first and second anniversaries following the award date. As of February 28, 2007, 1,172,500 shares were vested, repurchase rights had been exercised on 945,000 shares after employment termination and 397,500 shares of common stock were subject to repurchase rights upon termination of employment by the holders.
     In fiscal 2006, we recognized $16,000 of stock-based compensation expense in connection with the award of restricted stock to certain employees. Compensation expense was measured on the award date and is being recognized over two years as these restrictions lapse. The unamortized balance of deferred stock based compensation was reclassified to additional paid in capital upon the Company’s adoption of FAS 123(R) effective September 1, 2006.
     Unsecured Demand Promissory Notes with attached Warrants
     From October 2006 through March 2007, for the purpose of providing working capital, the Company issued to our current investors unsecured demand promissory notes and attached warrants for an aggregate principal amount of $5,884,000 of which $5,734,000 was received in the six months ended February 28, 2007. The promissory notes bear interest at 5 percent per annum and the warrants, with a 10 year term, would convert into 181,387,689 shares of our common stock or 50% of the Company, whichever is greater. The related warrants can only be exercised through the cancellation of the principal and accrued interest of the related notes – see note 13 for further discussion.
     Shares Reserved for Future Issuance
     We have reserved shares of common stock for future issuance, as follows:

February 28,
2007
Common stock warrants
Warrants issued in April 2005 in connection with financing	4,500,000
Warrants issued in May-June 2006 in connection with financing	6,772,489
Warrants issued in January 2006 for financial services	250,000
Warrants attached to Unsecured Demand Promissory Notes	181,387,689
Warrants to Trinad for management consulting services	2,500,000
Warrants issued to holders of $14M of the Convertible Promissory Notes	64,783,506
Common stock employee options	64,500,000
Out-of-Plan common stock option	400,000
Convertible preferred stock — Series A	18,835,688
Convertible preferred stock — Series A-1	1,900,000
Convertible notes converting to preferred series A stock at merger	9,375,652
Series A convertible preferred stock warrants	450,000

355,655,024

   4. Business Combinations
     US Wireless Data, Inc.
     In June 2006, we signed a reverse merger agreement with US Wireless Data, Inc. (“USWD”), a public shell Company. USWD was a “shell” company with virtually no operations. USWD effected a reorganization on March 18, 2004, thereby emerging from Chapter 11 Proceedings. Our business plan was to merge or effect a business combination with a domestic or foreign public entity thereby gaining access to public capital markets. The merger was completed March 23, 2007. Under the terms of the merger agreement we contributed all of our assets and liabilities (including our CTI subsidiary) in exchange for approximately 72% of USWD’s common stock. Our current officers and management have become the officers and management of USWD. Subject to approval of its stockholders, USWD intends to change its name to StarVox Communications, Inc.
     In connection with the negotiations and signing of the reverse merger agreement with USWD, we issued to USWD two senior secured promissory notes totaling $3,500,000. As of August 31, 2006, the note for $300,000 was callable and the note for $3,200,000 was callable after September 30, 2006. As of February 28, 2007, both of these senior secured promissory notes are still outstanding. See Note 8.
     The following table outlines changes to the carrying amount of goodwill:

(in thousands)
Balance at August 31, 2005	$—
Goodwill acquired — ZFone	26
Goodwill acquired — CTI	7,400

Balance at August 31, 2006	7,426
Impairment charge — ZFone	(26)

Balance at February 28, 2007 (unaudited)	$7,400

     5. Property and Equipment
     Property and equipment consists of (in thousands):

	August 31,	February 28,
	2006	2006
		(unaudited)
Land	$30	$30
Building	522	521
Network equipment	4,057	6,695
Computers and software	249	228
Construction in progress	—	176
Furniture and fixtures	62	62

	4,920	7,712
Less accumulated depreciation and amortization	(612)	(1,242)

Property and equipment, net	$4,308	$6,470

     6. Goodwill and Intangible Assets
     Goodwill and intangible assets consist of (in thousands):

	August 31,	February 28,
	2006	2007
		(unaudited)
Amortizable intangible assets:
Acquired customer contracts	$5,900	$5,900
Acquired trademarks / trade names	800	800

	6,700	6,700
Less: Accumulated amortization	(429)	(1,459)

Intangible assets, net	$6,271	$5,241

Non-amortized intangible assets:
Goodwill	$7,427	$7,400

     Software Licenses
     We evaluate our intangible assets for impairment whenever events and circumstances indicate its fair value may be less than its carrying value. Adjustments to record impairment of intangible assets could have a material adverse impact on our financial condition and results of operations in the period or periods in which such impairment is identified. Amortization expense associated with the acquired customer contracts and trade names was $429,000 and $1,030,000 in fiscal 2006 and the six months ended February 28, 2007, respectively.
The anticipated amortization schedule for intangible assets is as follows (in thousands):

	Acquired	Acquired
	Customer	Trademarks /
	Relationships	Trade Names	Total
Six months ending February 28, 2007	$630	$233	$863
Year ending August 31,
2008	1,260	—	1,260
2009	1,260	—	1,260
2010	1,177	—	1,177
2011	681	—	681

	$5,008	$233	$5,241

  7. Line of Credit
     In August 2005, we entered into a one year financing agreement with a financial institution providing a line of credit of $750,000 through August 2006 where we can borrow up to 70% of eligible accounts receivables at an effective interest rate of 24% per annum. In addition, certain of our other creditors agreed to subordinate their interest to this financial institution. In January 2006, the line of credit was amended to increase the borrowing limit to $1,500,000.
     In September 2006, we finalized a two part credit facility with a financial institution. The first part is a $6 million revolving line of credit where we can borrow up to 80% of eligible accounts receivable. Interest is calculated as prime rate plus 1.0% or prime rate plus 1.5% dependant upon our quick ratio. We intend to use some of the proceeds from this facility to retire our current accounts receivable credit line. The second part is a $6 million general term facility that can grow to $10 million as we achieve certain profitability targets. The interest rate is prime rate plus 2.25% and we will be required to issue to the bank up to 300,000 Series A preferred stock warrants, exercisable at $0.50 per share (repriced to $.05 in February 2007) depending upon the amount of credit extended. We must maintain a fixed debt service coverage ratio, and certain EBITDA targets, and obtain the bank’s consent to enter into certain material agreements. Borrowings under both credit facilities are secured by all of our assets and are senior to all other debt holders. As of August 31, 2006, and February 28, 2007, we had borrowings and accrued interest of $1,125,000 and zero, respectively.

8. Notes Payable
     In fiscal 2006, we issued two senior secured promissory notes to USWD in connection with the contemplated reverse merger as follows:
Year ended August 31,2006 and six months ended February 28, 2007

Total
(in thousands)
Senior secured promissory note maturing August 2006. Interest at 10% per annum until maturity, then 15% per annum	$300
Senior secured promissory note maturing September 2006 Interest at 10% per annum until maturity, then 15% per annum	3,200

$3,500

     Both notes payable are collateralized by all of our assets. In connection with the issuance of these notes, significant holders of our voting stock have entered into a stockholders voting agreement establishing the makeup of our board of directors. The stockholders voting agreement terminated on the closing of the merger with USWD which was March 23, 2007.
     As of February 28, 2007, both of these senior secured promissory notes have matured, are callable and bear interest at 15% per annum.
  9. Convertible Notes Payable and Unsecured Demand Promissory Notes with Attached Warrants
     The following schedule details all convertible notes payable and their respective terms:

	August 31,	February 28,
	2006	2007
		(unaudited)
Secured convertible promissory notes, due upon demand; interest at 5% per annum until maturity, then 15% per annum	$1,220	$1,220
Secured convertible promissory notes maturing August and September 2006; interest at 5% per annum until maturity, then 15% per annum	3,100	3,100
Senior secured convertible promissory notes maturing November and December 2006; Interest at 12% per annum until maturity, then 15% per annum	14,000	14,000

	18,320	18,320
Less: Unamortized issuance costs	(1,194)	—

	$17,126	$18,320

Unsecured demand promissory notes with attached warrants maturing in 2016-2017; Interest at 5% per annum	—	5,537

	$17,126	$23,857

     Between February and June of 2006, we issued $18,320,000 in secured and senior secured convertible promissory notes to serve as bridge financing for the acquisition of CTI and to fund continuing operating costs. The secured convertible promissory notes of $4,320,000 converted to 9,375,652 shares of preferred stock – Series A upon the merger with USWD which was completed on March 23, 2007 – see note 13 for further discussion. The remaining $14,000,000 of senior secured convertible notes are due in September 2007.
     In connection with the $14,000,000 senior secured convertible promissory notes issued in fiscal 2006, note holders were also issued warrants to purchase 6,772,489 shares of common stock at an exercise price of $0.01 per share. In January 2007, the Company granted additional warrants. The additional warrants enable the holders to purchase 64,783,506 shares of common stock at an exercise price of $0.01 per share. The warrants were fully vested and exercisable upon issuance and expire three years from the date of the note.

The fair value of the warrants calculated using the Black-Scholes option pricing model is $2,515,000 and has been recorded as a note issuance discount and is being amortized to interest expense over the life of the notes. Interest expense associated with the amortization of the warrant discount was $16,000 and $1,194,000 for the six months ended February 28, 2006 and 2007, respectively.
     Unsecured Demand Promissory Notes with attached Warrants
     From October 2006 through March 2007, for the purpose of providing working capital, the Company issued to certain of our current investors unsecured demand promissory notes and attached warrants for an aggregate principal amount of $5,884,000 of which $5,734,000 was received in the six months ended February 28, 2007. The promissory notes bear interest at 5 percent per annum and the warrants, with a 10 year term, would convert into 181,400,000 shares of our common stock or 50% of the Company, whichever is greater. The related warrants can only be exercised through the cancellation of the principal and accrued interest of the related notes. Concurrent with the merger with USWD in March 2007, common shares were issued in exchange for cancellation of the notes and related accrued interest – see note 13 for further discussion.
10. Income Taxes
     During the three and six months ended February 28, 2007, the Company’s income tax provision was $18,000 and primarily reflects amortization of deferred charges and provisions for taxes in certain state and local jurisdictions. The Company’s income tax expense reflects the estimated annual effective tax rate at that time based on projections of operations.
     A valuation allowance is required to be recorded if in management’s judgment, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, management has concluded that a valuation allowance is necessary to reduce the net deferred tax asset balance to zero. Deferred tax assets have been recognized only to the extent of deferred tax liabilities.
11. Related Party Payables and Transactions
     In September 2006, notice was received demanding full payment of the note payable. In November 2006, $100,000 of the note was repaid. The remaining $150,000 note and accrued interest of $48,000 was converted into a demand promissory note with attached warrants for 6,089,047 shares of common stock. Concurrent with the merger with USWD in March 2007, common shares were issued in exchange for cancellation of the note and related accrued interest – see note 13 for further discussion.
12. Commitments and Contingencies
     Rental expenses under operating leases were $325,000 and $246,000 for fiscal 2006, and the six months ended February 28, 2007, respectively. We have future minimum rental commitments for capital and non-cancelable operating leases on office space and equipment as of February 28, 2007, as follows:

Year ending	Total capital	Total operating
August 31	lease payments	lease payments
2007	$436	$164
2008	872	284
2009	872	213
2010	218	164
2011	—	55

	2,398	$880

Less future interest expense	(257)

	$2,141

     Letters of Credit
     We have several outstanding letters of credit for the benefit of certain vendors that secure our obligations for leased space and telecommunications services. The terms of the letters of credit coincide with the terms of the leases or for the periods we continue to purchase these telecommunications services. The letters of credit are secured by certificates of deposit held by the issuing financial institution, are reported as restricted cash and are excluded from our operating cash.
13. Subsequent Events
     In March 2007, the Company completed its merger with StarVox Communications, Inc. as more fully described in the Form 8-K filing of March 26, 2007.
     In March 2007 the Company sold its facility located in York, Pennsylvania to a related party, consisting of approximately 8,500 square feet for approximately $500,000. The book value of the property approximates the sale price. The Company has signed a lease agreement to continue using a portion of the building through August 2007 at approximately $3,000 per month and thereafter on a month to month basis at approximately $6,000 per month.
     From October 2006 through March 2007, for the purpose of providing working capital, the Company issued to our current investors unsecured demand promissory notes and attached warrants for an aggregate principal amount of $5,884,000 of which $5,734,000 was received in the six months ended February 28, 2007. The promissory notes bear interest at 5 percent per annum and the warrants, with a 10 year term, would convert into 181,387,689 shares of our common stock or 50% of the Company, whichever is greater. The related warrants can only be exercised through the cancellation of the principal and accrued interest of the related notes. Concurrent with the merger with USWD in March 2007, common shares were issued in exchange for cancellation of the notes and related accrued interest.

Item 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The discussion below summarizes the factors affecting the operating results and financial condition of StarVox Communications, Inc. The following information should be read in conjunction with the historic condensed consolidated financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-QSB and our audited annual financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Current Report on Form 8-K as filed March 26, 2007 with the Securities and Exchange Commission.
     The statements contained in this Quarterly Report on Form 10-QSB, that are not purely historical, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and include statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and are subject to risks and uncertainties. All forward-looking statements in this Quarterly Report on Form 10-QSB are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to: variations in demand for our products; the level and timing of sales; the extent of product and price competition; introductions or enhancements of products or delays in introductions or enhancements of products; hiring and retention of personnel; changes in the mix of products sold; general domestic economic and regulatory conditions; and other factors and risks discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-QSB, our Current Report on Form 8-K and our other USWD filings with the Securities and Exchange Commission.
Overview
     Effective March 23, 2007, USWD and StarVox completed the merger of StarVox with a wholly owned subsidiary of USWD. For accounting purposes, the merger was accounted for as a reverse acquisition with Starvox as the acquirer. Accordingly, the historical financial statements of USWD became the historical financial statements of StarVox. Results of operations of USWD will be included in the financial statements from March 23, 2007, the effective date of the merger. Since StarVox is considered to be the accounting acquirer, our discussion and analysis of financial condition and results of operations only includes the operating and financial activity of StarVox. All references to stockholders’ equity and capital structure relate to StarVox only. Our discussion and analysis should be read in conjunction with the financial statements and notes, included within our Form 8-K filed with the SEC on March 26, 2007.
     StarVox, founded on June 1, 2004, was established to build a large base of business subscribers by acquiring the customer bases of Competitive Local Exchange Carriers or (“CLECs”) that typically are concentrated in Tier 2 and Tier 3 markets and are serving their customer base with legacy voice communication technology – such as TDM (time division multiplexing) technology. In implementing this business strategy, StarVox also will seek to migrate the legacy network of the acquired CLECs to the VoIP (voice over the internet protocol) network.
     In addition, StarVox intends to migrate the customer base to new generation integrated voice and data products. StarVox currently offers a suite of both the TDM and VoIP products designed to meet the voice and data communication needs of these acquired customers. StarVox’s VoIP Voice and Data or IVAD product allows local voice service, long distance service and data service such as Internet Access, to be offered to a business site over an integrated voice and data access line. StarVox’s IP Centrex product combines the IVAD offering with a StarVox network hosted office phone system, such that a business site can outsource all its voice and data communications to a single supplier- StarVox.
     As of February 28, 2007, we had total liabilities of $42.0 million, a working capital deficit of $ 32.7 million, and an accumulated deficit of $26.5 million. For the three and six months ended February 28, 2007, we incurred losses of $6.4 million and $10.9 million respectively. In order for us to continue operations at current levels we will require additional financing in the near term. If we are unable to obtain such financing, it is likely that our stockholders will lose all or substantially all of their investment.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.

     We believe the following to be our critical accounting policies because they are both important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operation for future periods could be materially affected. See “Risk Factors” for certain matters bearing risks to our future results of operations. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 1, Basis of Presentation and Significant Accounting Policies, contained in the explanatory notes to our annual financial statements contained in the Current Report on Form 8-K which was filed with the SEC on March 26, 2007. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.
     Revenue Recognition. We recognize revenue when the services and products are delivered, rates are fixed and determinable and collection is deemed probable. We invoice our customers weekly, semi-weekly and monthly after telecommunication services and products have been provided.
     Stock-Based Compensation. During the first quarter of fiscal 2007, we adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) SFAS No. 123 — revised 2004 (“SFAS 123(R)”), “Share-Based Payment”, which replaced SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected to use the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.
     The adoption of SFAS 123(R) did not have a material impact on our consolidated financial position, results of operations and cash flows. See Note 4 for further information regarding the Company’s stock-based compensation assumptions and expenses.
     Valuation of Goodwill. We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and certain non-amortizing intangibles to be evaluated for impairment on an annual basis. As required by SFAS No. 142, we perform an annual impairment test on recorded goodwill by comparing the estimated fair value to its carrying value. Our estimation of the fair value requires making judgments concerning future cash flows and appropriate discount rates. The estimate of the fair value of goodwill could change over time based on a variety of factors, including our actual operating performance. If the carrying value of the assets and liabilities, including goodwill, were to exceed our estimation of the fair value, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill.
Recently Issued Accounting Standards
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB statement No. 109” (FIN 48). FIN 48 clarifies the accounting treatment for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” by defining the minimum recognition threshold a tax position is required to meet before being recognized in our financial statements. FIN 48 is effective commencing with the Company’s fiscal year beginning September 1, 2007. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning September 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.
     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for the fiscal year beginning September 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 159 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

Results of Operations
     The following tables set forth, for the periods indicated, certain financial data:
StarVox Communications, Inc.
Condensed Consolidated Statement of Operations
(in thousands)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2007	2006	2007
	(unaudited)		(unaudited)
Revenues	$3,572	$10,208	$7,439	$23,624
Operating expenses:
Cost of sales	4,739	7,192	9,681	15,906
Operating expenses	589	6,659	1,493	12,997
Depreciation and amortization	85	771	179	1,661
Impairment charge	—	—	—	26

Total operating expenses	5,413	14,622	11,353	30,590

Loss from operations	(1,841)	(4,414)	(3,914)	(6,966)

Other expense
Interest and warrant amortization expense	39	2,020	143	3,991
Other expense	48	(1)	46	(1)

Total other expense	87	2,019	189	3,990

Net loss before taxes	(1,928)	(6,433)	(4,103)	(10,956)
Provision for taxes	—	18	—	18

Net loss	$(1,928)	$(6,451)	$(4,103)	$(10,974)

StarVox Communications, Inc.
Selected Balance Sheet Data
(in thousands)

	August 31,	February 28,
	2006	2007
		(unaudited)
Cash and cash equivalents	$1,386	$2,185
Accounts receivable, net of provision	7,018	4,906
Total assets	28,684	28,512

Current liabilities	32,743	40,657
Total liabilities	32,785	42,046
Total stockholders’ deficit	$(12,976)	$(22,409)

Revenues

Three Months Ended			Six Months Ended
February 28,			February 28,
2006	2007	% Change	2006	2007	% Change
$3,572	$10,208	186%	$7,439	$23,624	218%

     We derive our revenue primarily from the sale of voice and data services and products to small and medium size domestic businesses. Revenues increased significantly in the three and six months ended February 28, 2007 when compared to the year ago periods. The increase in revenue for the fiscal 2007 periods when compared to the fiscal 2006 periods was primarily due to additional revenue generated from the acquisition of ZFone in January 2006 and CTI in June of 2006. ZFone generated approximately $15,000 per month and CTI generated approximately $2.6 million per month.
Cost of Sales

	Three Months Ended		Six Months Ended
	February 28,		February 28,
2006	2007	% Change	2006	2007	% Change
$ 4,739	$7,192	52%	$9,681	$15,906	64%

     Expenses related to the operation of StarVox’s next generation network are comprised of both fixed and variable costs.
     The fixed costs include IP backbone expense, fixed rate transport costs paid to third party vendors, co-location rent and network support services. Our co-location facilities reside in the metro areas of Hanover, Philadelphia and Harrisburg, Pennsylvania; White Plains, New York; San Antonio, Corpus Christi, Houston and Richardson, Texas; and Atlanta, Georgia.
     The variable costs are comprised of minutes of use, or MOU, costs that we incur for origination, termination and transport services we paid to third party vendors in connection with services provided our customers’ co-location facilities.
     The increase in cost of sales for the fiscal 2007 periods when compared to the fiscal 2006 periods was directly related to the additional revenue generated from the acquisition of ZFone in January 2006 and CTI in June of 2006. For the three and six month periods ended February 28, 2007, CTI added $4.2 and $8.8 million to our cost of sales, respectively. We anticipate that our fixed costs will continue to increase in absolute dollars but decrease as a percentage of revenue in fiscal year 2007 and thereafter, as we grow the business and integrate any acquisitions.
Operating Expenses

	Three Months Ended			Six Months Ended
February 28,				February 28,
2006	2007	% Change	2006	2007	% Change
$ 589	$6,659	1031%	$1,493	$12,997	771%

     Operating expenses are comprised primarily of network operations expense, sales and marketing expense and general and administrative expense.
Network operations expense consists primarily of compensation costs for engineering staff responsible for maintaining the infrastructure necessary to deliver our services.
Sales and marketing expense consists primarily of compensation costs of our sales and marketing team and costs associated with various marketing programs.
General and administrative expense consist primarily of compensation costs of executives, finance and accounting and management information systems personnel, professional fees and general corporate overhead.
     The increase in operating expenses for the fiscal 2007 periods when compared to the fiscal 2006 periods was primarily due to additional expenses incurred as a result of the acquisition of ZFone in January 2006 and CTI in June of 2006. General and administrative expenses increased for legal and audit fees and additional finance staff necessary to prepare for the upcoming reverse merger. For the three and six month periods ended February 28, 2007, CTI added $3.4 and $5.9 million to our operating expenses, respectively.

     We expect to increase our sales efforts substantially in the future and will add additional sales staff accordingly. We expect sales and marketing expense to increase in absolute dollars in fiscal year 2007. We expect that in fiscal year 2007, and for some period of time thereafter, general and administrative expenses will grow in absolute dollars primarily due to the costs associated with being a public company. We will incur additional costs to implement and maintain new accounting and reporting systems and to hire additional personnel to enable us to meet corporate compliance and reporting requirements.
Depreciation and Amortization Expenses

	Three Months Ended		Six Months Ended
	February 28,		February 28,
2006	2007	% Change	2006	2007	% Change
$ 85	$771	807%	$179	$1,661	828%

     We depreciate assets, once placed in service, over their estimated useful lives using the straight-line method. We generally depreciate network related equipment, which represents the majority of our assets, over a five-year period. We depreciate IT equipment and licenses over a three year period and furniture and equipment over a five year period. Leasehold improvements are amortized over a two year period, which is the shorter of the respective lease term or the duration of the economic benefit of the asset.
     The increase in depreciation and amortization expenses for the fiscal 2007 periods when compared to the fiscal 2006 periods was primarily due to the amortization of intangible assets stemming from the acquisition of CTI in June 2006. The amortization of CTI intangible assets was approximately $0.5 and $1.0 million in the three and six months ended February 28, 2007, respectively. The remaining increase stems from the depreciation added by the acquisition of CTI assets in June 2006 and newly acquired assets to support the business.
Interest Expense and Other Expense, net

	Three Months Ended			Six Months Ended
	February 28,			February 28,
2006	2007	% Change	2006	2007	% Change
$ 87	$2,019	2221%	$189	$3,990	2011	%

     The increase in interest and other expenses for the fiscal 2007 periods when compared to the fiscal 2006 periods was primarily due to the interest associated with the $23 million of additional notes issued by the Company including the amortization of the fair value of warrants issued in connection with the notes. The amortization of warrant expense was $1.4 and $2.6 million in the three and six months ended February 28, 2007, respectively.
Liquidity and Capital Resources
     As of February 28, 2007 our working capital deficit, which we have defined as current assets less current liabilities, was $32.7 million, compared to a deficit of $23.5 million as of August 31, 2006, an increase of approximately $9.2 million.
     During the first six months of fiscal 2007, cash used in operating activities was $3.3 million reflecting a net loss adjusted for non cash charges of $5.2 million offset by cash provided by changes in working capital of $1.9 million.
     During the first six months of fiscal 2007, cash used in investing activities included $0.3 million for the purchase of property and equipment.
     Cash provided by financing activities in the first six months of fiscal 2007 consisted of $5.5 million in proceeds from the issuance of the unsecured demand promissory notes offset by $1.1 million for the payoff of the line of credit.

     Historically, we financed Starvox primarily through the issuance of preferred stock and loans. See consolidated financial statements and corresponding notes. From October through February 2007, we completed a bridge financing through the issuance of unsecured demand promissory notes with attached warrants. The outstanding principal balance of these notes was subsequently used by the note holder to exercise the warrants.
     In September 2006, we finalized a two-part credit facility with a financial institution. The first part is a line of credit of $6.0 million that permits borrowing up to 80% of eligible accounts receivable. Interest is calculated at prime plus 1% or prime plus 1.5 % depending on a specific quick ratio. The second part of the credit facility is a $6.0 million general term facility that can increase to $10.0 million if we achieve certain profitability goals. The interest rate is prime plus 2.25% and depending on the amount of credit extended we will issue Series A preferred stock warrants for 300,000 shares, exercisable at $0.50 per share (re-priced to $0.05 in February 2007). We must maintain a fixed debt service coverage ratio, and certain EBITDA targets, and obtain the bank’s consent to enter into material agreements. Borrowings under both credit facilities are secured by all of our assets and are senior to all other debts.
     As of August 31, 2006 and February 28, 2007, we borrowed (including accrued interest) $1.1 million and zero, respectively, on the credit line facility.
     In March 2007, we sold our facility located in York, Pennsylvania consisting of approximately 8,500 square feet for approximately $500,000. We signed a lease agreement to continue using a portion of the building through August 2007, at approximately $3,000 per month, and thereafter on a month to month basis at approximately $6,000 per month.
     From October 2006 through March 2007, for the purpose of providing working capital, we issued to our current investors unsecured demand promissory notes and attached warrants for an aggregate principal amount of $5.9 million of which $5.7 million was received in the six months ended February 28, 2007. The promissory notes bear interest at 5 percent per annum and the warrants, with a 10 year term, would convert into approximately 181,400,000 shares of our common stock or 50% of the Company, whichever is greater. The related warrants can only be exercised through the cancellation of the principal and accrued interest of the related notes. Concurrent with the merger with USWD in March 2007, common shares were issued in exchange for cancellation of the notes and related accrued interest.
     We will need to raise additional cash in the near future as our current cash and working capital resources are depleted. We will seek to raise additional funds through the public or private sale of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We have no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we will not be able to continue our operations. We have historically incurred net losses since inception through February 28, 2007. These historical losses raise doubt about the Company’s ability to continue as a going concern. See Risk Factors. We are working with investment bankers to raise additional capital subsequent to this filing.

Contractual Obligations
     The following table summarizes our contractual cash obligations at February 28, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Year ending	Capital	Operating	Senior secured	Total expected
August 31	lease payments	lease payments	convertible notes *	cash payments
2007	$436	$164	$—	$692
2008	872	284	16,602	17,758
2009	872	213	—	1,085
2010	218	164	—	382
2011	—	55	—	55

	$2,398	$880	$16,602	$19,972

*	Includes principle and accrued interest through September 2007.
Item 3. Qualitative and Quantitative Disclosures About Market Risks
     Foreign Currency Exchange Risk. Our results of operations and cash flows are not subject to fluctuations due to changes in foreign currency exchange rates because the Company transacts all of its business in U.S. dollars.
     Interest Rate Sensitivity. Interest rates on bank debt are sensitive to changes in the general level of U.S. interest rates. Based on the nature and current level of our bank borrowings, increases in the general level of U.S. interest rates would put increased pressure on the Company’s cash flows; however, we believe that the risk of exposure is currently not material
Item 4. Controls and Procedures
     As of February 28, 2007, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer. Based on that evaluation, our management, including the Chief Executive Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below were not effective at February 28, 2007, and during the period prior to the filing of this report.
     During the review of our Form 8-K, which was filed on March 26, 2007, our independent registered public accounting firm noted several control deficiencies, including deficiencies that constitute material weaknesses, related to the presentation of the basic financial statements and the accompanying notes to the financial statements. These control deficiencies, including those that constitute material weaknesses, are described in our Current Report on Form 8-K filed on March 26, 2007. As a result of these control deficiencies, the preliminary version of the financial statements and the notes thereto for our fiscal quarter ended February 28, 2007 provided to the independent registered public accounting firm did not meet the requirements of accounting principles generally accepted in the United States of America. All identified errors and omissions were corrected prior to filing the Form 10-QSB. These deficiencies could impact the timeliness and accuracy of financial reporting. We are actively working to correct the noted control deficiencies, but as of February 28, 2007, they are not remedied. Our disclosure controls and procedures over financial reporting did not detect these matters and therefore were not effective at February 28, 2007. For more information regarding the noted deficiencies, see our Current Report on Form 8-K filed with the SEC on March 26, 2007.
     We believe that, with the additional measures that we will adopt to remediate the noted deficiencies, our system of internal control over financial reporting and our disclosure controls and procedures will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and accurately reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, as appropriate, to allow for timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). We cannot be certain that our remediation efforts will sufficiently cure our identified material weaknesses. Our management, including the Chief Executive Officer does not expect that our disclosure control procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.
Item 1A. Risk Factors.
RISK FACTORS
     You should carefully consider each of the risks described below, other information contained in the Current Report on Form 8-K filed with the SEC on March 26, 2007, and our consolidated financial statements and the related notes contained herein. The risks and uncertainties identified in this section and in the risks described in such Current Report on Form 8-K, and information included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially adversely affect our business, prospects, financial condition, operating results or cash flow. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our business. If any of these risks materialize, the trading price of our common stock could decline.
Risks Related to our Business and Industry
We have substantial short-term debt with no means of repayment, and may be forced to reduce or terminate our current operations if we are unable to secure additional financing. As a result, our independent auditors have included a going concern qualification in their audit report included in our financial statements for our fiscal year ended August 31, 2006.
     As of immediately after the time of the merger between US Wireless Data, Inc. and StarVox Communications, Inc. on March 23, 2007, we had an aggregate of approximately $15.3 million of debt on a consolidated basis that is due within the next five months, and do not presently have the means to repay this debt. In the absence of additional near term funding within the next five months, it is unlikely we will be able to operate as a going concern, and we will have to substantially reduce or terminate our current operations. Our independent public auditors have included a going concern qualification in their audit report included as part of our financial statements for the fiscal year ended August 31, 2006. There is no assurance that we will be able to obtain financing on acceptable terms, or on any terms.
     If we are not able to secure additional funding, our stockholders will lose all of their investment in our company.
StarVox has a limited history of operations and has experienced a history of losses and negative cash flows from operations to date and we anticipate such losses and negative cash flows will continue.
     StarVox has incurred significant losses since its inception, and we anticipate continuing to incur significant losses for the foreseeable future. StarVox’s net losses for the fiscal years ended August 31, 2005 and 2006, and the six months ended February 28, 2007 were approximately $2.4 million $13.1 million and $11.0 million, respectively. StarVox’s net cash amount used for operating activities for the years ended August 31, 2005 and 2006, and for the six months ended February 28, 2007 were approximately $2.8 million, $7.5 million, and $3.3 million, respectively. As of February 28, 2007, StarVox’s accumulated stockholders’ deficit was approximately $22.4 million. Our revenue may not grow or even continue at its current level. We will need to significantly increase our revenue and improve gross margins to become profitable. In order to increase our revenue, we need to complete acquisitions of more CLECs. We also need to attract and maintain customers as well as increase the fees we collect for our services and products. Even if our revenue increases, if we are unable to generate sufficiently high margins on revenue, we may never be profitable.
     Given our cash, accounts receivable and available borrowings under our credit facility and the cumulative losses of $26.5 million incurred since the inception of the Company through February 28, 2007, we will require significant additional funding to sustain our operations and satisfy our contractual obligations. For the first six months ended February 28, 2007, the loss amounted to $11.0 million, cash and cash equivalents were $2.2 million and net receivables were $4.9 million.
     The Company’s ability to establish itself as a going concern is dependent upon its ability to secure financing in order to fund its operations and ultimately, become profitable.

Our quarterly and annual revenues and operating results are not indicative of future performance, are difficult to forecast and have been and are likely to continue to fluctuate.
     We do not believe the period-to-period comparisons of our operating results are necessarily meaningful nor should they be relied upon as reliable indications of future performance. This makes it difficult to forecast with any certainty quarterly or annual revenues or results of operations. In addition, our operating results are likely to fluctuate significantly from fiscal quarter to quarter and year to year as a result of several factors, many of which are outside of our control, and any of which could materially harm our business.
We do not have a chief financial officer, a controller or a complete finance staff to adequately support our financial reporting requirements as a public company. If we are not able to successfully recruit and fill these positions, our ability to manage our business and meet our public company reporting requirements will be at substantial risk.
     We currently do not have a chief financial officer or a controller in the company, and have relied on other employees and consultants with backgrounds in financial accounting to fulfill our financial reporting requirements to date. Although Thomas Rowley, our chief executive officer, is acting temporarily as our principal accounting officer until a chief financial officer can be hired, Mr. Rowley does not have a financial accounting background and is dependent on the experience and capabilities of the finance staff. In addition, the staff of our finance department consists of a number of consultants and employees, many of whom have no experience in addressing the reporting requirements of a public company. Although we have an active recruiting search in process to identify potential candidates to fill the positions of chief financial officer and controller, recruiting for qualified finance personnel is intensely competitive and it cannot be predicted how long it will take to find and hire suitable candidates to fill these positions. The absence of a chief financial officer and controller in our company to date has materially and adversely affected our ability to prepare accurate and timely financial statements, and to manage our business effectively at the operational level. In addition, our internal control over financial reporting, also the responsibility of our finance department, is not effective. Although we believe that we will be able to comply with our reporting requirements as a public company following the merger, the challenges that we expect in preparing and filing on a timely basis our financial statements included in our periodic reports will be difficult, and there is no assurance that we will be able to meet these challenges successfully.
We will need to raise additional capital, which may not be available on favorable terms, if at all.
     Our capital resources are not sufficient to meet our working capital and capital expenditure needs for the near term, and we will need to raise additional funds in the short term. We have outstanding notes for an aggregate amount of approximately $15.3 million, including principal and interest, of which $15.3 million is due September 15, 2007. We are currently contemplating a private equity financing. We cannot be certain that we will be able to obtain such additional financing on favorable terms, if at all, and any additional financings are likely to result in additional dilution to our existing stockholders. We have financed the transition of our network equipment and software through equipment lease financing, and we may continue to finance capital expenditures in this manner. Any indebtedness we incur in the future could subject us to restrictive covenants limiting our flexibility in planning for, or reacting to changes in, our business. If we do not comply with such covenants, our lenders could accelerate repayment of our debt or restrict our access to further borrowings. If we cannot raise additional funding we will not be able to meet our business objectives, and will be required to substantially reduce or terminate our operations. Our existing indebtedness and/or any additional indebtedness we may incur in the future, may adversely affect our ability to operate our business or to continue operations at their current level or at all.
Covenants in our existing credit facility and outstanding notes restrict our capacity to borrow and invest, which could impair our ability to expand or finance our operations. Our existing senior secured credit facility imposes operating and financial restrictions that limit our discretion on certain business matters, which could make it more difficult for us to expand, finance our operations and engage in other business activities that may be in our interest. In addition we have additional outstanding notes in the aggregate principal amount of $14.0 million that are due on September 15, 2007. The notes currently accrue interest at 15% per annum. The restrictions under these notes may have the following effects:
•	limit our ability to obtain additional financing in the future;

•	limit our ability to refinance all or a portion of our indebtedness on or before maturity;

•	limit our ability to fund planned capital expenditures;

•	require us to use a significant portion of our cash flow from operations to pay our debt obligations rather than for other purposes, such as funding working capital or capital expenditures;

•	limit our ability to pursue our acquisition strategy;

•	make us more vulnerable to a downturn in our business or in the economy in general; and

•	limit our ability to pay dividends.
     If we are unable to meet our repayment obligations under our existing credit facilities and outstanding notes, we may not be able to renew or refinance our credit facility on favorable terms or at all. If we are unable to refinance or renew our credit facility, we may be unable to repay all amounts due on the maturity dates, which would cause a default under the credit facility and outstanding notes. This could result in an acceleration of any of our other indebtedness that has cross-acceleration or cross-default provisions. All of these factors could impair our ability to operate our business, service our indebtedness and implement our acquisition strategy.
A number of material weaknesses in our internal control over financial reporting have been identified and our remediation plan to address these material weaknesses will take time to implement. Until these deficiencies have been corrected, our ability to report timely and accurate financial information could be adversely affected.
     We have identified numerous material weaknesses in our internal controls. Many are due to an insufficient complement of personnel with the necessary level of accounting and systems knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements.
     Our lack of skilled and experienced financial and systems personnel during the audited fiscal periods and for the fiscal year ended August 31, 2006 contributed to the following control deficiencies, each of which is considered to be a material weakness:
•	The inability to address complex transactions and/or accounting and financial reporting issues.

•	The failure to implement effective controls over the accounting month end close process for identifying, accumulating and reviewing all required closing adjustments.

•	The lack of an adequate process for the preparation and internal review of our financial statements and footnotes to ensure proper classification of reported amounts and completeness of required disclosures.

•	The lack of up-to-date systems to process data in a timely manner to produce financial information required to create financial statements
     As a result of these material weaknesses, there were a significant number of errors, omissions, misclassifications and timing delays in the manner in which we closed our books and prepared our financial statements that required correction, adjustment or identification by our independent auditors in the course of their audit of our financial statements. As a result, we have concluded that our internal control over financial reporting was not effective as of the end of fiscal 2006 or as of the six-month period ended February 28, 2007.
     The Company is beginning a remediation plan to address these identified material weaknesses, principally by hiring additional experienced and trained financial personnel in our finance department. We also plan to upgrade all financial reporting systems with integrated modules that have the appropriate management checks and balances. This remediation process is just beginning, however. Until we can identify and hire additional finance and systems personnel with the necessary experience and knowledge, our finance group otherwise consists of a small group of core competent accounting personnel and a limited number of financial consultants. It is not expected that we will be able to eliminate in the near future the identified material weaknesses or other control deficiencies. Until these deficiencies have been corrected, our ability to record, process, summarize and report financial information could be adversely affected.
Our current accounting system is not sufficient to report on a public company of this size and may impair our ability to provide accurate and timely financial reports.
     We currently utilize Peachtree and other various supporting accounting software systems and these accounting systems are limited in their financial reporting capability. If we are to sustain our business model and meet the reporting requirements of a public entity, we will need to purchase new business information software for both financial and operational needs. We will also need to hire additional qualified personnel for our finance department. Expanding our operations will increase the demands on our finance department and we will need to improve the expertise and quantity of the department to manage our growth properly. Any failure to do so may lead to inefficiencies and/or redundancies and is likely to impair our ability to provide accurate and timely financial information and reports to our stockholders.

StarVox has made and will seek to continue to make acquisitions of complementary technologies or businesses in the future, which may disrupt our business and be dilutive to our existing stockholders.
     One of our core business strategies has been and will continue to be seeking to make acquisitions of companies, customers, products, networks, services and technologies to expand our product offerings and capabilities, customer base and business. The acquisitions that we have made to date have been material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures. Some of the areas where we have faced significant acquisition-related risks in the past, and where we expect to encounter significant risks in the future, include the following:
•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Time and expense in obtaining FCC regulatory approval, in addition to state regulatory approvals, for each of our acquisitions.

•	Difficulties in integrating the back office systems, such as billing, of our acquired companies. These challenges have been addressed at significant financial cost, have diverted management attention away from other important business activities, and have substantially delayed the implementation of other elements of our business strategy.

•	Difficulties in transitioning key customer relationships.

•	Challenges associated with integrating employees from acquired companies into our organization.

•	Integrating each acquired company’s accounting, management information, human resource and other administrative systems to permit effective management.

•	Implementing or remediating controls, procedures and policies at acquired companies that prior to the acquisition lacked these controls, procedures and policies.

•	Ancillary expenses or liabilities arising from acquisitions, such as the legal and accounting fees, severance payments and costs of obtaining required third party consents.

•	Write-offs or impairment charges resulting from acquisitions.

•	Unanticipated or unknown liabilities relating to acquired business.

•	Deficiencies in pre-acquisition evaluation and diligence of acquisition candidates.
     In addition, future acquisitions may result in highly dilutive issuances of equity securities, the incurrence of additional debt and large one-time expenditures. Acquisitions may also not provide the benefits originally anticipated.
     The purchase price of an acquired business may exceed the current fair value of the net tangible assets of the acquired business. As a result, we would be required to record material amounts of goodwill and other intangible assets, which could result in significant impairment charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions would have on our operating or financial results. Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill on at least an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets. The assets within companies that we have acquired to date have carrying values of approximately $12.6 million as of February 28, 2007. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

If we fail to successfully execute our acquisition strategy, our growth prospects and operating results will be materially and adversely affected.
     Our strategy is to consolidate a large base of business customers onto our private voice-over-Internet protocol, or VoIP, network through the acquisition of competitive local exchange carriers, or CLECs, in the U.S. telephony market.
     We have faced, and continue to expect to face, competition in the acquisition of these acquisition candidates from CLECs who may be seeking to consolidate operations with other CLECs and, to a lesser extent, from private equity investors seeking to also acquire CLECs. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors.
     Our ability to compete in acquiring sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of target businesses. In addition, we may not have enough cash available to make deposits, down payments or fund a “no-shop” provision in connection with a particular business combination which may cause us to be at a competitive disadvantage in pursuing the acquisition of target businesses. We cannot assure you that we will be able to successfully compete for attractive business combinations.
     Additionally, acquisitions of CLECs will require approval of the FCC, which may be delayed because of the foreign ownership of some of our outstanding capital stock. Delays on obtaining FCC approval are also likely to affect our ability to be competitive with other potential bidders in our efforts to expand our business through acquisitions.
The growth of our business through acquisitions has strained and will continue to strain our administrative, operational and financial resources.
     We have in the past, and may in the future experience growth through acquisitions and expansion in our business and operations. Our growth has placed and will continue to place, a significant strain on our administrative, operational and financial resources and demands on our systems and controls, including improvement in our due diligence processes, improvement in our accounting and management systems, and integration processes of those companies that demands managerial effort. We cannot provide assurance that these efforts are adequate for us to accomplish those acquisitions successfully. Our growth has resulted in a continuing increase in the level of responsibility for both existing and new management personnel, and may require that we recruit, hire and train a substantial number of new personnel. Our failure to engage in a complete due diligence evaluation of potential acquisition candidates could adversely affect our expansion and financial stability and growth.
We currently do not have a complete management team and the loss of key members of our management team could adversely affect our business.
     A number of our senior management personnel have joined us recently, including Thomas Rowley, our chief executive officer. We may not be able to hire qualified managers at budgeted compensation levels and our current consultants and independent contractors may not continue to work for us. Our business depends on continuing to receive the services and performance of Mr. Rowley and other key members of our management team. We do not yet have any life insurance on any of our management team members. If any of our key people dies, resigns or becomes unable to continue in his present role and an adequate replacement is not obtained in a timely manner, our business operations could be materially adversely affected. Some of our officers and directors are also officers and directors of other companies or serve us on a part-time basis, and there is no guarantee they will spend substantial portions of their time working for us. To the extent that they devote their time to other endeavors and not to us, our business could be adversely affected.
Our recent growth has placed a strain on our management and operational resources, and if we do not effectively manage our growth and integrate newly hired personnel, we may be unable to meet customer requirements and properly execute our business strategy.
     Our recent growth through business acquisitions has placed, and we expect that it will continue to place, a significant strain on our managerial, technical, operational and financial resources. If we do not effectively manage our growth, we may be unable to provide adequate services and products in a timely fashion, fulfill existing customer commitments or attract and retain customers. StarVox has grown from approximately 10 employees as of August 31, 2004, to approximately 67 employees as of February 28, 2007
     Five out of seven of our executive officers have joined us within the past year, including Thomas Rowley, our chief executive officer. As we experience future growth, we may add additional management team members. Our success will depend, to a significant extent, on our ability to integrate these and other new employees into our operations and to work effectively as a team with our other employees.

     In addition, we must implement additional information systems and further develop our operational, administrative and financial systems in line with our growth, and we will also need to manage an increasing number of complex relationships with customers, suppliers and other third parties. Our business would suffer if our systems, procedures or controls are inadequate to support our current or future operations or if we are unable to effectively manage our expansion. Any failure to manage effectively the growth of our human and operational resources could result in material adverse effects on our business, financial condition or operating results.
We depend on highly qualified technical and managerial personnel, and we may be unable to attract, assimilate or retain highly qualified technical and managerial personnel in the future.
     Our future success depends on our continuing ability to attract, retain and motivate highly qualified technical expertise and managerial personnel necessary to operate our businesses. We may need to give retention bonuses and stock incentives to certain employees to keep them, which can be costly to us. The loss of the services of members of our management team or other key personnel could harm our business. Our future success depends to a significant extent on the continued service of key management, client service, product development, sales and technical personnel. We do not maintain key person life insurance on any of our executive officers and do not intend to purchase any in the future. Though we have employment agreements with certain of our key executive officers, our management team and key employees in general, are at-will employees. Our business could be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.
     In addition, salaries for managerial and technical employees are increasing and are expected to continue to increase in the future. We may have difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we were unable to attract and retain the technical and managerial personnel necessary to support and grow our businesses, our businesses would likely be materially and adversely affected.
     Since our company headquarters is located in Silicon Valley, we are competing for managerial and senior level candidates. The current financial condition of our company and higher compensation demanded by high caliber talents we feel we need to hire and integrate into our managerial hierarchy poses a challenge to our company.
Our senior management’s limited experience managing a publicly traded company may divert management’s attention from operations and harm our business.
     Our management team has relatively limited experience managing a publicly traded company. Our management will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.
Intense competition for communications services and products could reduce our market share and harm our financial performance.
     Competition in the market for traditional and VoIP communications services and products is becoming increasingly intense, and such competition is expected to increase significantly in the future. We face competition from a variety of communications providers. We compete against providers of legacy wireline communications, such as incumbent local exchange carriers, or ILECs, and CLECs. ILECs, like AT&T, Qwest Communications International and Verizon Communications, have historically dominated the U.S. telecom industry. ILECs have broader portfolios of services and products, greater financial, management and operational resources, greater brand-name recognition, larger subscriber bases and more experience than we have. ILECs also enjoy economies of scale that result in a lower cost structure for transmission and related costs, which cause significant pricing pressures within the industry. In addition, continued consolidation of ILECs could further strengthen our competitors, and we could lose customers or face adverse changes in regulation. In 2005, SBC completed its merger with AT&T. In 2006, Verizon Communications completed its merger with MCI, and AT&T completed its merger with BellSouth. The increased size and market power of these companies may have adverse consequences for us. These competitors could focus their large resources in the future on regaining share in the small business sector, and we could lose customers or not grow as rapidly. Furthermore, these companies could use their greater resources to lobby effectively for changes in federal or state laws and regulations that could have an adverse effect on our cost structure or our right to use access circuits that they are currently required to make available to us. These changes would harm our future financial results.
     We also compete against CLECs, which deployed their own networks or utilized the networks of the ILECs after the passage of the Telecommunications Act of 1996, like Covad Communications Group, Eschelon Telecom and McLeod USA. Recently, cable companies and satellite television providers began offering Internet telephony services and products, bundling VoIP services and products with other services and products not offered by us. If we are unable to provide competitive service offerings, we may lose existing users and be unable to attract additional users.
     We also compete against other VoIP and data communications providers. We expect that competition from companies both in the Internet and telecommunications industries will increase in the future. We compete against other VoIP providers with private networks, such as Cbeyond. Other VoIP competitors use the Internet instead of a private network to transmit traffic, such as eBay’s Skype Technologies, Vonage Holdings and Yahoo’s Dialpad. Operating and capital costs of these public-VoIP providers may be less than ours, potentially giving them a competitive advantage over us in terms of pricing. Future technology advances may enable providers who use the Internet to transmit communications traffic to offer an improved quality of services and products to business customers over the Internet with lower costs than we incur by using a private network, leading to further price competition.
     We also compete to a lesser degree against the growing market of discount telecommunications services and products including prepaid calling cards and collect-calling services and products. In addition, some Internet service providers have begun to aggressively enhance their real time interactive communications, focusing on instant messaging, PC-to-PC and PC-to-phone, and/or broadband phone services and products.
     In addition to these competitive factors, recent and pending deregulation in some of our markets may encourage new entrants. We cannot assure you that additional competitors will not enter markets that we plan to serve or that we will be able to compete effectively. We expect price competition to increase in the VoIP market due to increasing emphasis on VoIP by the local telephone companies and new entrants to the VoIP market. Because networks using VoIP technology can be deployed with less capital investment than traditional networks, there are lower barriers to entry in this market and it may be easier for new competitors to emerge. Increasing competition may cause us to lower our prices or may make it more difficult to attract and retain customers.
Our potential business customers may not adopt our services and products unless VoIP telephony becomes widely accepted as an effective and dependable means of communication.
     If the market for VoIP telephony in general, and our services and products in particular, does not grow or does not grow at the rate we anticipate, we will not be able to increase our number of customers or generate the revenue we anticipate. To be successful, VoIP telephony requires validation as an effective, quality means of communication and as a viable alternative to traditional telephone service. Demand and market acceptance for recently introduced services and products are subject to a high level of uncertainty. Certain aspects of our service are not the same as traditional telephone service. Our ability to attract customers is dependent on the adoption of our services and products by mainstream business customers, so these differences are becoming increasingly important. For example:
•	Both our new E-911 and emergency calling services and products are different, in some cases, from the 911 service associated with traditional wireline and wireless telephone providers and, in certain cases, with other VoIP providers.

•	Our VoIP customers may experience lower call quality than they are used to from traditional wireline telephone companies, including static, echoes and delays in transmissions.

•	Our VoIP customers may experience higher dropped-call rates than they are used to from traditional wireline telephone companies.
     Unlike traditional circuit-switched wireline telephone service, which may maintain dial-tone service at the customer’s premises even in the event of a local electrical power outage, VoIP service is typically dependent upon electrical power to function at the customer’s premises. Such dependency may make VoIP less reliable and too high a risk for business customers considering switching from traditional circuit-switched wireline telephone service, particularly customers with regulatory requirements to maintain business continuity in the event of disasters, such as businesses in the financial services industry.
     If customers do not accept the differences between our VoIP telephony service and traditional telephone service, they may choose to remain with their current telephone service provider or may choose to return to service provided by traditional telephone companies.
     If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by such growth, or its performance or reliability may decline. In addition, websites may, from time to time, experience interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Internet usage, as well as usage of our communications portal and our services and products, could be adversely affected.
Failure to complete development, testing and introduction of new services and products, including VoIP services and products, could affect our ability to compete in the industry.
     We intend to develop, test and introduce new services and products that are delivered over our network. These new services and products are intended to allow us to address new segments of the communications marketplace and to compete for additional customers. In some cases, the introduction of new services and products requires the successful development of new technology. To the extent that upgrades of existing technology are required for the introduction of new services and products, the success of these upgrades may depend on the conclusion of contract negotiations with vendors and vendors meeting their obligations in a timely manner. In addition, new service offerings may not operate as intended and may not be widely accepted by customers. If we are not able to successfully complete the development and introduction of new services and products and enhancements to our existing services and products in a timely manner, our business could be materially adversely affected.
We may not be able to maintain adequate customer care during periods of growth or in connection with our integration of new acquisitions, which could adversely affect our ability to grow and negatively impact our financial results.
     Our future success also depends on the scalability of our systems and processes. We cannot be certain that our systems and processes are adequate to support ongoing growth in customers. Failure to manage our future growth effectively could harm our quality of service and customer relationships, which could increase our customer churn, result in higher operating costs, write-offs or other accounting charges, and otherwise materially harm our financial condition and results of operations.
We may not be able to keep pace with rapid technological changes in the communications industry.
     Our industry is subject to rapid technological change. We cannot predict the effect of technological changes on our business. In addition, widely accepted standards have not yet developed for the technologies we use. We expect that new services and products and technologies will emerge in the markets in which we compete. These new services and products and technologies may be superior to the services. products and technologies that we use, or these new services and products may render our services, products and technologies obsolete. To be successful, we must adapt to our rapidly changing market by continually improving and expanding the scope of services and products we offer and by developing new software, services, products and technologies to meet customer needs. Our competitors with greater resources may better adapt to these technological changes. Our success will depend, in part, on our ability to license leading technologies and respond to technological advances and emerging industry standards on a cost-effective and timely basis. We may need to spend significant amounts of capital to enhance and expand our services and products to keep pace with changing technologies.
Our customer churn rate may increase.
     Customer churn occurs when a customer switches to one of our competitors or when a customer discontinues its business altogether. We acquire customers primarily through the acquisition of other businesses and companies, which have had differing churn rates. Accordingly, historical customer churn rates of our acquired businesses may not be indicative of future rates. We will need to maintain historical customer churn rates of our acquired businesses if we are to retain their customers. Changes in the economy, as well as increased competition from other providers, can also impact our customer churn rate. We cannot predict future pricing by our competitors, but we anticipate that aggressive price competition will continue. Lower prices offered by our competitors could contribute to an increase in customer churn. Service interruptions caused by network outages could also negatively impact our customer churn rate.
Required FCC regulatory approval, in addition to state regulatory approvals, of our future acquisitions may delay the completion of our acquisitions or cause us to abandon pending acquisitions if we fail to secure FCC approval. Either of these potential outcomes may cause us to incur significant additional transaction expenses or cause us to reassess our long term business strategy.
     Required federal and state regulatory approvals of any future acquisitions may delay the completion of acquisitions. Failure to secure required FCC approval may cause us to abandon pending acquisitions. For example, the completion of our acquisition of CTI was delayed due to the FCC’s removal of transfer of control applications from streamlined processing to permit the Executive Branch’s inter-agency group of law enforcement agencies, including the Department of Homeland Security, Department of Justice and FBI, additional time to evaluate a disclosed foreign ownership interest in StarVox. Trinad Capital, a significant stockholder of USWD, is organized as a Cayman Island corporation and therefore is a foreign owner of USWD stock for FCC purposes. Due to the continuing existence of a disclosable foreign ownership interest, we would anticipate that future acquisitions by StarVox are likely to result in Executive Branch review. With disclosable foreign ownership interests and removal from the streamlined process, FCC approval may be delayed up to 180 days. Upon reaching agreement on conditions that alleviate the Executive Branch’s national security concerns, however, FCC approval will generally occur soon thereafter, typically within seven days. If we are unable to reach agreement with the Executive Branch regarding a future acquisition, or for some other reason fail to secure FCC approval, we may be forced to withdraw our application and either re-file at such time as we are able to cure deficiencies or abandon our pending acquisition altogether. We may not consummate a future acquisition without FCC approval because under Section 214 of the Communications Act, an acquisition consummated without prior FCC approval could be enjoined by any court of competent jurisdiction by action of the U.S., FCC, state utility commission, any state affected, or any party in interest. If we are forced to abandon pending acquisitions as a result of our failure to secure FCC approval of acquisitions, we may need to reassess our long term business strategy.

     Failure to secure required state regulatory approvals may also delay the completion of our acquisitions. We and our future acquisition targets operate pursuant to telecommunications licenses granted by state public utility commissions or PUCs with jurisdiction over our respective operations. As a licensed provider, we may be required to obtain prior state regulatory approval of any future acquisitions. Each state PUC having jurisdiction over us and our acquisition targets has distinct regulatory approval requirements and processes. The time it takes to clear state regulatory approvals may vary from immediate automatic approval, to approval in one day, to requiring over 180 days for approval. Failure to obtain required regulatory approval in any given state prior to consummating an acquisition may cause us to incur significant additional transaction costs or result in the imposition of penalties and forfeitures.
The FCC is reexamining its policies towards VoIP and telecommunications in general. Changes in regulation could subject us to additional fees or increase the competition we face.
     Historically, voice communications services and products have been provided by regulated telecommunications common carriers. We offer voice communications to the public for international and domestic calls using VoIP telephony. Based on specific regulatory classifications and recent regulatory decisions, we believe we qualify for exemptions from telecommunications common carrier regulation in many of our markets. However, the growth of VoIP telephony has led to close examination of its regulatory treatment in many jurisdictions making the legal status of our services and products uncertain and subject to change as a result of future regulatory action, judicial decisions or legislation in any of the jurisdictions in which we operate. Established regulated telecommunications carriers have sought and may continue to seek regulatory actions to restrict the ability of companies such as ours to provide services and products or to increase the cost of providing such services and products. In addition, our services and products may be subject to regulation if regulators distinguish phone-to-phone telephony service using VoIP technologies over privately-managed networks such as our services and products from integrated PC-to-PC and PC-originated voice services and products over the Internet. Some regulators may decide to treat the former as regulated common carrier services and products and the latter as unregulated enhanced or information services and products. Application of new regulatory restrictions or requirements to us could increase our costs of doing business and prevent us from delivering our services and products through our current arrangements. In such event, we would consider a variety of alternative arrangements for providing our services and products, including obtaining appropriate regulatory authorizations for our local network partners or ourselves, changing our service arrangements for a particular country or limiting our service offerings. Such regulations could limit our service offerings, raise our costs and restrict our pricing flexibility, and potentially limit our ability to compete effectively.
     Regulatory decisions may also affect the level of competition we face. Reduced regulation of retail services and products offered by local telephone companies could increase the competitive advantages those companies enjoy, cause us to lower our prices in order to remain competitive or otherwise make it more difficult for us to attract and retain customers.
Both the FCC and Congress are examining the adoption of policies and laws regarding net neutrality that favor content providers, which, if adopted, could limit our ability to effectively manage our network.
     Although the broadband Internet services and products industry has largely remained unregulated, there has been legislative and regulatory interest in adopting so-called net neutrality principles. Net neutrality generally refers to a cooperative principle whereby every network operator in the Internet’s network of networks gives its best effort to deliver all Internet traffic in an equal and non-discriminatory manner. In the current legislative debate regarding net neutrality, telecom network operators and cable system operators are opponents of laws or government intervention that might prohibit them from any form of discrimination. On the other side of the debate are Internet-based application providers that support government intervention to prevent network operators from taking actions which might raise their costs of transmitting content over the Internet. The adoption of net neutrality principles by the FCC or Congress could, among other things, prohibit communications network service providers, such as us, from slowing or blocking access to certain content, applications, or services and products available on the Internet and otherwise limiting our ability to manage our network efficiently and develop new products and services. The FCC last year adopted a non-binding policy statement expressing its view that consumers are entitled to access lawful Internet content and to run applications and use the services and products of their choice, subject to the needs of law enforcement. If some form of net neutrality legislation or regulations were adopted, it could impair our ability to effectively manage our broadband network and explore enhanced service options for our customers.
Our emergency and new E-911 calling services and products are different from those offered by traditional wireline telephone companies and may expose us to significant liability.
     Both our emergency calling service and our new E-911 calling service are different, in significant respects, from the emergency calling services and products offered by traditional wireline telephone companies. In each case, those differences may cause significant delays, or even failures, in callers’ receipt of the emergency assistance they need. Traditional wireline telephone companies route emergency calls over a dedicated infrastructure directly to an emergency services dispatcher at the public safety answering point, or PSAP, in the caller’s area. Generally, the dispatcher automatically receives the caller’s phone number and actual location information. While our new E-911 service being deployed in the United States is designed to route calls in a fashion similar to traditional wireline services, our new E-911 capabilities are not yet available in all locations. In addition, the only location information that our E-911 service can transmit to a dispatcher at a PSAP is the information that our customers have registered with us. We do not currently permit our customers to use our VoIP service from locations other than the primary location registered with us; however, due to the inherently portable nature of VoIP service, we may not be able to restrict such use, commonly referred to as nomadic VoIP. The potential for nomadic VoIP gives rise to additional considerations and risks, as described below.
     Delays our customers encounter when making emergency services calls and any inability of the answering point to automatically recognize the caller’s location or telephone number can have devastating consequences. Customers may, in the future, attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result. While some traditional phone companies may also be unable to provide the precise location or the caller’s telephone number when their customers place emergency calls, traditional phone companies are covered by legislation exempting them from liability for failures of emergency calling services, and we are not. This liability could be significant. In addition, we may in the future lose existing and prospective business customers because of the limitations inherent in our emergency calling services. Any of these factors could cause us to lose revenue, incur greater expenses or cause our reputation or financial results to suffer.
     We are currently deploying E-911 service to our existing and prospective VoIP business customers that is comparable to the emergency calling services and products provided to customers of traditional wireline telephone companies in the same area. For those customers located in an E-911 area, emergency calls are routed, subject to the limitations discussed below, directly to an emergency services dispatcher at the PSAP in the area of the customer’s registered location. The dispatcher will have automatic access to the customer’s telephone number and registered location information. However, if an employee of one of our VoIP business customers’ places an emergency call using the employee-user’s device in a location different from the one registered with us, the emergency call will not be routed to the customer’s actual location at the time of the call. Instead, the call will be routed to the PSAP associated with the customer’s registered address. This problem is particularly acute with regard to nomadic VoIP, which may allow end-users to access our network on any broadband connection, regardless of the user’s location. To address this and other limitations in a manner consistent with current FCC regulations, we advise our VoIP customers of the limitations of our VoIP service with respect to 911 emergency services and products and contractually prohibit employee-users of our VoIP service from using our VoIP services and products outside the primary registered location. Although we have implemented procedures to ensure our timely processing the registered location of our customers, we cannot guarantee the timeliness of the third parties upon which we rely to ensure the updated registered location is properly implemented within the relevant 911 network.
Because our business is highly dependent on regulations that continue to change, our business is subject to a variety of risks.
     Most of the traditional retail voice and data communications and wholesale carrier services and products we provide are subject to significant regulation and may be adversely affected by regulatory developments at the federal, state and local levels. These regulations, for example, can affect the types of services and products we may offer, the rates we are permitted to charge for our services and products and for the use of our network by other carriers, and the rates we must pay others for their services and products and for the use of their networks, all of which may adversely affect our financial results. These regulations may result in other telecommunications providers having a higher relative degree of freedom to operate and enhance their ability to compete against us. These regulations also determine the level of contribution we must make to state and federal telecommunication subsidy programs, as well as the terms under which we may use rights of way necessary for the operation of our business. If we fail to comply with applicable regulations, or if the regulations change in a manner adverse to us, our business and operating results may suffer.
     In addition, we have agreements for the interconnection of our network with the networks of the local telephone companies covering each market in which we operate. These agreements also provide the framework for service to our customers when other local carriers are involved. We will be required to negotiate new interconnection agreements to enter new markets in the future, as well as negotiating extensions or replacements of our current agreements.
Changes in existing financial accounting standards or practices or taxation rules or practices may adversely affect our results of operations.
     Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Accounting charges could have a material adverse effect on our operating results.

We must pay federal, state and local taxes and other surcharges on our service, the applicability and levels of which are uncertain.
     Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services and products. Interstate surcharges include Federal Universal Service Fund, or FUSF, and Common Carrier Regulatory Fees. In addition, state regulators impose similar surcharges and fees on intrastate services and products and the applicability of these surcharges and fees to our services and products is uncertain in many cases. The division of our services and products between interstate and intrastate, retail and wholesale, telecommunications and information services, and between services and products that are subject to surcharges and fees and those that are not, is a matter of interpretation and may in the future be contested by the FCC or state authorities. The FCC is currently considering the nature of IP-enabled services and products traffic and new interpretations or changes in the characterization of jurisdictions or service categories could cause our payment obligations, pursuant to the relevant surcharges, to increase or result in liabilities.
     FCC regulations require providers of interstate telecommunications services and products, but not providers of information services and products, to contribute to the USF. Currently, our interstate and international retail telecommunications services and products revenue is subject to direct contribution to the USF. Our interconnected VoIP services and products revenue will also become subject to direct USF contribution requirements. Neither our wholesale telecommunications nor information services and products, other than interconnected VoIP services and products, are subject to direct USF contributions, although we do contribute indirectly to the USF for some of our information service offerings through our purchase of telecommunications services and products from suppliers.
     In addition, periodic revisions by state and federal regulators of the applicable surcharges for such public interest programs as Universal Service, Telecommunications Relay Service, emergency 911 and other regulatory programs may increase the surcharges and fees we currently pay. In addition, we may be required to pay certain state taxes, including sales taxes, depending on the jurisdictional treatment of the services and products we offer. The amount of those taxes could be significant, depending on the extent to which the various states choose to tax our services and products.
     We may decide to collect from our customers any increased taxes and fees, such as any additional USF contributions we are required, directly or indirectly, to make. If we collect increased taxes and fees from our customers, we may lose customers or the cost of our next generation VoIP services and products may become less desirable compared with the cost of legacy telephone services and products.
We are in the process of enhancing our current network equipment and software from Veraz Networks with network equipment and software from Cisco Systems. Our success depends upon the quality, availability, and price of Cisco’s network equipment and software.
     We are in the process of enhancing our current network equipment and software from Veraz Networks with network equipment and software provided by Cisco Systems. In addition, we will rely on Cisco Systems for technical support and assistance. We expect to incur an additional $4.5 million in expenditures to complete these enhancements. We face risks associated with the transition, including increased costs of supporting two separate network structures simultaneously, increased costs related to the training of our personnel, and the risk that we may not be able to successfully transition some of our third party outsourced back office systems, such as billing.
     If Cisco Systems or any of our other suppliers were to terminate our relationship or were to cease making the equipment and software we use, our ability to maintain, upgrade or expand our network could be impaired. Although we believe that we would be able to address our future equipment needs with equipment obtained from other suppliers, we cannot assure you that such equipment would be compatible with our network without significant modifications or cost, if at all. If we were unable to obtain the equipment necessary to maintain our network, our ability to attract and retain customers and provide our services and products would be impaired. In addition, our success depends on our obtaining network equipment and software at affordable prices. Significant increases in the price of these products would harm our financial results and may increase our capital requirements.
We depend on third party vendors for information systems. If these vendors discontinue support for the systems we use or fail to maintain quality in future software releases, we could sustain a negative impact on the quality of our services and products to customers, the development of new services, products and features, and the quality of information needed to manage our business.
     We have entered into a service agreement with a third party service provider that caters to the development and operation of back office systems such as ordering, provisioning and billing systems. We also rely on vendors to provide the systems for monitoring the performance and condition of our network. The failure of those vendors to perform their services in a timely and effective manner at acceptable costs could materially harm our growth and our ability to monitor costs, bill customers, fulfill customer orders, maintain the network and achieve operating efficiencies. Such a failure could also negatively impact our ability to retain existing customers or to attract new customers.

     Resulting from information not divulged to us during the acquisition of CTI and compounded by the lack of proper due diligence performed prior to the acquisition, the work contracted to the third party service provider for systems had severe technical problems. Emanating from these problems, the company reverted to the old CTI billing systems, which causes delays in billing our customers and further delays in collections of those bills.
Our computer systems and operations may be vulnerable to security breaches.
     Our computer infrastructure is potentially vulnerable to computer viruses, break-ins and similar disruptive problems and security breaches that could cause interruptions, delays or loss of services to our users. We believe that the secure transmission of confidential information over the Internet is essential in maintaining user confidence in our services and products. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new technologies or other developments could result in a compromise or breach of the technology we use to protect user transaction data. A party that is able to circumvent our security systems could misappropriate proprietary information or cause interruptions in our operations. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. We have experienced some security breaches to date, for which we have adopted remedial measures. Though we have taken such measures, we cannot guarantee you that our security measures will prevent future security breaches.
A system failure caused by earthquakes, hurricanes or other natural disasters could delay or interrupt service to our customers, which could reduce demand for our services and products.
     Our operations depend upon our ability and reputation to support our highly complex network infrastructure and avoid damage from fires, earthquakes, terrorist attacks, floods, power losses, excessive sustained or peak user demand, telecommunications failures, network software flaws, transmission cable cuts and similar events. The occurrence of a natural disaster or other unanticipated problem at our network operations center or any of our regional data centers could cause interruptions in our services. For example, our headquarters in San Jose, California is located in an area with above average seismic activity. In addition, we have switch sites located in Houston, Texas, which are vulnerable to hurricanes and flooding. We do not carry insurance policies that cover potential losses caused by earthquakes or other natural disasters.
     Similarly, if our third party providers fail to maintain their facilities properly or fail to respond quickly to network or other problems, our customers may experience interruptions in the service they obtain from us. While we have experienced no interruptions in our VoIP service to date, we cannot guarantee you that we will not experience any interruptions in our VoIP services and products in the future.
Business disruptions, including disruptions caused by security breaches, terrorism, or other disasters, could harm our operating results.
     The-day-to-day operation of our business is highly dependent on the integrity of our communications and information technology systems, and on our ability to protect those systems from damage or interruptions by events beyond our control. Sabotage, computer viruses or other infiltration by third parties could damage our systems. Such events could disrupt our facilities, damage our reputation, and cause us to lose customers, among other things, and could harm our results of operations. Catastrophic events could include a terrorist attack on the United States, or a major earthquake, fire, or similar event that affect our central offices, corporate headquarters, network operations or network equipment. We believe that communications infrastructures such as the one on which we rely, may be vulnerable in the case of such an event and our markets, which are metropolitan markets, or Tier 2 or Tier 3 markets, may be more likely to be targets of terrorist activity.
Our intellectual property protection may be inadequate to protect our proprietary rights.
     We regard certain aspects of our products, services and technology as proprietary. We attempt to protect them with patents, copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. These methods may not be sufficient to protect our technology. We also generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, or to develop similar technology independently.
     Currently, we have three pending patent applications. We intend to prepare additional applications and to seek patent protection for our systems, services and products. These patents may not be issued to us. If issued, they may not protect our intellectual property from competition. Competitors could design around or seek to invalidate these patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. The global nature of the Internet makes it virtually impossible to control the ultimate destination of our proprietary information. The steps that we have taken may not prevent misappropriation or infringement of our technology. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could harm our business.

We may be subject to intellectual property infringement claims, product and service liability claims and other litigation that may be costly to resolve and, if resolved adversely, may harm our operating results or financial condition.
     We may be a party to litigation, patent-related and otherwise, in the normal course of our business. We may, in the future, receive notices from others claiming we are infringing their intellectual property rights, principally patent rights. Intellectual property litigation in the VoIP industry is common. In June 2006, Verizon Communications and in October 2005, Sprint Nextel filed separate patent infringement suits against Vonage Holdings, each related to VoIP technology. On March 8, 2007 Verizon obtained a judgment in its favor holding that Vonage had infringed three Verizon patents. On March 23, 2007, Verizon was granted a permanent injunction barring Vonage from using the technology covered by the three Verizon patents. Also, in June 2006, Net2Phone filed a patent infringement suit against eBay Inc.’s Skype Technologies. We expect the number of such claims will increase as the number of products and competitors in our industry segments grows, the functionality of products overlap, and the volume of issued patents and patent applications continues to increase. Accordingly, we may be involved in patent infringement litigation if we become more successful. To date, we have not received any notices alleging intellectual property infringement from any third party. See “Business—Intellectual Property.” Our business also exposes us to potential product and service liability risks that are inherent in our business. We may also be exposed to potential litigation actions of third parties that are indirectly, but materially, affected by our services or products.
     Litigation can be expensive, lengthy and disruptive to normal business operations. The results of complex litigation matters are difficult to predict, and the costs of litigation and the uncertainty associated with substantial unresolved lawsuits could harm our business, operating results, financial condition, reputation and prospects.
We are engaged in disputes with some of our telecommunications carriers over billing practices. These disputes, if not resolved favorably, may result in litigation and may have the potential to affect our operating results.
     We have made claims against some of our telecommunications common carriers concerning the charges they have assessed against us for products and services they provide in the conduct of our business. These claims relate to possible errors by them in billings and invoices that we have paid, or are expected to pay. In general, we believe that the carriers that we have notified may have overcharged us, and continue to overcharge us, for certain products and services, taking into consideration tariff regulations and other factors applicable to these carriers. These charges are relevant to our cost of sales and our operating results as presented in our financial statements. We continue to evaluate charges assessed against us by the common carriers that support our business. Assuming continued growth in our business and in the usage rates of the products and services provided by these carriers, it is likely that the number of claims will increase. These claims may result in litigation, including the possibility of counterclaims, which can be expensive and disruptive to normal business operations. In addition, the resolution of these claims may affect the cost of sales included as an operating expense in our financial statements, which in turn would affect our other operating results. We can provide no assurance as to whether any of our claims will be successful, nor can we anticipate the potential impact of these claims on our operating results.
If we are not able to obtain necessary licenses of third-party technology at acceptable prices, or at all, some of our products may become obsolete.
     From time to time, we may be required to license technology from third parties to develop new products or product enhancements. For example, we currently license our soft switch operating software from Veraz Networks. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The inability to maintain or re-license any third-party licenses required in our current products, or to obtain any new third-party licenses to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, or both, and delay or prevent us from making these products or enhancements, any of which could seriously harm the competitiveness of our products.
We will incur increased costs as a publicly traded operating company that will place a strain on our resources and divert our management’s attention from other business concerns.
     Until the completion of the merger, USWD had limited operations as a shell company, and StarVox as a private company was not subject to the Sarbanes-Oxley Act of 2002, other rules recently implemented by the SEC regarding corporate governance practices of public companies, or any stock exchange rules. With the completion of the merger between the two companies,, as a publicly traded operating company, we will incur additional and significant legal, accounting and other expenses that we did not incur previously in order to comply with such rules and regulations. These requirements will place a strain on our systems and resources. We will be required to dedicate significant management and other resources, including additional finance, accounting and internal control personnel, to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, in compliance with Sarbanes-Oxley Act, including in particular Section 404 of such act when it becomes applicable, which could divert our management’s attention from other business concerns. We will be required to hire external resources to implement the internal control over financial reporting and incur additional expenses to become compliant. We are currently evaluating and monitoring developments with respect to these new rules, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
The trading of our common stock is limited, sporadic and volatile, which may prevent a stockholder from selling its stock at the time or price they desire.
     Our common stock is traded on the over-the-counter market with quotations published on the OTC Bulletin Board under the symbol “USWI.OB.” The trading volume of our common stock is limited and sporadic, may likely remain thinly traded, and the public market may provide little or no liquidity for holders of our common stock. As of March 23, 2007, the date of completion of the merger, six stockholders own 68% of our capital stock on an as-converted to common stock basis. There is no assurance that any liquid trading market will emerge.
     Our common stock price has historically been volatile. For example, during the twelve months prior to August 31, 2006, our common stock traded at prices ranging from $0.01 to $4.00. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors:
•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	sales of common stock or other securities by us or by our stockholders in the future;

•	any major change in our board or management;

•	our ability to develop and market new and enhanced products on a timely basis;

•	quarterly variations in our operating results or those of our competitors;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in financial estimates by securities analysts;

•	speculation in the press or investment community;

•	securities, intellectual property and other litigation;

•	announcement of a stock split, reverse stock split, stock dividend or similar event;

•	economic conditions for the telecommunications, networking and related industries; and

•	political instability, natural disasters, war and/or events of terrorism.
     In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly as a result of the completed merger because of the substantial dilution resulting from the issuance of shares to former StarVox shareholders. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Future sales of our common stock in the public market, or the perception that such sales could occur, could lower our stock price and impair our ability to raise funds in new stock offerings.
     Future sales by existing stockholders of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and could make it more difficult for us to raise funds through a public offering of our equity securities. In addition, we have granted certain holders of our outstanding common stock rights to require us, subject to conditions, to register the public sale of such shares under the Securities Act and additional shares they may acquire in the future. If these rights are exercised or if we register shares of common stock for sale for our own account, certain additional holders of our common stock will be entitled to participate in such registration. By exercising their registration rights, and selling a large number of shares, our stockholders that are entitled to registration rights could cause the price of our common stock to decline.
“Penny stock” rules may restrict the market for our common stock.
     Our common stock is subject to rules promulgated by the SEC relating to “penny stocks,” which apply to companies whose shares are not traded on a national stock exchange, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the SEC. These rules require brokers, who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common stock and may affect the secondary market for our common stock. These rules could also hamper our ability to raise funds in the primary market for our common stock.
Because we do not currently intend to pay dividends on our common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.
     The continued expansion of our business will require substantial funding. Accordingly, we do not currently anticipate paying any dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.
Some of our stockholders will continue to exert significant influence over us and their interests may conflict with the interests of our other stockholders.
     As of March 23, 2007, the date of the completion of the merger, affiliates of Trinad Capital beneficially owned approximately 32% of our outstanding voting power and affiliates of Novus Ventures beneficially owned approximately 7% of our outstanding voting power. As a result, these stockholders will continue to be able to exert significant influence over all matters presented to our board of directors or stockholders for approval, including election and removal of our directors, offerings of additional shares of our common stock and change of control transactions. The interests of these stockholders and their respective affiliates may not coincide with the interests of the other holders of our common stock with respect to our operations or strategy. To the extent that conflicts of interest may arise, the stockholders named above and their respective affiliates may resolve those conflicts in a manner adverse to us or to our stockholders.
There is an increased potential for short sales of our common stock which could materially affect the market price of the stock.
     Downward pressure on the market price of our common stock that likely will result from sales of our common stock pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Securities Act and as required under applicable state securities laws could encourage short sales of our common stock by market participants. Generally, short selling means selling a security, contract or commodity that is not owned by the seller. The seller is committed to eventually purchase the financial instrument previously sold. Short sales are used to capitalize on an expected decline in the security’s price. As shares of our common stock become eligible for sale, such sales could have a tendency to depress the price of the stock, which could increase the potential for short sales. Significant amounts of such short selling by market participants could place further downward pressure on the market price of our common stock.
Stockholder approval is required to amend our certificate of incorporation to increase our authorized stock in connection with the merger.
     In connection with the merger, all issued and outstanding shares of StarVox common stock and preferred stock were exchanged for an aggregate of 301,594 shares of our Series A preferred shares, which are convertible into 22,224,705 shares of our common stock. We do not currently have a sufficient amount of authorized capital stock to issue shares of our common stock upon conversion of the preferred stock and are required to seek and obtain stockholder approval to amend our Certificate of Incorporation to increase our authorized capital stock.

     After completion of the merger, we will file an information or proxy statement seeking stockholder approval of an amendment to our certificate of incorporation to increase our authorized common stock. We cannot assure you that we will be able to obtain stockholder approval or, if we do obtain stockholder approval, when it will be obtained. If we are unable to obtain stockholder approval to amend our certificate of incorporation to increase our authorized common stock the holders of our preferred stock issued in connection with the merger will not be able to convert their shares into our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the three months ended February 28, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.
Item 5. Other Information.
None
Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits

10.25	Sale of Building
31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002
(b) Reports on Form 8-K filed on March 26, 2007

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

US Wireless Data, INC.
Registrant

Date: April 20, 2007	By:	/s/ Thomas Rowley

Thomas Rowley
Chief Executive Officer,

Exhibit Index

10.25	Sale of Building
31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002