Form 10QSB
period 2007-05-31
U S WIRELESS DATA INC
filed 2007-07-13
CIK 895716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended May 31, 2007.
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
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 13, 2007: 34,000,029 shares of common stock (this total is inclusive of the outstanding Series A preferred stock on an as-converted-to-common stock basis).

RECENT MERGER WITH STARVOX COMMUNICATIONS, INC.
     On March 23, 2007, U.S. Wireless Data, Inc.(USWD), a publicly traded shell company, completed a merger with StarVox Communications, Inc., (StarVox), a California-based telecommunications company. In the merger, a wholly owned subsidiary of U.S. Wireless Data, Inc, merged with and into StarVox Communications, with the result that StarVox Communications survived and became our wholly owned subsidiary. In connection with the merger, all issued and outstanding capital stock of StarVox Communications was exchanged for shares of our Series A preferred stock (to be converted automatically into our common stock upon an amendment to our certificate of incorporation to increase our authorized shares of common stock, contingent upon approval of such amendment by our stockholders). Our Series A preferred stock is convertible into common stock at the rate of 73.6908 shares of common stock for each share of outstanding Series A preferred stock.
     The share/capital structure presented in this Quarterly Report on Form 10-QSB is that of USWD for the quarter and year to date ended May 31, 2007 and that of StarVox only for the quarter and year to date ended May 31, 2006.
     Reference is made to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on March 26, 2007, the subsequent Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 and other Current Reports on Form 8-K that we have filed. These reports describe in more detail the merger and the business and operations of StarVox Communications.
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
     We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-QSB, and in particular, the risks discussed below and under the heading “Risk Factors” and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-QSB may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

U.S. WIRELESS DATA, INC.
FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
     Effective March 23, 2007, USWD, a publicly traded shell company and StarVox, an operating company in the telecommunications area, completed the merger of StarVox with a wholly owned subsidiary of USWD. For accounting purposes, the merger was accounted for as a reverse acquisition with StarVox as the acquirer. Results of operations of USWD have been included in the financial statements for fiscal periods ended after March 23, 2007, the effective date of the merger. Since StarVox is considered to be the accounting acquirer, our financial statements and related notes include only the operating and financial activity of StarVox for the periods prior to March 23, 2007. All equity and capitalization information set forth in such notes similarly pertains only to StarVox prior to completion of the merger with USWD. Results of operations of USWD from March 23, 2007 (the effective date of the merger) have been included in the quarterly results as of May 31, 2007. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below should be read in conjunction with the financial statements and notes, included within our Form 8-K filed with the SEC on March 26, 2007.

U.S. Wireless Data, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	August 31,	May 31,
	2006	2007
		(unaudited)
Assets
Current assets:
Cash	$1,386	$881
Accounts receivable, net of allowance of $664 and $463, respectively	7,018	3,961
Prepaid expenses and other current assets	882	1,107

Total current assets	9,286	5,949
Property and equipment, net of accumulated depreciation	4,308	5,737
Intangible assets, net of accumulated amortization	6,271	4,726
Goodwill	7,427	7,400
Restricted cash and other assets	1,392	1,151

Total assets	$28,684	$24,963

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Line of credit	$1,125	$—
Accounts payable	5,639	8,000
Accrued liabilities and other	3,476	5,534
Notes payable	3,500	—
Convertible notes payable	17,126	14,000
Deferred revenue	1,627	1,532
Related party payables	250	—

Total current liabilities	32,743	29,066
Capital lease obligations	—	1,389
Other long term liabilities	42	—

Total liabilities	32,785	30,455

Commitments and contingencies (see Note 12)

Convertible preferred stock	8,875	3

Stockholders’ deficit:
Common stock	4	118
Deferred stock compensation	(7)	—
Additional paid-in capital	2,572	29,384
Accumulated deficit	(15,545)	(34,997)

Total stockholders’ deficit	(12,976)	(5,495)

Total convertible preferred stock and stockholders’ deficit	(4,101)	(5,492)

Total liabilities, convertible preferred stock and stockholders’ deficit	$28,684	$24,963

The accompanying notes are an integral part of these condensed consolidated financial statements

U.S. Wireless Data, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands except per share data)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2007	2006	2007
Revenues	$4,800	$8,491	$12,239	$32,115
Operating expenses:
Cost of sales	5,887	4,977	14,551	20,883
Operating expenses	656	7,641	2,149	20,506
Depreciation and amortization	70	841	249	2,502
Stock based compensation expense	—	35	—	168
Impairment charge	—	—	1,017	26

Total operating expenses	6,613	13,494	17,966	44,085

Loss from operations	(1,813)	(5,003)	(5,727)	(11,970)

Other expense (income):
Interest and warrant amortization expense	166	602	305	4,593
Other expense (income), net	12	(2)	62	(3)
Loss (Gain) on sale of assets	—	(18)	—	(18)

Total other expense	178	582	367	4,572

Net loss before taxes	(1,991)	(5,585)	(6,094)	(16,542)
Provision for taxes	16	—	16	18

Net loss	$(2,007)	$(5,585)	$(6,110)	$(16,560)

Basic and diluted net loss per common share	$(0.46)	$(0.48)	$(1.47)	$(1.58)

Weighted average shares used is computing basic and diluted net loss per share	4,328,370	11,572,576	4,154,359	10,509,260

Basic and diluted net loss per share as if USWD merged with Starvox for this period	$(0.24)	N/A	$(1.04)	N/A

Weighted average shares used in computing basic and diluted net loss per share as if USWD merged with Starvox for this period	8,486,143	N/A	5,877,386	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements

U.S. Wireless Data, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	May 31,
	2006	2007
Cash flows from Operating Activities:
Net loss	$(6,110)	$(16,560)

Adjustments to reconcile net loss to net cash used in Operating Activities:
Depreciation and amortization	227	2,502
Impairment charge	1,017	26
Non-cash stock based compensation expense	—	170
Non-cash interest expense	—	4,136
Gain on sale of property and building	—	(18)
Changes in operating assets and liabilities:
Accounts receivable	(1,105)	3,058
Prepaid expenses and other current assets	(67)	(225)
Restricted cash and other assets	(11,000)	240
Accounts payable	763	2,361
Accrued liabilities and other	403	108
Deferred revenue	—	(95)

Net cash used in operating activities	(15,872)	(4,297)

Cash flows from Investing Activities:
Purchase of property and equipment	(1,525)	(541)
Proceeds from sale of property and equipment	—	500
Cash paid for acquisitions, net of cash acquired	(40)	—

Net cash used in investing activities	(1,565)	(41)

Cash flows from Financing Activities:
Borrowings (payments) on line of credit	1,020	(1,125)
Payments under capital lease obligations	—	(186)
Payments of secured promissory notes	—	(448)
Payments of other long term liabilities	—	(42)
Proceeds from the issuance of senior notes payable	300	—
Proceeds from the issuance of convertible notes payable	13,608	—
Proceeds from issuance of unsecured demand promissory notes	—	5,634
Proceeds from issuance of preferred stock, net of issuance costs	3,553	—
Repurchase of common stock	(52)	—

Net cash provided by financing activities	18,429	3,833

Net increase (decrease) in cash and cash equivalents	992	(505)
Cash at beginning of period	210	1,386

Cash at end of period	$1,202	$881

Supplemental cash flow disclosure:
Cash paid during the periods for:
Interest	$—	$151
Income taxes	$—	$18

Noncash financing and investing activities:
Property, plant and equipment obtained on capital lease	$—	$2,326
Elimination of secured note payable thru reverse merger	$—	$3,052
Conversion of note payable and accrued interest to equity	$—	$10,204
Cashless exercise of warrants	$—	$3
The accompanying notes are an integral part of these condensed consolidated financial statements

U.S. WIRELESS DATA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
     Unaudited Interim Financial Statements
     The accompanying interim condensed consolidated balance sheet as of May 31, 2007, the condensed consolidated statements of operations for the three and nine months ended May 31, 2006 and 2007 and the condensed consolidated statements of cash flows for the nine months ended May 31, 2006 and 2007 are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In our opinion, the interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended August 31, 2006 and include all adjustments necessary for fair presentation. The results for the three and nine months ended May 31, 2007 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending August 31, 2007. The fiscal quarters ended May 31, 2006 and 2007 both consisted of 13 weeks. Our 2006 fiscal year consists of 52 weeks and ended on August 31, 2006. Our 2007 fiscal year consists of 52 weeks and ends on August 31, 2007.
          The accompanying unaudited interim condensed consolidated financial statements are prepared in accordance with Securities and Exchange Commission rules and regulations, which allow certain information and footnote disclosures that are normally included in annual financial statements to be condensed or omitted. As a result, the accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto for the year ended August 31, 2006, included in our Current Report on Form 8-K filed on March 26, 2007.
          The condensed consolidated balance sheet at August 31, 2006 was derived from audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
          Please refer to the summary of significant accounting policies for the fiscal year ended August 31, 2006 described in our Current Report on Form 8-K filed on March 26, 2007.
          Stock-based Compensation
          During the first quarter of fiscal 2007, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) SFAS No. 123 — revised 2004 “Share-Based Payment", (“SFAS 123(R)”), which replaced SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected to use the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.
          The adoption of SFAS 123(R) did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 3 for further information regarding the Company’s stock-based compensation assumptions and expenses.

          Computation of net loss per share
          Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. For the three and nine month periods ended May 31, 2006, weighted-average shares are for StarVox only, and include treasury stock. Potentially dilutive securities consisting of unvested restricted shares, stock purchase warrants, convertible notes payable and convertible preferred stock were not included in the diluted net loss per common share computations for all periods presented because the inclusion of such shares would have an anti-dilutive effect.
          The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2007	2006	2007
	(unaudited)		(unaudited)
Numerator:
Net Loss attributable to common stockholders	$(2,007)	$(5,585)	$(6,110)	$(16,560)

Denominator:
Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	4,328,370	11,572,576	4,154,359	10,509,260

Basic and diluted net loss per common share	$(0.46)	$(0.48)	$(1.47)	$(1.58)

The following convertible notes payable, convertible preferred stock and warrants to purchase common and preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been anti-dilutive in periods of net loss. The three and nine month periods ended May 31, 2006 and 2007, respectively represent the Company’s anti-dilutive shares.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2007	2006	2007
	(Unaudited)		(Unaudited)
Convertible preferred stock	20,735,688	22,224,703	20,735,688	22,224,703
Convertible notes payable converting to Preferred Series A stock	1,566,400	—	1,566,400	—
Warrants to purchase common stock	10,071,242	56,299,356	10,071,242	56,299,356
Stock options	—	5,792,706	—	5,792,706
Warrants to purchase preferred stock	150,000	—	150,000	—

	32,523,330	84,316,765	32,523,330	84,316,765
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
2. Going Concern
          The accompanying unaudited interim condensed consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet, the Company has incurred a cumulative net loss of approximately $35,000,000 for the period from inception (June 14, 2004) to May 31, 2007. As of May 31, 2007, the Company will require significant additional equity or debt funding to sustain its operations and satisfy its contractual obligations. These factors, among others, may indicate that the Company may be unable to continue in existence. The Company’s financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company’s ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to fund its planned operations and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity and/or debt financing which will enable the Company to continue in existence and establish itself as a going concern. The Company has sold approximately $42,000,000 of convertible notes, convertible preferred stock and common stock through May 31, 2007. In June 2007, the Company entered into agreements which provide for the issuance and sale of convertible notes totaling $9,000,000, of which $6,000,000 closed on June 1, 2007 and $3,000,000 closed on July 10, 2007 (See Note 13 for subsequent events). Management believes that the Company will be successful in raising additional funds to have sufficient capital to meet its obligations for its planned operations.
3. Stockholders’ Equity and Stock Based Compensation
          Merger of StarVox and USWD
          In March 2007, StarVox merged with USWD and all outstanding StarVox common and preferred stock was converted to USWD Series A Preferred stock. Our Series A preferred stock is convertible into common stock at the rate of 73.6908 shares of common stock for each share of outstanding Series A preferred stock. Our Series A preferred stock will be converted automatically into common stock upon an amendment to our certificate of incorporation to increase our authorized shares of common stock, contingent upon approval of such amendment by our stockholders.
          Exercise of Warrants
          From October 2006 through March 2007, for the purpose of providing working capital, the Company issued to our current investors unsecured demand promissory notes and attached warrants for an aggregate principal amount of $5,884,000 of which $5,734,000 was received in the nine months ended May 31, 2007. The promissory notes bear interest at 5 percent per annum. The related warrants were exercised through the cancellation of the principal and accrued interest of the related notes. Concurrent with the merger with USWD in March 2007, StarVox common shares were issued in exchange for cancellation of the notes and related accrued interest. The StarVox common shares were then converted to USWD Series A preferred stock as part of the merger.
          Stock Based Compensation
          The Company has a stock-based compensation program that provides its Board of Directors discretion in creating employee equity incentives. The Company’s 2007 Stock Plan was adopted by the StarVox Board of Directors in January 2007 and approved by the StarVox shareholders in February 2007. This Plan provides for incentive and non-statutory stock options for employees, directors and consultants. The exercise price of all stock options must at least be equal to the fair market value of our common stock on the date of grant. The Plan also allows for awards of restricted stock to employees, directors and consultants. Stock options are generally time-based, vesting 25% each year over four years and expire ten years from the grant date. Shares issued as a result of stock option exercises are newly issued shares.
     StarVox allocated approximately 64,500,000 shares of its common stock to be issued in conjunction with the plan. This converted to 90,495 shares of USWD Series A preferred as part of the merger. As of May 31, 2007, the Company had approximately 91,000 shares of Series A preferred shares reserved for future option exercises under the stock option plans.
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
     The Company has elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, in the three and nine months ended May 31, 2007, the compensation cost recognized includes the cost for all stock-based compensation awards granted prior to, but not yet vested as of September 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Compensation cost for all share-based compensation awards granted on or subsequent to September 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company selected the straight-line single option amortization method.
     Compensation expense recognized in the unaudited condensed consolidated statement of operations for the three and nine months ended May 31, 2007 is based on awards ultimately expected to vest and reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R) the Company accounted for forfeitures as they occurred.
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
     As a result of adopting SFAS 123(R), the Company’s loss before income taxes for the three and nine months ended May 31, 2007 was $35,000 and $168,000 higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the three and nine months ended May 31, 2007 would have been zero and $0.01 lower, if the Company had not adopted SFAS 123(R). There was no effect on the condensed consolidated statements of cash flows for the nine months ended May 31, 2007 from adopting SFAS 123(R).

     The following table illustrates the stock-based compensation expense resulting from stock options included in the unaudited condensed consolidated statement of operations for the three and nine month period ended May 31, 2007 (in thousands):

	Three months	Nine months
	Ended	Ended
	May 31, 2007	May 31, 2007
Cost of sales	$—	$—
Operating expenses	35	168

Stock-based compensation expense before income taxes	35	168
Income tax benefit	—	—

Stock-based compensation expense after income taxes	$35	$168

          Stock Option Plans
          A total of 91,057 shares of Series A preferred are currently reserved for issuance under the Plan. Summary of activity under the Plan for the nine months ended May 31, 2007:

			Weighted		Average
	Options	Number of	Average	Aggregate	Remaining
	Available	Options	Exercise	Intrinsic	Contractual
	for Grant	Outstanding	Price	Value	Life
Balance at August 31, 2006	—	—	$—	$—
Options approved by shareholders	91,057	—	—	—
Options granted	(78,047)	78,047	23.79	—	9.47
Options cancelled or expired	—	—	—	—
Options exercised	—	—	—	—

Balance at May 31, 2007	13,010	78,047	$23.79	$—	9.47

Vested or expected to vest at May 31, 2007		22,672	$28.98		9.14
Exerciseable at May 31, 2007		22,672	$28.98		9.14
     The weighted-average fair value per option for options granted during the three and nine months ended May 31, 2007 was $8.33. At May 31, 2007, there was $421,000 of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 2.7 years.
     The fair value of option grants was estimated by using the Black-Scholes options pricing model with the following weighted-average assumptions:

Three and Nine
Months Ended
May 31, 2007
Expected volatility	42.00%
Dividend yield	0.00%
Risk free interest rate	4.68%
Expected term in years	4.0

     Expected Volatility : The Company’s computation of expected volatility for the three and nine month period ended May 31, 2007 is based on the historical volatility of the common stock of a small group of public peer group companies for a time period approximating the expected term.
     Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
     Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.
     Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding after the vesting date and was determined for the three and nine month period ended May 31, 2007 based on historical experience of similar awards to comparable companies, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.
Restricted Stock
     Since inception, StarVox has issued 2,515,000 restricted shares of common stock. As of May 31, 2007, 2,385,000 restricted shares were vested and repurchase rights have been exercised on 945,000 shares leaving no remaining restricted shares outstanding.
     In fiscal 2006, StarVox recognized $16,000 of stock-based compensation expense in connection with the award of restricted stock to certain employees. Compensation expense was measured on the award date and is being recognized over two years as these restrictions lapse. The unamortized balance of deferred stock based compensation was reclassified to additional paid in capital upon the Company’s adoption of FAS 123(R) effective September 1, 2006.
Unsecured Demand Promissory Notes with attached Warrants
     From October 2006 through March 2007, for the purpose of providing working capital, StarVox issued to some of our current investors unsecured demand promissory notes and attached warrants for an aggregate principal amount of $5,884,000. The promissory notes bore interest at 5 percent per annum and the warrants, with a 10 year term, were convertible into 181,387,689 shares of StarVox common stock or 50% of the Company, whichever is greater. In conjunction with the merger, the related warrants were exercised through the cancellation of the principal and accrued interest of the related notes. A total of 254,492 shares of Series A preferred shares were issued.

Shares Reserved for Future Issuance
We have reserved shares of Series A preferred stock for future issuance, as follows:

		as converted to
	May 31, 2007	common stock
Preferred Series A stock warrants
Warrants issued in April 2005 in connection with financing	6,314	465,257
Warrants issued in May-June 2006 in connection with financing	9,502	700,210
Warrants issued in January 2006 for financial services	351	25,848
Warrants attached to Unsecured Demand Promissory Notes	254,492	18,753,746
Warrants to Trinad for management consulting services	3,508	258,476
Warrants issued to holders of $14M of Convertible Promissory Notes	90,893	6,697,993
Warrants issued in conjunction with lines of credit	631	46,526
2007 Stock Option Plan	90,495	6,668,681
Out-of-Plan stock option grant	562	41,414

	456,748	33,658,151

          We have reserved shares of common stock for future issuance, as follows:

May 31, 2007
Common stock warrants issued in connection with financing	1,225,000

          The Company will seek the approval of its stockholders at a special meeting of stockholders to increase its authorized common shares.
     4. Business Combinations
          U.S. Wireless Data, Inc.
          In June 2006, StarVox signed a reverse merger agreement with US Wireless Data, Inc. (“USWD”), a public shell Company. Prior to this merger, USWD was a “shell” company with virtually no operations. USWD effected a reorganization on March 18, 2004, thereby emerging from Chapter 11 Proceedings. The StarVox business plan was to merge or effect a business combination with a domestic or foreign public entity thereby gaining access to public capital markets. The merger was completed March 23, 2007. Under the terms of the merger agreement, StarVox contributed all of its assets and liabilities (including CTI, a wholly owned subsidiary) in exchange for approximately 72% of USWD’s common stock. The StarVox current officers and management have become the officers and management of USWD. Subject to approval of its stockholders at a special meeting of stockholders, USWD intends to change its name to StarVox Communications, Inc.
          In connection with the negotiations and signing of the reverse merger agreement with USWD, StarVox issued to USWD two senior secured promissory notes totaling $3,500,000, interest at 10% until maturity, then 15% per annum. As of August 31, 2006, the note for $300,000 was callable and the note for $3,200,000 was callable after September 30, 2006. Prior to the merger, StarVox repaid $448,099 of the total promissory note. The remainder of the note was forgiven. See Note 8.

     5. Property and Equipment
     Property and equipment consists of (in thousands):

	August 31,	May 31,
	2006	2007
		(unaudited)
Land	$30	$—
Building	522	—
Network equipment	4,057	6,945
Computers and software	249	229
Furniture and fixtures	62	62

	4,920	7,236
Less: accumulated depreciation and amortization	(612)	(1,499)

Property and equipment, net	$4,308	$5,737

          In March 2007, StarVox sold its facility located in York, Pennsylvania to a related party for approximately $500,000. There was a gain of approximately $18,000 on the sale of the building and land. The Company has signed a six month lease agreement to continue using a portion of the building for approximately $3,000 per month. The Company will pay $6,000 rent plus operating expenses after the initial six month rental period expires. The lease term is on a month to month basis.
     6. Goodwill and Intangible Assets
     Goodwill and intangible assets consist of (in thousands):

	August 31,	May 31,
	2006	2007
		(unaudited)
Amortizable intangible assets:
Acquired customer contracts	$5,900	$5,900
Acquired trademarks / trade names	800	800

	6,700	6,700
Less: Accumulated amortization	(429)	(1,974)

Intangible assets, net	$6,271	$4,726

Non-amortized intangible assets:
Goodwill	$7,427	$7,400

          In fiscal 2007, management determined that the goodwill relating to the ZFone acquisition had no net realizable value. Accordingly an impairment charge in the amount of $26,000 was recorded to write off the full value of this asset.
          Software Licenses
          We evaluate our intangible assets for impairment whenever events and circumstances indicate its fair value may be less than its carrying value. Adjustments to record impairment of intangible assets could have a material adverse impact on our financial condition and results of operations in the period or periods in which such impairment is identified. Amortization expense associated with the acquired customer contracts and trade names was $429,000 and $1,545,000 in fiscal 2006 and the nine months ended May 31, 2007, respectively. As of May 31, 2006, management determined that purchased and unamortized software licenses totaling $1.0 million had no net realizable value and accordingly an impairment charge was recorded to write off the full amount.

The anticipated amortization schedule for intangible assets is as follows (in thousands):

	Acquired	Acquired
	Customer	Trademarks /
	Relationships	Trade Names	Total
Nine months ending May 31, 2007	$942	$603	$1,545

Year ending August 31,
2008	1,260	—	1,260
2009	1,260	—	1,260
2010	1,177	—	1,177
2011	681	—	681

	$5,320	$603	$5,923

     7. Line of Credit
          In August 2005, StarVox entered into a one year financing agreement with a financial institution providing a line of credit of $750,000 through August 2006 providing borrowing capacity up to 70% of eligible accounts receivable at an effective interest rate of 24% per annum. In addition, certain of our other creditors agreed to subordinate their interest to this financial institution. In January 2006, the line of credit was amended to increase the borrowing limit to $1,500,000.
          In September 2006, StarVox finalized a two part credit facility with a financial institution. The first part is a $6,000,000 revolving line of credit providing borrowing capacity up to 80% of eligible accounts receivable. Interest is calculated as prime rate plus 1.0% or prime rate plus 1.5% dependent upon the Company’s quick ratio. StarVox intends to use a portion of this facility to retire its current accounts receivable credit line. The second part is a $6,000,000 general term facility that can increase to $10,000,000 as the Company achieves certain profitability targets. The interest rate is prime rate plus 2.25%. In connection with this facility, the Company issued to the bank warrants to purchase 421 shares of Series A preferred stock, exercisable at $35.64 per share. The Company must maintain a fixed debt service coverage ratio, and certain EBITDA targets, and obtain the bank’s consent to enter into certain material agreements. Borrowings under both credit facilities are secured by all of the Company’s assets and are senior to all other debt holders. As of August 31, 2006, and May 31, 2007, we had borrowings and accrued interest of $1,125,000 and zero, respectively. See Note 13 for additional discussion.
     8. Notes Payable
          In fiscal 2006, StarVox issued two senior secured promissory notes to USWD in connection with the contemplated reverse merger as follows:

August 31,
2006
Senior secured promissory note maturing August 2006. Interest at 10% per annum until maturity, then 15% per annum	$300
Senior secured promissory note maturing September 2006. Interest at 10% per annum until maturity, then 15% per annum	3,200

$3,500

          Both notes payable were collateralized by all of our assets until the closing of the merger of StarVox with USWD on March 23, 2007. In connection with the issuance of these notes, significant holders of the StarVox voting stock had entered into a stockholders voting agreement establishing the composition of the StarVox board of directors. The stockholders voting agreement terminated on the closing of the merger of StarVox with USWD. As of May 31, 2007, $448,000 was repaid on the notes and $3,052,000 was forgiven.

     9. Convertible Notes Payable and Unsecured Demand Promissory Notes with Attached Warrants
          The following schedule details all convertible notes payable and their respective terms:

	August 31,	May 31,
	2006	2007
		(unaudited)
Secured convertible promissory notes, due upon demand; interest at 5% per annum until maturity, then 15% per annum	$1,220	$—
Secured convertible promissory notes maturing August and September 2006; interest at 5% per annum until maturity, then 15% per annum	3,100	—
Senior secured convertible promissory notes maturing November and December 2006; Interest at 12% per annum until maturity, then 15% per annum	14,000	14,000

	18,320	14,000
Less: Unamortized issuance costs	(1,194)	—

	$17,126	$14,000

          Between February and June of 2006, StarVox issued $18,320,000 in secured and senior secured convertible promissory notes to serve as bridge financing for the acquisition of CTI and to fund continuing operating costs. The secured convertible promissory notes of $4,320,000 converted to 9,375,652 shares of Series A preferred stock upon the merger with USWD which was completed on March 23, 2007. See note 13 for further discussion. The remaining $14,000,000 of senior secured convertible notes are due in November 2007.
          In connection with the $14,000,000 senior secured convertible promissory notes issued in fiscal 2006, note holders were also issued warrants to purchase 6,772,489 shares of StarVox common stock at an exercise price of $0.01 per share. In January 2007, StarVox granted additional warrants. The additional warrants enable the holders to purchase 64,783,506 shares of StarVox common stock at an exercise price of $0.01 per share. The warrants were fully vested and exercisable upon issuance and expire three years from the date of the note. The fair value of the warrants calculated using the Black-Scholes option pricing model is $2,515,000 and has been recorded as a note issuance discount and is being amortized to interest expense over the life of the notes. Interest expense associated with the amortization of the warrant discount was $16,000 and $1,194,000 for the nine months ended May 31, 2006 and 2007, respectively. See note 13 for additional discussion.
          Unsecured Demand Promissory Notes with attached Warrants
          From October 2006 through March 2007, for the purpose of providing working capital, StarVox issued to certain current investors, unsecured demand promissory notes and attached warrants for an aggregate principal amount of $5,884,000. The promissory notes bear interest at 5 percent per annum. The related warrants were exercised through the cancellation of the principal and accrued interest of the related notes concurrent with the merger of StarVox with USWD in March 2007. StarVox issued 181,387,689 common shares in exchange for cancellation of the notes and related accrued interest.
     10. Income Taxes
          During the three and nine months ended May 31, 2007, the Company’s income tax provision was zero and $18,000, respectively and primarily reflects amortization of deferred charges and provisions for taxes in certain state and local jurisdictions. The Company’s income tax expense reflects the estimated annual effective tax rate at that time based on projections of operations.

          A valuation allowance is required to be recorded if in management’s judgment, based on available evidence; it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, management has concluded that a valuation allowance is necessary to reduce the net deferred tax asset balance to zero. Deferred tax assets have been recognized only to the extent of deferred tax liabilities.
     11. Related Party Payables and Transactions
          In September 2006, notice was received demanding full payment of a related party note payable. In November 2006, $100,000 of the note was repaid. The remaining $150,000 note and accrued interest of $48,000 was converted into a demand promissory note with attached warrants for 6,089,047 shares of StarVox common stock. Concurrent with the merger of StarVox with USWD in March 2007, StarVox common shares were issued in exchange for cancellation of the note and related accrued interest.
     12. Commitments and Contingencies
          Rental expenses under operating leases were $244,000 and $354,000 for fiscal 2006, and the nine months ended May 31, 2007, respectively. We have future minimum rental commitments for non-cancelable operating and capital leases on office space and equipment as of May 31, 2007, as follows:

Year ending	Total capital	Total operating
August 31	lease payments	lease payments
2007	$436	$164
2008	872	284
2009	872	213
2010	218	164
2011	—	55

	2,398	$880

Less future interest expense	(257)

	2,141
Less current portion	752

	$1,389

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
     13. Subsequent Events
          On June 1, 2007, the Company entered into agreements providing for a bridge loan from three investors (the “Investors”) DKR Soundshore Oasis Holding Fund Ltd., (“DKR”); SMH Capital, Inc.; and Trinad Capital Master Fund, Ltd.); for an aggregate principal amount of up to $9,000,000 to be funded in two separate closings. In the first closing, completed June 1, 2007, each of the investors has funded $2,000,000 for a total of $6,000,000 less $438,000 for legal and investment banking fees. In the second closing, completed July 10, 2007, DKR funded an additional $3,000,000, less $16,900 in legal fees, upon the satisfaction of certain conditions, including the approval of the loan arrangements by the Pennsylvania Public Utility Commission. The loan is in the form of senior secured debentures (the “Debentures”) that accrue interest at 10% per annum, payable at maturity, August 1, 2007. If an event of default occurs under the Debentures, the interest rate will automatically increase to 15% and holders of a majority of the aggregate principal amount of the Debentures then outstanding may require redemption of all or any portion of the Debentures at a price equal to 110% of the outstanding principal. The Debentures include warrants to purchase up to 2,520,000 shares of USWD’s common stock, with an exercise price of $0.01 per share The Debentures are fully vested and expire June 1, 2012. The fair value of the common stock conversion feature has not yet been determined.
     In connection with the sale of the Debentures, the Company renegotiated with existing holders of $14,000,000 of indebtedness to subordinate their indebtedness to the Debentures. The maturity of their indebtedness has been extended to November 2, 2007. In exchange for the subordination of the $14,000,000 notes, the holders are entitled to a fee in the amount of 2% of their principal amount outstanding totaling $280,000. An additional provision provides the existing holders with warrants to purchase up to 2,999,999 shares of USWI common stock, with an exercise price of $0.01 per share. These warrants are fully vested and expire June 1, 2012.
     When the Company issues equity securities which are convertible into common stock at a discount from the common fair value at the commitment date, the difference between the fair value of the common stock and the conversion price multiplied by the number of shares issuable upon conversion is recognized as a beneficial conversion feature. Since the warrants are immediately convertible into common stock by the holder at any time, the Company will record and immediately expense a beneficial conversion charge if any, once the fair value of the common stock has been determined.
     On June 1, 2007, in connection with the issuance and sale of Debentures, the Company terminated its credit agreement with a financial institution. No amounts were outstanding at the time of termination, and the cost to the Company for termination of the facility included legal fees of $4,000 and a termination fee of $60,000. The Company currently has no available lines of credit.
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
     The statements contained in this Quarterly Report on Form 10-QSB, that are not purely historical, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and include statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and are subject to risks and uncertainties. All forward-looking statements in this Quarterly Report on Form 10-QSB are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to: variations in demand for our products; the level and timing of sales; the extent of product and price competition; introductions or enhancements of products or delays in introductions or enhancements of products; hiring and retention of personnel; changes in the mix of products sold; general domestic economic and regulatory conditions; and other factors and risks discussed in “Risk Factors” and elsewhere in this Quarterly Report on form 10-QSB and our other USWD filings with the Securities and Exchange Commission.
Overview
     Effective March 23, 2007, USWD and StarVox completed the merger of StarVox with a wholly owned subsidiary of USWD. For accounting purposes, the merger was accounted for as a reverse acquisition with StarVox as the acquirer. Accordingly, the historical financial statements of USWD became the historical financial statements of StarVox. Results of operations of USWD have been included in the financial statements from March 23, 2007, the effective date of the merger. Our discussion and analysis should be read in conjunction with the financial statements and notes included within our Form 8-K filed with the SEC on March 26, 2007.

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
     As of May 31, 2007, we had total liabilities of $30.4 million, a working capital deficit of $ 23.1 million, and an accumulated deficit of $35.0 million. For the three and nine months ended May 31, 2007, we incurred losses of $5.6 million and $16.6 million respectively. In order for us to continue operations at current levels we will require additional financing in the near term. If we are unable to obtain such financing, it is likely that our stockholders will lose all or substantially all of their investment.

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
     We believe the following to be our critical accounting policies because they are both important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters bearing risks to our future results of operations. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 1, Basis of Presentation and Significant Accounting Policies, contained in the explanatory notes to our annual financial statements contained in the Current Report on Form 8-K which was filed with the SEC on March 26, 2007. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.
     Revenue Recognition. We recognize revenue when the services and products are delivered, rates are fixed and determinable and collection is deemed probable. We invoice our customers weekly, semi-weekly and monthly after telecommunication services and products have been provided.
     Stock-Based Compensation. During the first quarter of fiscal 2007, we adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) SFAS No. 123 — revised 2004 (“SFAS 123(R)”), “Share-Based Payment", which replaced SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected to use the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.
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
Results of Operations
     The following tables set forth, for the periods indicated, certain financial data:
U.S. Wireless Data, Inc.
Condensed Consolidated Statement of Operations
(in thousands)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2007	2006	2007
	(unaudited)		(unaudited)
Revenues	$4,800	$8,491	$12,239	$32,115
Operating expenses:
Cost of sales	5,887	4,977	14,551	20,883
Operating expenses	656	7,641	2,149	20,506
Depreciation and amortization	70	841	249	2,502
Stock based compensation expense	—	35	—	168
Impairment charge	—	—	1,017	26

Total operating expenses	6,613	13,494	17,966	44,085

Loss from operations	(1,813)	(5,003)	(5,727)	(11,970)

Other expense (income):
Interest and warrant amortization expense	166	602	305	4,593
Other expense (income), net	12	(2)	62	(3)
Loss (Gain) on sale of assets	—	(18)	—	(18)

Total other expense	178	582	367	4,572

Net loss before taxes	(1,991)	(5,585)	(6,094)	(16,542)
Provision for taxes	16	—	16	18

Net loss	$(2,007)	$(5,585)	$(6,110)	$(16,560)

U.S. Wireless Data, Inc.
Condensed Consolidated Balance Sheet Data
(in thousands)

	August 31,	May 31,
	2006	2007
		(unaudited)
Cash	$1,386	$881
Accounts receivable, net	7,018	3,961
Total assets	28,682	24,963

Current liabilities	32,743	29,066
Total liabilities	32,785	30,455
Total stockholders’ deficit	$(12,976)	$(5,495)

Revenues

Three Months Ended			Nine Months Ended
May 31,			May 31,
2006	2007	% Change	2006	2007	% Change
$4,800	$8,491	77%	$12,239	$32,115	162%

     We derive our revenue primarily from the sale of voice and data services and products to small and medium size domestic businesses. Revenues increased significantly in the three and nine months ended May 31, 2007 when compared to the same periods in the prior year. The increase in revenue for the three months and nine months ended May 31,2007 when compared to the three months and nine months ended May 31, 2006 was primarily due to additional revenue generated from the acquisition of CTI in June of 2006. CTI generated approximately $2.7 million per month in additional revenue.
Cost of Sales

Three Months Ended			Nine Months Ended
May 31,			May 31,
2006	2007	% Change	2006	2007	% Change
$5,887	$4,977	-15%	$14,551	$20,883	44%

     Expenses related to the operation of StarVox’s next generation network are comprised of both fixed and variable costs.
     The fixed costs include IP backbone expenses, fixed rate transport costs paid to third party vendors, co-location rent and network support services. Our co-location facilities reside in the metro areas of Hanover, Philadelphia and Harrisburg, Pennsylvania; San Antonio, Corpus Christi, Houston and Richardson, Texas; and Atlanta, Georgia.
     The variable costs are comprised of minutes of use, or MOU, costs that we incur for origination, termination and transport services we paid to third party vendors in connection with services provided our customers’ co-location facilities.
     For the three months ended May 31, 2007 versus the three months ended May 31, 2006, cost of sales decreased. This is due to eliminating negative margin international business and consolidating much of the CTI separate network costs onto the StarVox owned network system. The increase in cost of sales for the nine months ended May 31 2007 relates to the acquisition of CTI. We anticipate that our fixed costs will continue to increase in absolute dollars but decrease as a percentage of revenue for the remainder of fiscal 2007 and thereafter, as we grow the business and integrate any acquisitions.
Operating Expenses

Three Months Ended			Nine Months Ended
May 31,			May 31,
2006	2007	% Change	2006	2007	% Change
$656	$7,641	1065%	$2,149	$20,506	854%

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
     The increase in operating expenses for the three and nine month periods in fiscal 2007 periods when compared to the same periods in fiscal 2006 was primarily due to additional expenses incurred as a result of the acquisition CTI in June of 2006 and costs related to being a public company. General and administrative expenses increased for executive salaries, legal fees, audit fees and outside contractor expenses necessary to sustain the requirements of being a public company.
     We expect to increase our sales efforts in the future and will add additional sales staff accordingly. We expect sales and marketing expense to increase in absolute dollars for the remainder of fiscal 2007. We expect that in fiscal 2007 and thereafter for the foreseeable term, general and administrative expenses will grow in absolute dollars primarily due to the costs associated with being a public company. We will incur additional costs to implement and maintain new accounting and reporting systems and to hire additional personnel to enable us to meet corporate compliance and reporting requirements.
Depreciation and Amortization Expenses

Three Months Ended			Nine Months Ended
May 31,			May 31,
2006	2007	% Change	2006	2007	% Change
$70	$841	1101%	$249	$2,502	905%

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
     The increase in depreciation and amortization expenses for the fiscal 2007 periods when compared to the fiscal 2006 periods was primarily due to the amortization of intangible assets stemming from the acquisition of CTI in June 2006. The amortization of CTI intangible assets was approximately $0.5 and $1.5 million in the three and nine months ended May 31, 2007, respectively. The remaining increase stems from the depreciation added by the acquisition of CTI assets in June 2006 and newly acquired assets to support the business.
     As of May 31, 2006, management determined that purchased and unamortized software licenses totaling $1.0 million had no net realizable value and accordingly an impairment charge was recorded to write off the full amount. In fiscal 2007, management determined that the goodwill relating to the ZFone acquisition had no net realizable value. Accordingly an impairment charge in the amount of $26,000 was recorded to write off the full value of this asset.
Interest Expense and Other Expense, net

Three Months Ended			Nine Months Ended
May 31,			May 31,
2006	2007	% Change	2006	2007	% Change
$178	$582	227%	$367	$4,572	1146%

     The increase in interest and other expenses for the fiscal 2007 periods when compared to the fiscal 2006 periods was primarily due to the interest expense associated with the notes payable issued by the Company including the amortization of the fair value of warrants issued in connection with the notes. The amortization of warrant expense was $0 and $2.6 million in the three and nine months ended May 31, 2007, respectively.

Liquidity and Capital Resources
     As of May 31, 2007, our working capital deficit, defined as current assets less current liabilities, was $23.1 million, compared to a deficit of $23.5 million as of August 31, 2006, a decrease of approximately $0.4 million.
     During the first nine months of fiscal 2007, cash used in operating activities was $4.3 million reflecting a net loss adjusted for non cash charges of $6.8 million offset by cash provided by changes in working capital of $5.4 million.
     During the first nine months of fiscal 2007, cash used in investing activities included $41,000 for the purchase of property and equipment.
     Cash provided by financing activities in the first nine months of fiscal 2007 consisted of $3.8 million. $5.6 million was derived from proceeds received from the issuance of unsecured demand promissory notes offset by $1.8 million for the payoff of the line of credit and other notes payable.
     Historically, we financed StarVox primarily through the issuance of preferred stock and loans. From October through May 2007, we completed a bridge financing through the issuance of unsecured demand promissory notes with attached warrants. The outstanding principal balance of these notes was subsequently used by the note holders to exercise the warrants.
     In September 2006, we finalized a two-part credit facility with a financial institution. The first part is a line of credit of $6.0 million that permits borrowing up to 80% of eligible accounts receivable. Interest is calculated at prime plus 1% or prime plus 1.5 % depending on a specific quick ratio. The second part of the credit facility is a $6.0 million general term facility that can increase to $10.0 million if we achieve certain profitability goals. The interest rate is prime plus 2.25%. StarVox issued a warrant to purchase 300,000 shares of its Series A preferred stock, exercisable at $0.50 per share (re-priced to $0.05 in February 2007). We must maintain a fixed debt service coverage ratio, and certain EBITDA targets, and obtain the bank’s consent to enter into material agreements. Borrowings under both credit facilities are secured by all of our assets and are senior to all other debts. See Note 13 for additional information.
     As of August 31, 2006 and May 31, 2007, we borrowed (including accrued interest) $1.1 million and zero, respectively, on the credit line facility.
     In March 2007, we sold our facility located in York, Pennsylvania consisting of approximately 8,500 square feet for approximately $500,000. We signed a lease agreement to continue using a portion of the building through August 2007, at zero rent expense but with approximately $3,000 per month in operating expense pass through. After August 2007 we may elect to stay in the facility on a month to month basis with a rental charge of $6,000 per month plus expenses.
     From October 2006 through March 2007, for the purpose of securing additional working capital, we issued to our current investors’ unsecured demand promissory notes and attached warrants for an aggregate principal amount of $5.9 million of which $5.7 million was received in the six months ended February 28, 2007. The promissory notes bear interest at 5 percent per annum and the warrants, with a 10 year term, would convert into approximately 181,400,000 shares of the StarVox common stock or 50% of the Company, whichever is greater. The related warrants can only be exercised through the cancellation of the principal and accrued interest of the related notes. Concurrent with the merger with USWD in March 2007, 254,492 shares of USWD Series A preferred stock were issued in exchange for cancellation of the notes and related accrued interest.
     On June 1, 2007, in connection with the issuance and sale of Debentures, the Company terminated its credit agreement with a financial institution. No amounts were outstanding at the time of termination, and the cost to the Company for termination of the facility included legal fees of $4,000 and a termination fee of $60,000. The Company currently has no available lines of credit.
     We will need to raise additional cash in the near future, in addition to the loan arrangement that was entered into on June 1, 2007. We will seek to raise additional funds through the public or private sale of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. There is no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we will not be able to continue our operations. We have historically incurred net losses since inception through May 31, 2007. These historical losses raise doubt about the Company’s ability to continue as a going concern.
Contractual Obligations
     The following table summarizes our contractual cash obligations at May 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Year ending	Capital	Operating	Senior secured	Total expected
August 31	lease payments	lease payments	convertible notes *	cash payments
2007	$436	$164	$—	$600
2008	872	284	17,057	18,213
2009	872	213	—	1,085
2010	218	164	—	382
2011	—	55	—	55

	$2,398	$880	$17,057	$20,335

*	Includes principle and accrued interest through November 2, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
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
     As of May 31, 2007, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management. Based on that evaluation, our management concluded that our disclosure controls and procedures, subject to limitations as noted below, were not effective at May 31, 2007, and during the three months ended May 31, 2007.
     During the review of our financial statements as of May 31, 2007, management and our independent registered public accounting firm confirmed the continuation of a number of material weaknesses and other control deficiencies in our internal control over financial reporting that were identified in our Current Report on Form 8-K filed with the SEC on March 26, 2007. A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses were detected by our management by our independent registered public accounting firm in connection with our review of our interim financial statements as of and for the three months ended May 31, 2007.
•	The Company did not maintain sufficient finance and accounting personnel with a level of technical accounting expertise to sufficiently address complex transactions and or accounting and financial reporting issues. During the period from March 1, 2007 through May 31, 2007 and for the purpose of remediating this deficiency, the Company has hired additional financial contractors to supplement the permanent staff and, effective June 1, 2007, also hired Christopher Dunn as Chief Financial Officer. We are also in the process of creating job descriptions for the appropriate positions to support the business and are currently working and will continue to work with recruiter to find qualified personnel to fill these positions on a permanent basis.

•	The Company does not have the up-to-date systems sufficient to support the necessary internal accounting and reporting requirements of a public company of our size. The Company has implemented many manual processes to ensure proper financial and operational reporting on a temporary basis. In addition, we have recently selected but have not yet implemented a company-wide internal accounting and reporting system that management believes will meet the growing needs of the Company.
     We cannot be certain that our remediation efforts will sufficiently cure our identified material weaknesses. Our management does not expect that our disclosure control procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
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
Item 1A. Risk Factors.
RISK FACTORS
   You should carefully consider each of the risks described below, other information contained in the Current Report on Form 8-K filed with the SEC on March 26, 2007, and our consolidated financial statements and the related notes contained herein. The risks and uncertainties identified in this section, and information included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially adversely affect our business, prospects, financial condition, operating results or cash flow. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our business. If any of these risks materialize, the trading price of our common stock could decline.
Risks Related to our Business and Industry
We have substantial short-term debt with no means of repayment, and may be forced to reduce or terminate our current operations if we are unable to secure additional financing. As a result, our independent auditors have included a going concern qualification in their audit report included in our financial statements for our fiscal year ended August 31, 2006. As of May 31, 2007, we had an aggregate of approximately $15.9 million of debt and accrued interest on a consolidated basis that is due within the next six months, and do not presently have the means to repay this debt. Even with the $9 million bridge loan, in the absence of near term funding within the next six months, it is unlikely we will be able to operate as a going concern, and we will have to substantially reduce or terminate our current operations. Our independent public auditors have included a going concern qualification in their audit report included as part of our financial statements for the fiscal year ended August 31, 2006. There is no assurance that we will be able to obtain additional financing on acceptable terms, or on any terms.
   If we are not able to secure additional funding, our stockholders will lose all of their investment in our company.
StarVox has a limited history of operations and has experienced a history of losses and negative cash flows from operations to date and we anticipate such losses and negative cash flows will continue.
   StarVox has incurred significant losses since its inception, and we anticipate continuing to incur significant losses for the foreseeable future. StarVox’s net losses for the fiscal years ended August 31, 2005 and 2006, and the nine months ended May 31, 2007 were approximately $2.4 million, $13.1 million and $16.6 million, respectively. StarVox’s net cash amount used for operating activities for the years ended August 31, 2005 and 2006, and for the nine months ended May 31, 2007 were approximately $2.8 million, $7.5 million, and $4.3 million, respectively. As of May 31, 2007, StarVox’s accumulated stockholders’ deficit was approximately $35.0 million. Our revenue may not grow or even continue at its current level. We will need to significantly increase our revenue and improve gross margins to become profitable. In order to increase our revenue, we need to complete acquisitions of more CLECs. We also need to attract and maintain customers as well as increase the fees we collect for our services and products. Even if our revenue increases, if we are unable to generate sufficiently high margins on revenue, we may never be profitable.
     Given our cash, accounts receivable and the cumulative losses of $35.0 million incurred since the inception of the Company through May 31, 2007, we will require significant additional funding to sustain our operations and satisfy our contractual obligations. For the first nine months ended May 31, 2007, the loss amounted to $16.6 million, cash and cash equivalents were $900,000 and net receivables were $4.0 million.
     The Company’s ability to establish itself as a going concern is dependent upon its ability to secure financing in order to fund its operations.

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
We do not have a controller or a complete finance staff to adequately support our financial reporting requirements as a public company. If we are not able to successfully recruit and fill these positions, our ability to manage our business and meet our public company reporting requirements will be at substantial risk.
   We currently do not have a controller in the company, and have relied mainly on other consultants with backgrounds in financial accounting to fulfill our financial reporting requirements to date. Although we recently hired a Chief Financial Officer, the staff of our finance department consists of consultants and employees, many of whom have no experience in addressing the reporting requirements of a public company. Although we have an active recruiting search in process to identify potential candidates to fill the positions, recruiting for qualified finance personnel is intensely competitive and it cannot be predicted how long it will take to find and hire suitable candidates to fill these positions. The absence of qualified finance personnel with significant management experience has materially and adversely affected our ability to prepare accurate and timely financial statements, and to manage our business effectively at the operational level. In addition, our internal control over financial reporting, also the responsibility of our finance department, is not effective. Although we believe that we will be able to comply with our reporting requirements as a public company, the challenges that we expect in preparing and filing on a timely basis our financial statements included in our periodic reports will be difficult, and there is no assurance that we will be able to meet these challenges successfully.
We will need to raise additional capital, which may not be available on favorable terms, if at all.
   Our capital resources are not sufficient to meet our working capital and capital expenditure needs and we will need to raise additional funds in the short term. We will have outstanding notes and accrued interest for an aggregate amount of approximately $23.3 million, including principal and interest, of which $6.1 million is due on August 2, 2007 and $17.2 million is due November 2, 2007. We are currently contemplating a private equity financing. We cannot be certain that we will be able to obtain such additional financing on favorable terms, if at all, and any additional financings are likely to result in additional dilution to our existing stockholders. We have financed the transition of our network equipment and software through equipment lease financing, and we may continue to finance capital expenditures in this manner. Any indebtedness we incur in the future could subject us to restrictive covenants limiting our flexibility in planning for, or reacting to changes in, our business. If we do not comply with such covenants, our lenders could accelerate repayment of our debt or restrict our access to further borrowings. If we cannot raise additional funding, we will not be able to meet our business objectives and will be required to substantially reduce or terminate our operations. Our existing indebtedness and/or any additional indebtedness we may incur in the future, may adversely affect our ability to operate our business or to continue operations at their current level or at all.
Covenants in our existing notes payable restrict our capacity to borrow and invest, which could impair our ability to expand or finance our operations. Our existing senior secured loan imposes operating and financial restrictions that limit our discretion on certain business matters, which could make it more difficult for us to expand, finance our operations and engage in other business activities that may be in our interest. In addition, we have additional outstanding notes in the aggregate principal amount of $6.0 million that mature on August 2, 2007 and $14.0 million that are due on November 2, 2007. The notes currently accrue interest at 10% and 15% per annum, respectively. The restrictions under these notes may have the following effects:
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
   As a result of these material weaknesses, there were a significant number of errors, omissions, misclassifications and timing delays in the manner in which we closed our books and prepared our financial statements that required correction, adjustment or identification by our independent auditors in the course of their audit of our financial statements. As a result, we have concluded that our internal control over financial reporting was not effective as of the end of fiscal 2006 or as of the nine-month period ended May 31, 2007.
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
Our current accounting system is not sufficient to address the reporting requirements of a public company and may impair our ability to provide accurate and timely financial reports.
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
   The purchase price of an acquired business may exceed the current fair value of the net tangible assets of the acquired business. As a result, we would be required to record material amounts of goodwill and other intangible assets, which could result in significant impairment charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions would have on our operating or financial results. Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill on at least an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets. The assets within companies that we have acquired to date have carrying values of approximately $12.1 million as of May 31, 2007. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline. As of May 31, 2006, management determined that purchased and unamortized software licenses totaling $1.0 million had no net realizable value and accordingly an impairment charge was recorded to write off the full amount. In fiscal 2007, management determined that the goodwill relating to the ZFone acquisition had no net realizable value. Accordingly an impairment charge in the amount of $26,000 was recorded to write off the full value of this asset.

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
   A number of our senior management personnel have joined us recently, including Thomas Rowley, our chief executive officer and effective June 1, 2007, Christopher Dunn, our chief financial officer. We may not be able to hire qualified managers at budgeted compensation levels and our current consultants and independent contractors may not continue to work for us. Our business depends on continuing to receive the services and performance of Mr. Rowley, Mr. Dunn and other key members of our management team. We do not yet have any life insurance on any of our management team members. If any of our key people dies, resigns or becomes unable to continue in his present role and an adequate replacement is not obtained in a timely manner, our business operations could be materially adversely affected. Some of our officers and directors are also officers and directors of other companies or serve us on a part-time basis, and there is no guarantee they will spend substantial portions of their time working for us. To the extent that they devote their time to other endeavors and not to us, our business could be adversely affected.
Our recent growth has placed a strain on our management and operational resources, and if we do not effectively manage our growth and integrate newly hired personnel, we may be unable to meet customer requirements and properly execute our business strategy.
   Our recent growth through business acquisitions has placed, and we expect that it will continue to place, a significant strain on our managerial, technical, operational and financial resources. If we do not effectively manage our growth, we may be unable to provide adequate services and products in a timely fashion, fulfill existing customer commitments or attract and retain customers. StarVox has grown from approximately 10 employees as of August 31, 2004, to approximately 67 employees as of May 31, 2007
   Four out of eight of our executive officers have joined us within the past year, including Thomas Rowley, our chief executive officer, and Christopher Dunn, our chief financial officer. As we experience future growth, we may add additional management team members. Our success will depend, to a significant extent, on our ability to integrate these and other new employees into our operations and to work effectively as a team with our other employees.
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
   Our industry is subject to rapid technological change. We cannot predict the effect of technological changes on our business. In addition, widely accepted standards have not yet developed for the technologies we use. We expect that new services and products and technologies will emerge in the markets in which we compete. These new services and products and technologies may be superior to the services and products and technologies that we use, or these new services and products may render our services, products and technologies obsolete. To be successful, we must adapt to our rapidly changing market by continually improving and expanding the scope of services and products we offer and by developing new software, services, products and technologies to meet customer needs. Our competitors with greater resources may better adapt to these technological changes. Our success will depend, in part, on our ability to license leading technologies and respond to technological advances and emerging industry standards on a cost-effective and timely basis. We may need to spend significant amounts of capital to enhance and expand our services and products to keep pace with changing technologies.
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
   FCC regulations require providers of interstate telecommunications services and products, but not providers of information services and products, to contribute to the FUSF. Currently, our interstate and international retail telecommunications services and products revenue is subject to direct contribution to the FUSF. Our interconnected VoIP services and products revenue will also become subject to direct FUSF contribution requirements. Neither our wholesale telecommunications or information services and products, other than interconnected VoIP services and products, are subject to direct FUSF contributions, although we do contribute indirectly to the FUSF for some of our information service offerings through our purchase of telecommunications services and products from suppliers.
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
   We may decide to collect from our customers any increased taxes and fees, such as any additional FUSF contributions we are required, directly or indirectly, to make. If we collect increased taxes and fees from our customers, we may lose customers or the cost of our next generation VoIP services and products may become less desirable compared with the cost of legacy telephone services and products.
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

   As a result of operational deficiencies within CTI that were not known to us at the time of the acquisition of that company by StarVox, the services we contracted to the third party service provider for the automation of our internal billing systems encountered severe technical problems. These problems caused the company to revert to the old CTI billing systems, which may cause delays in billing our customers and further delays in collections of bills.
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
   Until the completion of the merger, USWD had limited operations as a shell company, and StarVox as a private company was not subject to the Sarbanes-Oxley Act of 2002, other rules recently implemented by the SEC regarding corporate governance practices of public companies, or any stock exchange rules. With the completion of the merger between the two companies, as a publicly traded operating company, we will incur additional and significant legal, accounting and other expenses that we did not incur previously in order to comply with such rules and regulations. These requirements will place a strain on our systems and resources. We will be required to dedicate significant management and other resources, including additional finance, accounting and internal control personnel, to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, in compliance with Sarbanes-Oxley Act, including in particular Section 404 of such act when it becomes applicable, which could divert our management’s attention from other business concerns. We will be required to hire external resources to implement the internal control over financial reporting and incur additional expenses to become compliant. We are currently evaluating and monitoring developments with respect to these new rules, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
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
   In connection with the merger of StarVox with USWD, all issued and outstanding shares of StarVox common stock and preferred stock were exchanged for an aggregate of 301,594 shares of our Series A preferred shares, which are convertible into 22,224,705 shares of our common stock. We do not currently have a sufficient amount of authorized capital stock to issue shares of our common stock upon conversion of the preferred stock and are required to seek and obtain stockholder approval to amend our Certificate of Incorporation to increase our authorized capital stock.

   We intend to file a proxy statement seeking stockholder approval of an amendment to our certificate of incorporation to increase our authorized common stock. We cannot assure you that we will be able to obtain stockholder approval or, if we do obtain stockholder approval, when it will be obtained. If we are unable to obtain stockholder approval to amend our certificate of incorporation to increase our authorized common stock, the holders of our preferred stock issued in connection with the merger will not be able to convert their shares into our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the three months ended May 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.
Item 5. Other Information.
None
Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits
31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002
(b) Current Report on Form 8-K filed on March 26, 2007

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

US Wireless Data, INC.
Registrant

Date: July 13, 2007	By: /s/ Thomas Rowley Thomas Rowley
Chief Executive Officer

US Wireless Data, INC.
Registrant

Date: July 13, 2007	By: /s/ Christopher Dunn Christopher Dunn
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002